Form 10KSB
period 1997-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1997-12-12
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       EAGLE WIRELESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 0-20011

                      TEXAS                       76-0494995
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

               910 GEMINI, HOUSTON, TEXAS                     77058
        (Address of Principal Executive Office)            (Zip Code)

                                  281-280-0488
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer had $3,971,369 revenues for the 12 months ended August 31, 1997.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on December 8, 1997 was $25,267,460. As of December 8, 1997 registrant had 11,510,334 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on January 13, 1998 is incorporated by reference in Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS.........................................1

ITEM 2.        DESCRIPTION OF PROPERTIES.......................................7

ITEM 3.        LEGAL PROCEEDINGS...............................................7

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............8

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.............................................8

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS............................8

ITEM 7.        FINANCIAL STATEMENTS............................................9

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE........................................9

                                    PART III

ITEM 9.        EXHIBITS AND REPORTS ON FORM 8-K................................9

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Eagle Wireless International, Inc. (the "Company" or "Eagle") is a worldwide supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular and message management and mobile data systems) and radio and telephone systems. The Company has a broad line of products covering the paging spectrum as well as specific personal communication systems ("PCS") and specialized mobile radio ("SMR") products, and products that have been tested and approved by the Federal Communications Commission ("FCC"). Eagle provides service and support for its products.

        The Company was incorporated in May 1993, but did not conduct any substantive business operations until April 1996. In August 1996 the Company amended its articles of incorporation and change its name to its current name. Unless otherwise indicated, all information in this Form 10-KSB has been adjusted to reflect the amended articles of incorporation. The Company's principal place of business is located at 910 Gemini, Houston, Texas 77058 and its telephone number is (281) 280-0488.

CURRENT PRODUCTS

        The principal products and enhancements currently being manufactured and sold by the Company relate to its wireless messaging products and include the following:

    LICENSE STARTER

        This is a new product which was developed to provide new paging license holders a method to install a system that will keep them in compliance with FCC regulations. The product is expandable, giving the license holder the ability to fund the expansion from revenues. Installation of this product requires 110VAC power and a standard telephone line. Revenues from sales of this product for the periods ended August 31, 1996 and August 31, 1997 were approximately $814,752 or 80% of total revenues and $1.1 Million or 28% of total revenues, respectively.

    STEALTH SERIES SLIMLINE BASE STATIONS

        This product is attractive and convenient where space has a high dollar cost. The product has the same specifications as a full size base station (described below) but takes up much less floor space and can be stacked for even higher density.

    FULL SIZE BASE STATION

        This product line can be configured for substantially all domestic and international paging frequencies.

    R.F. POWER AMPLIFIERS

        The high, medium and low power base station and link transmitter power amplifiers are designed to operate with any FCC type accepted exciter or may be combined with Eagle optional plug-in base station in the same volume as the power amplifier. All Eagle power amplifiers above 100 watts are equipped with Eagle "Heat Trap"(TM) design to provide the user with long life and high reliability performance.

    EXTEND-A-PAGE

        Extend-a-Page is designed to provide fill-in coverage in those locations where normal paging service from a wide area paging system is not adequate. Extend-a-Page receives the paging data on either a radio frequency ("RF") control link or wireline link and converts this information into low power simulcast compatible paging transmissions on any of the common paging frequencies. The Extend-a-Page transmits the paging information at a one to two watt level directly into hard to reach locations such as hospitals, underground structures, large industrial plants, and many locations near the outer coverage contour of paging systems.

    LINK PRODUCTS

        Major competitors have elected to license the Eagle Telecom 20x Control software and have it resident on their terminals. However, the customer can elect to purchase the same Link software directly from Eagle as part of an Eagle system at a lesser cost. Management believes that its software allows the user to mix and match the products of different vendors on a common system.

    MICROBEEP

        Management believes this to be the only small terminal resident in an IBM PC taking power from the PC and giving the user POCSAG numeric and alphanumeric flexibility at 512 and 1200 baud rate.

    ARBITRATOR

        Management believes this to be the only product that can reliably adjudicate and allow up to eight terminals to share the same transmitter, particularly in private carrier paging ("PCP") applications.

        The following wireless messaging products are in the final beta testing phase by the Company and have recently become available for commercial production and sale.

    KAR-STOPPER 950

        The KS-950 offers safer personal protection during possible car-jacking situations. When a thief demands and then takes possession, the driver is left behind, safe but without his or her vehicle. The driver may go to any phone in the U.S. or Canada and dial a special number, where a person will answer and proceed to assist them. In some instances the vehicle owner can, also using a touch tone phone, page the vehicle directly. A signal is then transmitted to the vehicle via satellite to a paging system which sends out a signal to immediately trigger a built in anti car-jacking device. Lights flash and a siren or horn sound is initiated causing immediate attention to the vehicle and concern to the thief. A shrill sounding 180db interior siren (optional) is also triggered. If the thief attempts to turn off the ignition or open any door or open the hood, the engine dies along with all functions of the ignition key switch. If the thief attempts to stop the system by removing the battery cables, the KS-950 memory system goes into effect, and when the cables are re-connected, the system resumes where it left off. The system can also be used to unlock vehicle doors when the driver is accidentally locked out or to lock the vehicle doors. Among the Kar-Stopper 950 features are: can be initiated from any phone i.e. (land, cellular, pay phone, etc.); works all over the world; audible and visual alerts; ignition disable circuit; four separate activation codes available; memory back-up; and short circuit protection.

    ENERGY WIZARD 2000

        The Energy Wizard 2000 is a new product being developed for use by Public Utility Companies to control switching in their sub-stations remotely using the low-cost paging infrastructure. At the present time, the utilities use existing voice channels on their radio communications system to control these Sub-Stations. Unfortunately, when switching is necessary and voice channels are being used, it reduces the capabilities and traffic capacity of the communications systems at a time when maximum communications capabilities are required to monitor emergencies on the system. The unit will be intelligent, being capable of detecting over voltages in excess of 125VAC and turning the system OFF activating various safety modes to avoid overloading sub-station or blacking out of consumers served by the controlled sub-station. Counters will register the activations and aborts of the controlled system. This system can be modified to control any process, water, gas, oil, electrical power or any other process that can be controlled by an ON/OFF relay.

PRODUCT CATEGORIES

    WIRELESS MESSAGING PRODUCTS

        For the fiscal years ended August 31, 1996 and 1997, infrastructure equipment, which includes License Starter, Base Stations, power amplifiers, L20X, arbitrator, Extend-a-Page, and Micro Beep, accounted for substantially all of the Company's net sales.

        Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a paging frequency within either a local, regional, or national geographical area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber). Telephone calls by the subscriber are received by a paging switch. A network of transmitters, that broadcast a signal over a specific geographical area, then receives the information from the paging switch through the controller and a radio signal is sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the pager to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message.

        A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location, and has an advantage over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage, and is less expensive to use. Historically, the principal disadvantage of traditional paging service in comparison to landline telephones or cellular portable telephones has been that paging provided only one-way communication capabilities.

        However, this limitation may have been overcome in the United States as a result of the auction in 1994 by the FCC of nationwide and regional licenses for designated narrowband personal communication services ("NPCS"), radio frequencies or spectrum to service providers. Many of the nationwide license holders and many of the regional license holders are current Eagle customers, directly or indirectly. Additional licenses may be auctioned in 1996. The cost of the licenses to the NPCS auction winners in 1994 was approximately $1 billion. The FCC anticipates that these NPCS licenses will be used to provide such new services as pager location, two-way acknowledgment paging, advanced voice paging and data services.

        The NPCS radio frequencies or spectrum are located at three separate points within the total radio spectrum, at 902-928 MHz, 930-931 MHz and 940-941 MHz. Initially, the radio frequencies located at 930-931 MHz and 940-941 MHz have been designated for outbound message transmission (to the pager) and the 902-928 MHz have been designated response channels (from the pager). This application is similar to traditional paging except that these license holders have been granted wider frequency band width permitting the user to transmit substantially more information. In addition, Eagle manufactures other paging infrastructure products that cater to the VHF and UHF paging frequencies in the United States and other areas of the world as well as supporting most international paging brands.

        The NPCS nationwide licenses cover all fifty states, the District of Columbia, American Samoa, Guam, the Northern Marianas Islands, Puerto Rico and the United States Virgin Islands. These licenses are divided into 50 kHz paired and unpaired channel categories. Paired channels permit both outbound and inbound signals while unpaired channels are limited to only outbound signals. Currently, there are 11 nationwide licenses and 6 additional licenses which were auctioned on a regional basis that cover the nation. Remaining to be auctioned are 7 licenses available on a major trading area ("MTA") basis and 2 licenses on a basic trading area ("BTA") basis.

        The FCC has imposed infrastructure construction or buildout requirements on all NPCS license holders. Each NPCS license holder must establish a minimum service availability for at least 37.5% of the population in its geographic region within five years after receiving the license. After ten years, each NPCS license holder must make the service available to at least 75% of the area's population. If a NPCS license holder fails to achieve these build-out requirements, it risks cancellation by the FCC of its NPCS license and a forfeiture of any auction monies paid.

        Eagle manufactures products that will enable paging license holders to legally put their systems into operation, at a low cost, a strategy adopted by the Company to create a "captive" customer in terms of future build out.

        Eagle offers its customers an end-to-end solution for NPCS applications. The Company has developed and introduced, at the September 1996 PCS show in San Francisco, new technology based products with enhanced architecture and technology from its existing paging systems to accommodate the advanced services available through paging and PCS. This system approach includes full product lines of radio frequency network controllers, transmitters, receivers, and a special satellite receiver system (to receive the response message from the end-user). The Company is currently shipping its NPCS products to various beta test sites, based on product development schedules and the build-out requirements of the NPCS license holders.

        The design of a paging system is customer specific and depends on (i) the number of paging subscribers the service provider desires to accommodate,
(ii) the operating radio frequency, (iii) the geography of the service area,
(iv) the expected system growth, and (v) specific features desired by the customer. Paging equipment hardware and software developed by the Company may be used with all types of paging service, including voice, tone numeric (telephone number display) or alphanumeric messaging (words and numbers display).

    SWITCHES

        The Company is involved at an early stage in the development of industry wide technology standards and is familiar with developments in paging protocol standards throughout the world. The Company works closely with its customers in the design of large, complex paging networks. Eagle believes that its customers' purchasing decisions are based, in large part, on the quality and technological capabilities of such networks. The Company has strategic agreements to purchase switches from major switch manufacturers. The Company believes that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.

    RADIO FREQUENCY EQUIPMENT, TRANSMITTERS AND RECEIVERS

        Transmitters are available in frequency ranges of 70 MHz to 960 MHz and in power levels of 2 watts to 500 watts. Radio link receivers are available in frequency ranges of 70 MHz to 960 MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C- band frequencies.

        The Company's range of receivers detects the responses back from the two-way NPCS subscriber devices. The receivers take advantage of DSP demodulation techniques that maximize receiver performance.

        Depending upon frequency, antenna height, topography and power, Eagle transmitter systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells which vary from 3 to 15 miles in diameter. Eagle transmitters are designed specifically for the high performance and reliability required for high speed simulcast networks.

    CONTROLLERS

        The Company currently offers products for transmitter control known as Eagle's L20TX transmitter control system, which is a medium-feature transmitter control system used in domestic and international markets, and the Company's new advanced Kar-Stopper 950 and Energy Wizard 2000 products were introduced at the September 1996 show in San Francisco.

MANUFACTURE OF NEW PRODUCTS

        The Company has identified several new products that would complement existing products and broaden its product base. The Company's strategy is to develop upgrades on existing products to enable it to obtain increased market share or extend the life of those products by several years.

SERVICE AND SUPPORT

        Eagle provides service to customers on a regular basis including installation, project management of turnkey systems, training, service or extended warranty contracts with the Company. The Company believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by a customer. This relationship is further developed as customers come to depend upon the Company for installation, system optimization, warranty and post-warranty services.

        The Company has a warranty and maintenance program for both its hardware and software products and maintains a customer service network in its operating locations. Eagle's standard warranty provides its customers with repair or replacement of any defective Eagle manufactured equipment. The warranty is valid on all products for the period of one year from the later of the date of shipment or the installation by an Eagle qualified technician.

CUSTOMERS

        Eagle sells to a broad range of customers worldwide. In the United States, customers include the regional Bell operating companies, medical paging operators, and public and private radio common carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers. Company customers include: Motorola, Ericsson, Inc., Mobil-Media, Inc., Pac-Tel, Paging Network, Inc., Norwegian Telecom, Inc., and Link-Two Communications, Inc. (Link II).

        The Company's largest customer, Link II accounted for approximately 60.72% of the Company's sales for the fiscal year ended August 31, 1997. Link II is a common carrier of exclusively wholesale one-way paging network services. Its customers purchase paging network services as an aggregator and resell Link II's network services to individual subscribers and other communications providers. Link II has secured the rights to use or options to purchase five PCP frequencies, three of which provide coverage in ten of the top ten markets, and several RCC frequencies providing regional coverage in two of the top ten markets. Link II will provide high-quality network services by utilizing regional network operational centers ("NOC") that will enable it to utilize a star network topology to control paging networks in multiple local markets within a wide geographical region. Link II intends to build its first NOC in metro New York City followed by Chicago, Los Angeles, Dallas and Atlanta. Link II then intends to expand operations nationwide by constructing five additional NOCs in top markets to allow for nationwide, local and national paging services.

MARKETING AND SALES

        The Company markets its products and services in the United States through representative organizations and internationally through agents. As the Company's business is highly technical, a majority of sales are complete systems with technical support. A large percentage of the Company's marketing comes from direct sales by the employees. The Company also utilizes distributors and agents to sell its products in certain countries and geographic regions to market outside of the Company's core markets.

        The Company currently has non-exclusive arrangements with 6 of such distributors and agents to service Canada and the midwest, eastern seaboard, and northeast regions of the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis and the Company has one exclusive arrangement with a distributor to service Australia. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis.

        As part of the Company's integrated marketing and sales efforts, Eagle encourages a philosophy of open communication between the Company and its customers.

INTERNATIONAL BUSINESS RISKS

        In 1996 and 1997, the Company generated net sales in markets outside of the United States, which amounted to 1.9% and 6.54% of total Company net sales for the fiscal years ended August 31, 1996 and 1997, respectively. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. To protect its interests, the Company only services international business using letters of credit drawn on American or limited foreign corresponding banks.

RESEARCH AND DEVELOPMENT

        The Company believes that a strong commitment to research and development is essential to the continued growth of its business. One of the key components of the Company's development strategy is the promotion of a close relationship between its development staff, internally with Eagle's manufacturing and marketing personnel, and externally with Eagle's customers. This strategy has allowed Eagle to develop and bring to market customer-driven products.

        The Company has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, radio frequency and data network design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by the Company for the fiscal years ended August 31, 1997 and August 31, 1996 were $415,265 and $48,829 respectively.

MANUFACTURING

        Eagle currently manufactures its products at Company facilities in Houston, Texas. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in the Company's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer.

COMPETITION

        The Company supplies transmitters, receivers, controllers and software used in paging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications industry today, the industry is expanding to include new services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same PCS markets served by the Company. Certain of the Company's competitors, and all competitors that have publicly tradable securities, have significantly greater resources than the Company, and their can be no assurance that Eagle will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone industry, certain of which are larger and have significantly greater resources than the Company, could elect to enter into the Company's markets and compete with Eagle's products. There can be no assurance that the Company will be able to increase its market share in the future.

PROPRIETARY INFORMATION

        The Company attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, technical measures, and common law remedies with respect to certain proprietary technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology. There can be no assurance that the Company could successfully develop alternative technology on commercially reasonable terms.

REGULATION

        Many of the Company's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by customers to operate the Company's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for the Company's products by providing users of those products with opportunities to establish new paging and other wireless personal communications services, there can be no assurance that the trend toward deregulations and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on the Company. On February 9, 1996, the FCC released a notice of proposed rule making covering a licensing rule and procedure change on the 929 MHz and 931 MHz as well as certain other paging frequencies which included a freeze on its acceptance of new applications for paging system licenses. The Company believes that this freeze will increase sales of certain of its product lines as customers respond to the "install of lose" nature of the proposed licensing rule. The long-term effect is expected to cause the current system operators to purchase and install new equipment using their current licenses in an effort to increase the efficiency of operations rather than expanding into new territories.

EMPLOYEES

        At December 1, 1997, the Company employed approximately 37 persons and retained 2 independent contractors. The Company believes its employee relations to be good. The Company enters into independent contractual relationships with various individuals, from time to time, as needed.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company's headquarters are located in Houston, Texas and include approximately 15,000 square feet of leased office and warehouse space. The lease is at market rates and expires in 1998. The Company insures its facilities in an amount it believes is adequate and customary in the industry. The Company believes that its existing facilities are adequate to meet its current requirements but anticipates the need for additional space within the next year. The Company believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate such growth of its operations through the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An amendment to the Comapny's Articles of Incorporation changing the Company's name from Eagle Telecom International, Inc. to Eagle Wireless International, Inc. was adopted by a majority of the shareholders on August 1, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock trades under the symbol "EGLW" on the OTC Electronic Bulletin Board. The market for the Company Common Stock on the OTC Electronic Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock since trading commenced on the OTC Electronic Bulletin Board on October 27, 1997, as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.



                                          HIGH          LOW
  FISCAL 1998
  First Quarter     (commencing        $ 4.50         $ 2.75
                   October 27, 1997)

        On December 9, 1997, the last sales price of the Company's Common Stock as reported by the OTC Electronic Bulletin Board was $ 2.875. The Company believes that as of December 9, 1997, there were over 266 record owners of its Common Stock.

        It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company was incorporated in May 1993, but did not conduct any significant business operations until it acquired cash, certain inventory and assets, both of which occurred at the end of March 1996 resulting in business operations commencing in April 1996. There exists limited historic operations with respect to the operation of the Company. The Company's fiscal year is August 31.

FIVE MONTHS COMPRISING FISCAL YEAR ENDED AUGUST 31, 1996

      For the period ended August 31, 1996, the Company had net sales of $1,018,441, cost of goods sold was $644,271, resulting in a gross profit of $374,170. For this period, total operating expenses for such period were $343,888 resulting in net earnings of $32,204. For the period ended August 31, 1996, the Company had total current assets of $3,004,919, working capital of $1,657,320, long-term debt, net liabilities of $22,387, and total shareholders' equity of $2,077,006.

FISCAL YEAR ENDED AUGUST 31, 1997

      For the fiscal year ended August 31, 1997, the Company had net sales of $3,971,369, total cost of goods sold was $1,768,916, resulting in a gross profit of $2,202,453. For this period, total operating expenses were $1,385,127, resulting in net earnings of $728,494. For the fiscal year ended August 31, 1997, the Company had total current assets of $6,859,529, working capital of $6,090,971, long-term debt, net liabilities of $18,952 and shareholders' equity of $6,592,388.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 31, 1997, the Company's primary source of equity was $2,894,561 of cash, $2,895,281 of accounts receivable, and $1,012,218 of inventories. Since inception, the Company has primarily funded its capital requirements through the private issuance of Common Stock and certain Warrants to purchase shares of Common Stock grossing, $ 6,537,415 (the "Private Offerings"). Net cash used in operating activities for the period ended August 31, 1996, was $146,220 compared with $2,191,780 used in operating activities for the fiscal year ended August 31, 1997. This decrease was primarily due to an increase in accounts receivable. Net cash provided by financing activities was $2,354,782 for the period ended August 31, 1996 compared with $3,140,120 for the fiscal year ended August 31, 1997. The Company expects any negative cash flow from its operations to continue which will be funded primarily from working capital.

      The Company believes that its working capital is sufficient to fund operations through the end of the current fiscal year. The Company has not established a line of credit or other similar financing arrangements with any lenders. There can be no assurance that the Company will be able to obtain any funding from any external sources on suitable terms, if at all. Management believes, however, that its current working capital will be sufficient to meet the Company's capital requirements for the current calendar year. However, a decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. As of August 31, 1997, the Company had no material capital commitments.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements prepared in accordance with Item 310 of Regulation S-B are included in this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and McManus & Company of the type requiring disclosure hereunder.

                                    PART III

        In accordance with General Instruction E(3), a presentation of information in response to Items 9, 10, 11 and 12 shall appear in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the Company's year end and shall be incorporated herein by reference.

ITEM 9.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as a part of this report:
EXHIBIT NO.           IDENTIFICATION OF EXHIBIT
-----------           -------------------------
    3.1(1)     Articles of Incorporation of the Company, as amended
    3.1(a)(1)  Amendment to the Articles of Incorporation
    3.2(1)     By-laws
    4.1(1)     Form of Common Stock Certificate
    4.2(1)     Class A Warrant Agreement and Form of Warrant
    4.3(1)     Class B Warrant Agreement and Form of Warrant
    4.4(1)     Form of $.05 Warrant
    4.5(1)     Form of $.50 Warrant
    4.6(1)     Form of $5.00 Warrant
    4.7(1)     Class C Warrant Agreement and Form of Warrant
    10.1(1)    Asset  Purchase Agreement
    10.2(1)    Stock Option Plan
    10.3(1)    Form of Purchase Order

(1) Filed as an Exhibit (with the same corresponding Exhibit No. listed herein) to the Company's Registration Statement on Form SB-2 (File No. 333-20011) and incorporated herein by reference.

(b) No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       EAGLE WIRELESS INTERNATIONAL, INC.


             By____________________________________________________
               H. Dean Cubley, President, Chief Executive Officer and Director


                              ---------------------------------

                               --------------------------------

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                    DATE

/S/ H. DEAN CUBLEY         President, Chief Executive Officer  December 12, 1997
    H. Dean Cubley         and Director



/S/ RICHARD ROYALL         Chief Financial Officer (Principal  December 12, 1997
    Richard Royall         Financial and Accounting Officer)

/S/ CHRISTOPHER W. FUTER   Director                            December 12, 1997
    Christopher W. Futer

/S/ A.L. CLIFFORD          Director                            December 12, 1997
    A.L. Clifford

                       EAGLE WIRELESS INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                             August 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
Current Assets:
  Cash and Cash  Equivalents (Note 1) ............   $ 2,894,561    $ 2,104,052
  Accounts Receivable ............................     2,895,281        358,933
  Inventories (Note 1) ...........................     1,012,218        525,311
  Prepaid Expenses ...............................        57,469         16,623
                                                     -----------    -----------
     Total Current Assets ........................     6,859,529      3,004,919

Property and Equipment (Note 1):
  Operating Equipment ............................       590,461        425,735
  Less: Accumulated Depreciation .................      (111,764)       (33,104)
                                                     -----------    -----------
     Total Property and Equipment ................       478,697        392,631

Other Assets:
  Security Deposits ..............................        10,681          8,950
  Deferred Financing  Fees .......................          --           37,500
  Investment In Affiliate ........................        28,663           --
  Organization Expense (net of
     accumulated amortization) ...................         2,328          2,992
                                                     -----------    -----------
     Total Other Assets ..........................        41,672         49,442
                                                     -----------    -----------
  Total Assets ...................................   $ 7,379,898    $ 3,446,992
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses ..........   $   317,169    $   553,323
  Shareholders' Advances (Note 10) ...............       129,372        290,000
  Subscriptions Payable ..........................          --           97,500
  Notes Payable (Note 2) .........................          --          386,082
  Capital Lease Obligations (Note 3) .............        32,049         20,694
  Federal Income Taxes Payable (Note 4) ..........       260,912           --
  Franchise Taxes Payable ........................        20,000           --
  Deferred Taxes (Note 4) ........................         9,056           --
                                                     -----------    -----------
     Total Current Liabilities ...................       768,558      1,347,599

Long - Term Liabilities:
  Capital Lease Obligations
     (net of current maturities) (Note 3) ........         2,791         16,704
  Deferred Taxes (Note 4) ........................        16,161          5,683
                                                     -----------    -----------
     Total Long - Term Liabilities ...............        18,952         22,387

Commitments and Contingent Liabilities (Note 10)

Shareholders' Equity:
  Preferred Stock - $.001 par value
     Authorized 5,000,000 shares
     Issued -0- shares ...........................          --             --
  Common Stock - $.001 par value
     Authorized 100,000,000 shares
     Issued and Outstanding at 1997 and 1996
     11,510,334 and 6,946,145, respectively ......        11,510          6,946
  Paid in Capital ................................     5,820,180      2,037,856
  Retained Earnings ..............................       760,698         32,204
                                                     -----------    -----------
     Total Shareholders' Equity ..................     6,592,388      2,077,006
                                                     -----------    -----------
  Total Liabilities and Shareholders' Equity .....   $ 7,379,898    $ 3,446,992
                                                     ===========    ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS

                                                 For the Years Ended August 31,
                                             -----------------------------------
                                                1997          1996         1995
                                             -----------    -----------    -----
Net Sales ................................   $ 3,971,369    $ 1,018,441    $--

Cost of Goods Sold
  Materials and Supplies .................       920,375        228,765     --
  Direct Labor and Related  Costs ........       480,688        290,743     --
  Depreciation and Amortization ..........        21,400         19,986     --
  Other Manufacturing Costs ..............       346,453        104,776     --
                                             -----------    -----------    -----

     Total Cost of Goods Sold ............     1,768,916        644,271     --
                                             -----------    -----------    -----

Gross Profit .............................     2,202,453        374,170     --
                                             -----------    -----------    -----
Operating Expenses
  Selling, General and Administrative
     Salaries and Related Costs ..........       720,448        181,338     --
     Advertising and Promotion ...........       176,131         65,461     --
     Depreciation and Amortization .......        58,135         13,451     --
     Other Support Costs .................       430,413         83,638     --
                                             -----------    -----------    -----
     Total Operating Expenses ............     1,385,127        343,888     --
                                             -----------    -----------    -----
Earnings From Operations Before Other
Revenues / (Expenses), Income Taxes, and
Loss From Minority Interest in Affiliate .       817,326         30,282     --

Other Revenues / (Expenses)
  Interest Income ........................       328,760         10,501     --
  Interest Expense .......................        (6,533)        (2,896)
                                             -----------    -----------    -----
     Total Other Revenues ................       322,227          7,605     --
                                             -----------    -----------    -----
Earnings Before Income Taxes & Loss From
  Minority Interest in Affiliate .........     1,139,553         37,887     --

  Loss From Minority Interest in Affiliate       (71,337)          --       --
                                             -----------    -----------    -----
Earnings Before Income Taxes .............     1,068,216         37,887     --

  Provision For Income Taxes .............       339,722          5,683     --
                                             -----------    -----------    -----
Net Earnings .............................       728,494         32,204     --

Retained Earnings - Beginning of Year ....        32,204           --       --
                                             -----------    -----------    -----
Retained Earnings - End of Year ..........   $   760,698    $    32,204    $--
                                             ===========    ===========    =====
Net Earnings Per Common Share:
Primary (Note 1) .........................   $     0.043    $     0.003    $--
Fully Diluted (Note 1) ...................   $     0.030    $     0.002    $--

                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Additional                          Total
September 1, 1994                                      Common          Preferred       Paid In           Retained      Shareholders'
To August 31, 1997                                     Stock             Stock         Capital           Earnings        Equity
                                                      ---------        --------       -----------        --------       -----------
As Of September 1, 1994 .......................       $   1,000        $   --         $      --          $   --         $     1,000
                                                      ---------        --------       -----------        --------       -----------
Total Shareholders' Equity
As Of August 31, 1995 .........................           1,000            --                --              --               1,000

Net Earnings 1996 .............................            --              --                --            32,204            32,204

Common Stock Relinquished .....................          (1,000)           --                --              --              (1,000)

New Stock Issued to Shareholders
      Hou - Tex Trust (July 1996) .............           3,150            --             238,627            --             241,777
      Futer Family Trust (July 1996) ..........             990            --              74,996            --              75,986
      John Nagel (July 1996) ..................             180            --              13,636            --              13,816
      Bailey Trust (July 1996) ................             180            --              13,636            --              13,816

Private Placement .............................           2,446            --           1,926,254            --           1,928,700

Issuance of Warrants for
      Fundraising Activities ..................            --              --              88,343            --              88,343

Syndication Costs .............................            --              --            (317,636)           --            (317,636)
                                                      ---------        --------       -----------        --------       -----------
Total Shareholders' Equity
As Of August 31, 1996 .........................           6,946            --           2,037,856          32,204         2,077,006

Net Earnings 1997 .............................                                           728,494         728,494

Private Placement .............................           1,587            --           4,117,759            --           4,119,346

Conversion of Notes Payable and
      Advances to Common Stock ................           2,277            --             487,092            --             489,369

Exercise of $.01 Warrants:
      B & F Trust .............................             490            --               4,410            --               4,900
      Futer Family Trust ......................             154            --               1,386            --               1,540
      John Nagel ..............................              28            --                 252            --                 280
      Bailey Trust ............................              28            --                 252            --                 280

Issuance of Warrants for
      Fundraising Activities ..................            --              --             192,000            --             192,000

Syndication Costs .............................            --              --          (1,020,827)           --          (1,020,827)
                                                      ---------        --------       -----------        --------       -----------
Total Shareholders' Equity
As Of August 31, 1997 .........................       $  11,510        $   --         $ 5,820,180        $760,698       $ 6,592,388
                                                      =========        ========       ===========        ========       ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                For the Years Ended August 31,
                                                                                      ----------------------------------------------
                                                                                         1997               1996             1995
                                                                                      -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings ..............................................................         $   728,494       $    32,204          $--

  Adjustments To Reconcile Net Earnings To Net Cash
    Used By Operating Activities:
     Depreciation and Amortization ..........................................              79,535            33,437           --
     (Increase) / Decrease in Accounts Receivable ...........................          (2,536,348)         (270,144)          --
     (Increase) / Decrease in Inventories ...................................            (486,907)         (228,978)          --
     (Increase) / Decrease in Prepaid Expenses ..............................             (40,846)          (16,623)          --
     Increase / (Decrease) in Accounts Payable ..............................               9,868           168,013           --
     Increase / (Decrease) in Accrued Payroll Taxes .........................              16,635              --             --
     Increase / (Decrease) in Accrued Expenses ..............................             (53,374)             (760)          --
     Increase / (Decrease) in Deferred Taxes ................................              19,534             5,683           --
     Increase / (Decrease) in Customer Deposits .............................            (209,283)          130,948           --
     Increase / (Decrease) in Federal Income Taxes Payable ..................             260,912              --             --
     Increase / (Decrease) in Franchise Taxes Payable .......................              20,000              --             --
                                                                                      -----------       -----------          ----
     Total Adjustments ......................................................          (2,920,274)         (178,424)          --
                                                                                      -----------       -----------          ----
  Net Cash Used By Operating Activities .....................................          (2,191,780)         (146,220)          --

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Property and Equipment .....................................            (164,937)          (55,735)          --
     (Increase) / Decrease in Other  Assets .................................              35,769           (48,775)          --
     Increase in Investment in Subsidiary ...................................             (28,663)             --             --
                                                                                      -----------       -----------          ----
  Net Cash Used By Investing Activities .....................................            (157,831)         (104,510)          --

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase / (Decrease) in Notes Payable .................................            (375,000)          375,000           --
     Increase / (Decrease) in Notes Payable .................................             (11,082)           11,082           --
     Increase / (Decrease) in Capital Leases ................................              (2,558)           37,398           --
     Increase / (Decrease) in Shareholders' Advances ........................            (160,628)             --             --
     Increase / (Decrease) in Subscriptions Payable .........................             (97,500)           97,500           --
     Proceeds From Sale of Common Stock, Net ................................           3,786,888         1,833,802           --
                                                                                      -----------       -----------          ----
  Net Cash Provided By Financing Activities .................................           3,140,120         2,354,782           --

  Net Increase in Cash ......................................................             790,509         2,104,052           --

CASH AT THE BEGINNING OF THE YEAR ...........................................           2,104,052              --             --
                                                                                      -----------       -----------          ----
CASH AT THE END OF THE YEAR .................................................         $ 2,894,561       $ 2,104,052          $--
                                                                                      ===========       ===========       ==========

                                      F - 5

  See accompanying accountant's report and notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

    Eagle Wireless International, Inc., (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular and message management and mobile data systems) and radio and telephone systems.

    Prior to April, 1996, the Company was inactive. During April, 1996, the Company commenced operations by the issuance of stock for cash, certain inventories, test equipment, other assets, and the assumption of certain liabilities to its principal shareholder. Concurrent with this transaction, the Company entered into an asset purchase agreement with a company to acquire certain other production equipment, inventories and furniture and equipment.

A)  Cash and Cash Equivalents

    The Company has $2,873,806 and $1,650,000 invested in interest bearing accounts at August 31, 1997 and 1996, respectively.

B)  Property and Equipment

    Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                      Years
                                      -----
        Machinery and equipment         7
        Furniture and Fixtures          7

    Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)  Inventories

    Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                               August 31,
                         --------------------
                            1997       1996
                         ----------  --------
        Raw Materials    $  602,174  $351,374
        Work in Process     400,069   173,937
        Finished Goods        9,975     - 0 -
                         ----------  --------
                         $1,012,218  $525,311
                         ==========  ========

D)  Organizational Costs

    Organizational costs are amortized using the straight - line method over a period of sixty (60) months. Accumulated amortization is $997 and $333 for the periods ended August 31, 1997 and 1996, respectively.

E)  Research and Development Costs

    The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $333,200 and $48,829 were expensed for the periods ended August 31, 1997 and 1996, respectively. Contract revenues earned for the periods ended August 31, 1997 and 1996 were approximately $ 425,000 and $150,000, respectively.

F)  Income Taxes

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

G)  Net Earnings Per Common Share

    Net earnings per common share is shown as both primary and fully diluted. Primary earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. Fully diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common sto ck outstanding plus any dilutive and anti-dilutive common stock equivalents. The components used for the computations are shown as follows:

                                              August 31, 1997    August 31, 1996
                                              ---------------    ---------------
    Weighted Average Number of Common
        Shares Outstanding Including:

    Primary Common Stock Equivalents              16,876,808        12,819,479
    Fully Dilutive Common Stock Equivalents       24,335,142        19,992,813

H)  Warrants for Funding Activities

    To date, the Company has issued the following warrants: 5,033,334 Class A; 5,033,334 Class B; 1,050,000 Class C; 1,050,000 $.05; 1,375,000 $.50; and
    425,000 $5.00. Certain of these warrants were issued to individuals and trusts for their assistance in the fundraising activities. The Company has assigned a value of $280,343 as compensation for these fund raising activities.

I)  Deferred Financing Fees

    The deferred financing fees originated as a financing charge on a non-interest bearing notes payable in the amount of $375,000. During November 1996, the financing fees were expensed.

J)  Advertising and Promotion

    All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended August 31, 1997 and 1996, the Company had expensed $176,131 and $65,461, respectively.

NOTE 2 - NOTES PAYABLE:
                                                              August 31,
                                                      ------------------------
                                                       1997              1996
                                                      ------            ------
    Notes to individuals due October 31,
    1996, bearing no interest,
    convertible into the Company's
    common stock at the noteholder's
    option ....................................       $ - 0 -           $375,000

    Unsecured note to the insurance
    company bearing interest at 8.75%,
    due $2,265 monthly until January
    1997 ......................................         - 0 -             11,082
                                                      -------           --------
         Total ................................         - 0 -            386,082
         Less Current Portion of
            Long - Term Debt ..................         - 0 -            386,082
                                                      -------           --------
         Total Long - Term Debt ...............       $ - 0 -            $ - 0 -
                                                      =======           ========


NOTE 3 - CAPITAL LEASE OBLIGATIONS:
                                                                  August 31,
                                                            --------------------
                                                              1997       1996
                                                            -------      -------
    Equipment lease with Compix bearing
    interest at 15%, payable in monthly
    installments of $624; due July 1998  .............      $ 5,856      $12,049

    Equipment lease with IFR bearing
    interest at 15%, payable in monthly
    installments of $1,427; due June 1998  ...........       12,133       25,349

    Equipment lease with Associates
    Capital bearing interest at 7%,
    payable in monthly installments
    of $1,177; due Sept. 1998  .......................       14,271        - 0 -

                                                        August 31,
                                                   -------------------
                                                     1997        1996
                                                   -------     -------

    Equipment lease with IKON Office
    Solutions bearing interest at 18%
    payable in monthly installments of
    $105; due March, 2000  ...................     $ 2,580     $ - 0 -
                                                   -------     -------
         Total Obligations ...................      34,840      37,398

         Less Current Portion of
           Lease Obligations .................      32,049      20,694
                                                   -------     -------
         Total Long - Term Capital
           Lease Obligations .................     $ 2,791     $16,704
                                                   =======     =======

    The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 35,000 and $ 41,892 at August 31, 1997 and 1996, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 1997 and 1996 are as follows:

                                                    Aug. 31, 1997  Aug. 31, 1996
                                                    -------------  -------------
    Total minimum lease payments .................      $39,690       $42,447
    Less:  Amount representing interest ..........        4,850         5,049
                                                        -------       -------
    Present value of net minimum
      lease payments .............................      $34,840       $37,398
                                                        =======       =======

        Future obligations under the lease terms are:

            Period Ending
             August  31,              Amount
            -------------          -----------
                 1998               $   36,518
                 1999                    2,437
                 2000                      735
                                    ----------
                   Total            $   39,690
                                    ==========

NOTE 4 - INCOME TAXES:

    As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                    August 31,
                                                                 ---------------
                                                                 1997       1996
                                                                 ----       ----
                                                                   %           %

    U.S. Federal Statutory Tax Rate ....................          34          15

    U.S. Valuation Difference ..........................          (7)         --
                                                                 ---          --
    Effective U.S. Tax Rate ............................          27          15

    Foreign Tax Valuation ..............................           5          --
                                                                 ---          --
    Effective Tax Rate .................................          32          15
                                                                 ===          ==

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal difference is the manner in which depreciation is computed for financial and income tax reporting purposes.


NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

    In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of August 31, 1997, no Preferred Stock has been issued.

    In July, 1996, the Board of Directors and majority shareholders adopted a stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. As of August 31, 1997, no options have been granted pursuant to such plan.

    In May of 1996, the Company received an aggregate of $375,000 in bridge financing in the form of interest-free convertible notes from unaffiliated individuals. Holders of $369,000 of these notes converted into 369,000 shares of Company common stock, and the balance of $6,000 was retired in November of 1996. In conjunction with the issuance of such indebtedness, the Company has issued such investors $.50 Warrants to purchase 375,000 shares of common stock, and $5.00 Warrants to purchase up to 375,000 shares of common stock.

    Due to the lack of a public market, shareholders and warrant-holders are inherently restricted from exercising their warrants. A minimal value has therefore been assigned as compensation for these warrants and recorded as syndication costs.

    The Company has issued the following warrants which have since been exercised:

        700,000 stock purchase warrants which expire July, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.

    The Company has issued and outstanding the following warrants which have not yet been exercised at August 31, 1997:

        1,050,000 stock purchase warrants which expire July, 1999. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July, 1999 if not exercised.

        1,375,000 stock purchase warrants which expire July, 1999. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July, 1999 if not exercised.

        425,000 stock purchases warrants which expire July, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

        5,033,334 Class A stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

        5,033,334 Class B stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company, and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price if $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933.

        1,050,000 Class C stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company, and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price if $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

    The warrants outstanding are segregated into two categories (exercisable and non-exercisable). They are summarized as follows:

    Class of               Exercisable
    Warrants      Aug.  31, 1997  Aug. 31, 1996  Non-Exercisable  Exercise Price
    --------      --------------  -------------  ---------------  --------------
     $   .01         Exercised         700,000           --       $    .01
         .05              --              --        1,050,000          .05
         .50              --              --        1,375,000          .50
        5.00           425,000         425,000           --           5.00
          A          5,033,334       4,748,334           --           4.00
          B          5,033,334       4,748,334           --           6.00
          C          1,050,000            --             --           2.00
                    ----------      ----------      ---------
        Total       11,541,668      10,621,668      2,425,000
                    ==========      ==========      =========


NOTE 6 - RELATED PARTY TRANSACTIONS:

    In April 1996, the Company entered into a number of non-cash transactions. Inventories and property in the amounts of $200,000 and $300,000, respectively, were contributed to the Company by the Hou-Tex Trust, Bailey Trust, Futer Family Trust, and John Nagle and recorded at each individuals' respective historical cost. The Company also received inventory, accounts receivable, and furniture and fixtures in the amounts of $96,333, $88,789, $70,000, respectively, in exchange for the assumption of liabilities totaling $255,122.

    Additionally, the Company issued a note payable to an affiliate in the amount of $155,000 and concurrently issued 4,500,000 shares of common stock for $345,395 .

    For the period ended August 31, 1997, 1,908,000 shares had been issued to the Vonn, Ltd. and Messrs. Clifford and Barton for cash advances of $120,000.

NOTE 7  - SEGMENT INFORMATION:

    The Company had gross revenues of $3,971,369 for the year ended August 31, 1997. The following parties individually represent a greater than ten percent of these revenues.

                                            August 31, 1997
    Customer                            Amount        Percentage
    --------                          -----------     ----------
    Link - Two Communications, Inc.   $ 2,385,747       60.07 %
                                      ===========       =======

    At August 31, 1996, no parties comprised a greater than ten percent of revenues.

NOTE 8  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

    The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At August 31, 1997 and 1996, the Company had earned a 6.8% and 0%, respectively, minor ity equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $71,337.

    Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 9 - RISK FACTORS:

    At August 31, 1997, substantially all of the Company's business activity has remained within the United States and has been extended to the wireless infrastructure industry. Approximately eighty-three percent of the Company's revenues and receivables have been created solely in the state of Texas, six and one-half percent have been created in the international market, and the approximate ten and one-half percent remainder has been created relatively evenly over the rest of the nation.

    Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 60.72% of the Company's gross revenues and 55.25% of the its accounts receivable, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable. (See Note 8)

    Although the Company has concentrated its efforts in the wireless infrastructure industry at August 31, 1997, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.


NOTE 10 - SHAREHOLDERS' ADVANCES:

    Certain officers and an employee advanced the Company $290,000. At August 31, 1997 and 1996, the Company owes $129,372 and $290,000, respectively. The shareholder advances are non-interest bearing and payable upon demand.

NOTE 11 - FOREIGN OPERATIONS:

    Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 6.5 % and 1.9% at August 31, 1997 and 1996, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES:

    The Company now leases its primary office space for $8,963 per month under a non-cancelable lease expiring on March 31, 1999. For the periods ending August 31, 1997 and 1996, rental expenses of $94,036 and $34,612, respectively, were incurred.

        Future obligations under the non-cancelable lease terms are:

            Period Ending
              August 31,            Amount
            -------------         ---------
                 1998             $  98,593
                 1999                62,741
                                  ---------
                Total             $ 161,334
                                  =========

NOTE 13 - SUBSEQUENT EVENTS:

    Subsequent to August 31, 1997, the Company acquired all of the assets, net of liabilities, of W & H Development, Inc. for 40,000 shares of common stock. W & H is involved in the business of wireless communications for oil and gas concerns. As of November 12, 1997, no shares of stock have been issued.

    Additionally, the Company has entered into an agreement with Houston Research Consulting, Inc. to issue 55,000 shares of common stock in as full payment in lieu of an $82,500 debt. As of November 12, 1997, no shares of stock have been issued.

    Additionally, the Company has subsequently issued 14,875 stock options to certain key employees pursuant to the Company's 1996 stock option plan. As of November 12, 1997, none of the options have been exercised.