Form 10KSB/A
period 1997-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1997-12-17
CIK 1023139

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

/S/ H. DEAN CUBLEY         President, Chief Executive Officer  December 12, 1997
    H. Dean Cubley         and Director



/S/ RICHARD ROYALL         Chief Financial Officer (Principal  December 12, 1997
    Richard Royall         Financial and Accounting Officer)

/S/ CHRISTOPHER W. FUTER   Director                            December 12, 1997
    Christopher W. Futer

/S/ A.L. CLIFFORD          Director                            December 12, 1997
    A.L. Clifford

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Eagle Wireless International, Inc.

We have audited the accompanying balance sheets of Eagle Wireless International, Inc. as of August 31, 1997 and 1996, and the related statements of earnings, shareholders' equity, and cash flows for the years ended August 31, 1997, 1996, and 1995. These financial statements are the responsibility of Eagle Wireless International, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Wireless International, Inc. as of August 31, 1997 and 1996, and the results of their operations, shareholders' equity, and their cash flows for the years ended August 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.

McMANUS & CO., P.C.

McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey

November 12, 1997

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

    Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 60.72% of the Company's gross revenues and 75% of the its accounts receivable, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable. (See Note 8)

    Although the Company has concentrated its efforts in the wireless infrastructure industry at August 31, 1997, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.


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