Form 10QSB
period 1997-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 1998-01-15
CIK 1023139

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 000-23163

                       EAGLE WIRELESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                          76-0494995
  (State or other jurisdiction)                             (IRS Employer
 of incorporation or organization                        Identification No.)

                                910 Gemini Avenue
                            Houston, Texas 77058-2704
          (Address of principal executive offices, including zip code)

                                 (281) 280-0488
              (Registrant's telephone number, including area code)

                                  -------------

        Securities registered under Section 12(b) of the Exchange Act:

                              Name of Each Exchange
                     TITLE OF EACH CLASS ON WHICH REGISTERED
                     ---------------------------------------
                          Common Stock, $.001 par value
                         OTC / ELECTRONIC BULLETIN BOARD

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 30, 1996, there were 11,605,334 shares of Common Stock outstanding

EAGLE WIRELESS INTERNATIONAL, INC.

                                      INDEX

PART 1 -   FINANCIAL INFORMATION                                           PAGE
                                                                           ----
Item 1.    Financial Statements (Unaudited)

           Balance sheets at November 30, 1997 and 1996 ..................   3

           Statements of  Income and Retained Earnings for the Three
           Months Ended November 30, 1997 and 1996 .......................   4

           Statements of Cash Flows for the Three Months Ended
           November 30, 1997 and 1996 ....................................   5

           Statements of Shareholders' Equity for the Three Months Ended
           November 30, 1997 and 1996 ....................................   6

           Notes to the financial statements .............................  7-13

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations ...........................  14

SIGNATURES ...............................................................  15

                       EAGLE WIRELESS INTERNATIONAL, INC.
                    BALANCE SHEETS-NOVEMBER 30, 1997 AND 1996

                                   (UNAUDITED)
ASSETS
                                                      1997              1996
                                                  -----------       -----------
Current Assets:

   Cash and cash equivalents ...............      $ 2,639,817       $ 2,456,098
   Accounts receivable .....................        2,701,365           870,530
   Inventories .............................        1,315,593           588,981
   Prepaid expenses ........................           52,920             6,048
                                                  -----------       -----------
        Total current assets ...............        6,709,695         3,921,657
                                                  -----------       -----------
Property and equipment:

   Operating equipment .....................          674,868           507,764
   Less accumulated depreciation ...........         (134,179)          (49,531)
                                                  -----------       -----------
        Total property and equipment .......          540,689           458,233
                                                  -----------       -----------
Other assets ...............................           92,265            13,394
                                                  -----------       -----------
                                                  $ 7,342,649       $ 4,393,284
                                                  ===========       ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

    Accounts payable .......................      $   123,449       $    70,475
    Accrued expenses .......................           72,358            55,027
    Customer deposits ......................          125,857
    Shareholder's advances .................          125,871           290,000
    Note payable ...........................            4,478
    Current maturities of capital lease
      obligations ..........................           24,416            33,896
    Federal income taxes payable ...........          264,012            83,421
    Deferred taxes .........................           13,056             1,700
                                                  -----------       -----------
        Total current liabilities ..........          623,162           664,854
                                                  -----------       -----------
Long-term liabilities:

   Long-term capital lease obligations,
     net of current maturities .............            1,500            25,698
   Deferred taxes ..........................           16,161             9,507
                                                  -----------       -----------
        Total long-term liabilities ........           17,661            35,205
                                                  -----------       -----------
Commitments and contingent liabilities

Shareholders' equity .......................        6,701,826         3,693,225
                                                  -----------       -----------
                                                  $ 7,342,649       $ 4,393,284
                                                  ===========       ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                              STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                        1997             1996
                                                      ---------       ----------
Net sales ......................................      $ 557,898       $1,138,852

Costs of goods sold:

    Materials and supplies .....................         34,707          280,246
    Direct labor and related costs .............         84,246          125,628
    Depreciation and amortization ..............          6,100            9,856
    Other manufacturing costs ..................         91,389          138,762
    Research and development ...................         33,306           36,585
                                                      ---------       ----------
        Total costs of goods sold ..............        249,748          591,077
                                                      ---------       ----------
Gross profit ...................................        308,150          547,775
                                                      ---------       ----------
Operating expenses

    Selling, general and administrative:

        Salaries and related costs .............        113,329          137,238
        Advertising and promotion ..............        214,956           56,790
        Depreciation and amortization ..........         16,480            6,737
        Other support costs ....................         33,033          107,930
                                                      ---------       ----------
        Total operating expenses ...............        377,798          308,695
                                                      ---------       ----------
Income(loss) from operations before other
    revenues/(expenses) and taxes ..............        (69,648)         239,080

Other revenues/(expenses)

    Interest income ............................         96,011           22,524
    Interest expense ...........................         (1,075)
                                                                      ----------
        Total other revenues ...................         94,936           22,524
                                                      ---------       ----------
Income before income taxes .....................         25,288          261,604

Provisions for income taxes ....................          8,600           88,945

Net income .....................................         16,688          172,659
                                                      ---------       ----------
Retained earnings - beginning of period ........        760,698           32,204
                                                      ---------       ----------
Retained earnings - end of period ..............      $ 777,386       $  204,863
                                                      =========       ==========
Net earnings per common share:

Primary (note 1) ...............................      $     .01       $      .03
Fully diluted (note 1) .........................      $     .01       $      .01

                       EAGLE WIRELESS INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                1997            1996
                                                            -----------     -----------
Cash flows from operating activities

    Net income .........................................    $    16,688     $   172,658

    Adjustment to reconcile net earnings to net cash Used by operating activities:

         Depreciation and amortization .................         22,580          16,593
         (Increase) / Decrease in accounts receivable ..        193,916        (511,597)
         (Increase) / Decrease in inventories ..........       (303,375)        (63,670)
         (Increase) / Decrease in prepaid expenses .....          4,549          10,575
         (Increase) / Decrease in accounts payable and
            accrued expenses ...........................       (141,362)       (216,038)
         (Increase) / Decrease in deferred taxes .......          4,000
         (Increase) / Decrease in customer deposits ....                        (85,926)
         (Increase) / Decrease in federal income
            taxes payable ..............................          3,100          88,945
                                                            -----------     -----------
         Total adjustments .............................       (216,592)       (761,118)
                                                            -----------     -----------
    Net cash used by operating activities ..............       (199,904)       (588,460)

Cash flows used in investing activities

         Purchase of property and equipment ............        (84,407)        (82,029)
         (Increase) / decrease in other assets .........        (50,758)         35,882
                                                            -----------     -----------
Net cash used  by investing activities .................       (135,165)        (46,147)

Cash flows from financing activities

         Issuance of  common stock .....................        142,528       1,443,561
         (Increase) / Decrease in notes payable
            and capital leases .........................         (8,924)       (359,408)
         (Increase) / Decrease in syndication costs ....        (49,778)
         (Increase) / Decrease in shareholder's advances         (3,501)
         (Increase) / Decrease in subscriptions payable                         (97,500)
                                                            -----------     -----------

    Net cash provided by financing activities ..........         80,325         986,653

    Net increase(decrease) in cash .....................       (254,744)        352,046

Cash at the beginning of the period ....................      2,894,561       2,104,052
                                                            -----------     -----------
Cash at the end of the period ..........................    $ 2,639,817     $ 2,456,098
                                                            ===========     ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                 Common Stock    Preferred Stock  Paid In Capital     Retained             Total
                                                $.001 Par Value  $.001 Par Value                      Earnings
                                                  Authorized      Authorized
                                                  100,000,000      5,000,000
                                                     Shares         Shares

Balance, Sept. 1, 1996 ...................        $     6,946        $--          $ 2,037,856         $  32,204         $ 2,077,006
Net income for the three months
  ended Nov. 30, 1996                                    --           --                 --             172,659             172,659
Private placement ........................              1,883         --            1,670,956              --             1,672,839
Syndication costs ........................               --           --            (229,279)              --              (229,279)
                                                  ---------------------------------------------------------------------------------
Balance Nov. 30, 1996 ....................        $     8,829        $--          $ 3,479,533         $ 204,863         $ 3,693,225
                                                  =================================================================================
Shares issued and outstanding ............          8,829,000         None
                                                  =========================

Balance, Sept. 1, 1997 ...................        $    11,510        $--          $ 5,820,180         $ 760,698         $ 6,592,388
Net income for the three
  months ended Nov. 30, 1997 .............               --           --                 --           $  16,688         $    16,688
Stock issued to retire debt,
  acquire a company and
  provide employee compensation

                                                           95         --              142,433              --               142,528
Syndication costs ........................               --           --              (49,778)             --               (49,778)
                                                  ---------------------------------------------------------------------------------
Balance Nov. 30, 1997 ....................        $    11,605        $--          $ 5,912,835         $ 777,386         $ 6,701,826
                                                  =================================================================================
Shares issued and outstanding ............         11,605,334         None
                                                  =========================

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


A)       Cash and Cash Equivalents

         The Company has $2,608,179 and $2,140,667 invested in interest bearing accounts at November 30, 1997 and 1996, respectively.

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

C)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                            NOVEMBER 30,
                                                     ------------------------
                                                     1997                1996
                                                     ----                ----
                     Raw Materials               $   702,107          $ 290,741
                     Work in Process               1,994,690            298,240
                     Finished Goods                    4,568             - 0 -
                                                 -----------          ---------
                                                 $ 2,701,365          $ 588,981
                                                 ===========          =========

D)       Organizational Costs

         Organizational costs are amortized using the straight - line method over a period of sixty (60) months. Accumulated amortization is $1,162 for the period ended November 30, 1997.

E)       Research and Development Costs

         The Company's research and development costs occur as a result of obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned.

F)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

         G) Net Earnings Per Common Share

         Net earnings per common share is shown as both primary and fully diluted. Primary earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. Fully diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive and anti-dilutive common stock equivalents

H)       Warrants for Funding Activities

         To date, the Company has issued the following warrants: 5,033,334 Class A; 5,033,334 Class B; 1,050,000 Class C; 1,050,000 $.05; 1,375,000
         $.50; and 425,000 $5.00. Certain of these warrants were issued to individuals and trusts for their assistance in the fundraising activities. The Company has assigned a value of $280,343 as compensation for services rendered and fund raising activities.

I)       Deferred Financing Fees

         The deferred financing fees originated as a financing charge on a non-interest bearing notes payable in the amount of $375,000. During November 1996, the financing fees were expensed.

J)       Advertising and Promotion

         All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the three months ended November 30, 1997 and 1996, the Company had expensed $214,956 and $56,790 respectively.

NOTE 2 - NOTES PAYABLE:

         At November 30, 1996 the Company borrowed from a corporation $4,478. This unsecured note to an insurance company bears interest at 8.75% and is due $2,265 monthly until January 1997.

NOTE 3 - CAPITAL LEASE OBLIGATIONS:

                                                                NOVEMBER 30
                                                                -----------
                                                            1997          1996
                                                            ----          ----
Equipment lease with Compix
bearing interest at 15%, payable in
monthly installments of $624; due
July 1998  .......................................        $ 4,147        $19,201

Equipment lease with IFR bearing
interest at 15%, payable in monthly
installments of $1,427; due June 1998  ...........          9,071         40,393

Equipment lease with Associates
Capital bearing interest at 7%,
payable in monthly installments
of $1,177; due Sept. 1998  .......................         10,626

Equipment lease with IKON Office
  Solutions bearing interest at 18%
  payable in monthly installments of
  $105; due March, 2000  .........................          2,072

     Total Obligations ...........................         25,916         59,594
     Less Current Portion of
           Lease Obligations .....................         24,416         33,896
                                                          -------        -------
     Total Long - Term Capital
           Lease Obligations .....................        $ 1,500        $25,698
                                                          =======        =======

         The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 34,000. The future minimum lease payments under the capital leases and the net present value of the future lease payments at November 30, 1997 are $29,690 of which $3,774 represents interest.

         Future obligations under the lease terms are:

                               PERIOD ENDING
                                AUGUST  31,                        AMOUNT
                                ------  ---                        ------
                                    1998                        $   28,010
                                    1999                             1,260
                                    2000                               420
                                                                 ---------
                                       Total                    $   39,690
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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                               AUGUST 31,
                                                               ----------
                                                           1997          1996
                                                           ----          ----
                                                            %              %

          U.S. Federal Statutory Tax Rate                   34             34
                                                            --             --
          Effective Tax Rate                                34             34
                                                            ==             ==

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal difference is the manner in which depreciation is computed for financial and income tax reporting purposes.


NOTE 5 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

         In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of November 30, 1997, no Preferred Stock has been issued.

         In July, 1996, the Board of Directors and majority shareholders adopted a stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. As of November 30, 1997, 14,875 options have been granted pursuant to such plan. None of these options have been exercised.

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

         The Company has issued and outstanding the following warrants which have not yet been exercised at November 30, 1997:

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

         The warrants outstanding are segregated into two categories (exercisable and non-exercisable). They are summarized as follows:

           CLASS  OF             EXERCISABLE
           WARRANTS      NOV. 31, 1997   NOV. 31, 1996       NON-EXERCISABLE  EXERCISE PRICE
           --------      -------------   -------------       ---------------  --------------
            $   .01       Exercised             700,000               --        $     .01
                 .05        --                   --                1,050,000          .05
                 .50        --                   --                1,375,000          .50
               5.00          425,000            425,000               --             5.00
                  A       5,033,334           4,748,334               --             4.00
                  B       5,033,334           4,748,334               --             6.00
                  C       1,050,000              --                   --                                                2.00
                         ----------          ----------            ---------
                Total    11,541,668          10,621,668            2,425,000
                         ==========          ==========            =========

NOTE 6 - SEGMENT INFORMATION:

         The Company had gross revenues of $557,898 for the three months ended November 30, 1997. The following customers individually represent a greater than ten percent of these revenues.

                                                        NOVEMBER 30, 1997
           CUSTOMER                                AMOUNT           PERCENTAGE
           --------                                ------           ----------
           A                                    $   195,115             34%
           B                                    $   113,186             20%
           C                                    $    75,268             13%

NOTE 7  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

         The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At November 30, 1997 and 1996, the Company had earned a 6.8% and 0%,respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of November 30, 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss for the three months ended November 30, 1997 totaled $5,000. Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 8 - RISK FACTORS:

         At November 30, 1997, substantially all of the Company's business activity has remained within the United States and has been extended to the wireless infrastructure industry. Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link-Two Communications, Inc. constitutes a significant customer with respect to its current accounts receivable balance, the two companies have reached an agreement whereby the Company has received a minority interest in Link -Two Communications, Inc. as well as interest computed at twelve percent on the monthly indebtedness to the Company. Although the Company has concentrated its efforts in the wireless infrastructure industry at November 30, 1997, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 9 - SHAREHOLDERS' ADVANCES:

         Certain officers and an employee advanced the Company $290,000. At November 30, 1997 and 1996, the Company owes $125,871 and $290,000, respectively. The shareholder advances are non-interest bearing and payable upon demand.


NOTE 10 - FOREIGN OPERATIONS:

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 1.0 % and 1.9% for the three months ended November 30, 1997 and 1996, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES:

         The Company now leases its primary office space for $8,963 per month under a non-cancelable lease expiring on March 31, 1999. For the period ending November 30, 1997, rental expense of $28,088 was incurred.

         Future obligations under the non-cancelable lease terms are:

        PERIOD ENDING
         NOVEMBER 30,                                          AMOUNT
         ------------                                          ------
               1998                                           $ 107,556
               1999                                              35,852
                                                             -----------
                   Total                                      $ 143,408
                                                             ==========

NOTE 12 - SUBSEQUENT EVENTS:

         During the quarter ended November 30, 1997, the Company acquired all of the assets, net of liabilities, of W & H Development, Inc. for 40,000 shares of common stock. W & H is involved in the business of wireless communications for oil and gas concerns. Subsequent to November 30, 1997, these shares of stock were issued.

         Additionally, the Company has entered into an agreement with Houston Research Consulting, Inc. to issue 55,000 shares of common stock as full payment in lieu of an $82,500 debt. Subsequent to November 30, 1997, these shares of stock were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         During the quarter ended November 30, 1997, the Company completed its plan to take the Company public and shifted its primary focus to the completion of certain research and development projects and the augmentation of its sales and marketing efforts. Concurrent with these activities, the Company acquired the assets of W & H Resources, a company specializing in oil and gas well remote data acquisition and control, in an effort to expand the sale of the Company's wireless control products into the oil and gas industries.

         The Company's sales for this quarter were $557,898 as compared to the sales for the quarter ended November 30, 1996 of $1,138,852. This decrease is attributed to a reduction in sales to the Company's largest customer and the implementation of the Company's decision to use established distributor networks to market its products in addition to its primary direct sales avenues. The Company has recruited a new Vice-President of sales, Mr. Rice, to direct these sales activities.

         For the quarter ended November 30, 1997, net income was $16,688 as compared to $172,659 for the quarter ended November 30, 1996. Current assets for the quarter ended November 30, 1997 totaled $6,709,695 as compared to $3,921,657 reported in the quarter ended November 30, 1996. The Company's shareholders' equity for the quarter ended November 30, 1997 totaled $6,701,826 as compared to $3,693,225 reported in the quarter ended November 30, 1996. Cash flows invested in operations totaled $240,892 and financing activities provided cash flows of $121,313 during the quarter ended November 30, 1997. For the comparable period ended November 30, 1996, cash flows invested in operations totaled $761,118 and financing activities provided cash flows of $986,653.

                       EAGLE WIRELESS INTERNATIONAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.

                                        EAGLE WIRELESS INTERNATIONAL, INC.
                                                  (Registrant)

Date: 1-14-97                           By: /s/ H. DEAN CUBLEY
                                            Dr. H. Dean Cubley
                                            President

                                            /s/ RICHARD R. ROYALL
                                            Richard R. Royall
                                            Chief Financial Officer