Form 10QSB
period 1998-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 1998-04-24
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                  -------------

Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              AS OF FEBRUARY 28, 1998, THERE WERE 11,605,334 SHARES
                          OF COMMON STOCK OUTSTANDING

                       EAGLE WIRELESS INTERNATIONAL, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
Item 1. Financial Statements (Unaudited)

        Balance sheets at February 28, 1998 and August 31, 1997 .........  3

        Statements of  Income and Retained Earnings for the
        three and six months ended February 28, 1998 and 1997 ..........   4

        Statements of Cash Flows for the six months ended
        February 28, 1998 and 1997 .....................................   5

        Statements of Changes In Shareholders' Equity for the
        six months ended February 28, 1998 and 1997 ....................   6

        Notes to the financial statements ..............................  7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................   14

SIGNATURES .............................................................   15

EAGLE WIRELESS INTERNATIONAL, INC.
BALANCE SHEETS
(dollars in thousands)

                                                          February    August 31,
                                                          28, 1998        1997
ASSETS                                                   (unaudited)   (audited)

Current Assets:
   Cash and cash equivalents .........................     $ 1,886      $ 2,895
   Accounts receivable ...............................       3,501        2,895
   Inventories .......................................       1,095        1,012
   Prepaid expenses ..................................          68           57
                                                           -------      -------
      Total current assets ...........................       6,550        6,859
                                                           -------      -------
Property and equipment:
   Operating equipment ...............................         910          591
   Less accumulated depreciation .....................        (158)        (112)
                                                           -------      -------
        Total property and equipment .................         752          479
                                                           -------      -------
Other assets .........................................          69           42
                                                           -------      -------
                                                           $ 7,371      $ 7,380
                                                           =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable
    Accrued expenses .................................     $   166      $   180
    Shareholder's advances ...........................         136          138
    Current maturities of capital lease ..............          77          129
obligations ..........................................          16           32
    Federal income and other taxes payable ...........         156          281
    Deferred taxes ...................................           9            9
                                                           -------      -------
        Total current liabilities ....................         560          769
                                                           -------      -------
Long-term liabilities:
   Long-term capital lease obligations, net of
     current maturities ..............................           1            3
   Deferred taxes ....................................          22           16
                                                           -------      -------
        Total long-term liabilities ..................          23           19
                                                           -------      -------
Shareholders' equity .................................       6,788        6,592
                                                           =======      =======
Total liabilities and shareholders' equity ...........     $ 7,371      $ 7,380
                                                           =======      =======

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF INCOME - UNAUDITED
(dollars in thousands)

                                                          Three                Three                 Six                    Six
                                                       months ended         months ended         months ended           months ended
                                                       February 28,          February 28,         February 28,          February 28,
                                                          1998                   1997                1998                   1997
Net sales ..................................          $      1,064           $     1,238          $      1,622           $     2,377

Costs of goods sold:
    Materials and supplies .................                   203                   330                   237                   611
    Direct labor and related
      costs ................................                    82                   135                   167                   261
    Depreciation and amortization ..........                    18                    12                    35                    21
    Other manufacturing costs ..............                   118                   110                   209                   286
                                                      ------------           -----------          ------------           -----------
Total costs of goods sold ..................                   421                   587                   648                 1,179
                                                      ------------           -----------          ------------           -----------
Gross profit ...............................                   643                   651                   974                 1,198
                                                      ------------           -----------          ------------           -----------
Operating expenses
    Selling, general and
      administrative:
        Salaries and related
          costs ............................                   220                   170                   375                   307
        Advertising and promotion ..........                    64                    33                   182                    90
        Depreciation and
          amortization .....................                     7                     8                    12                    15
        Other support costs ................                   140                   134                   229                   241
        Research and Development ...........                   125                  --                     159                  --
                                                      ------------           -----------          ------------           -----------
                                                               556                   345                   957                   653
        Total operating expenses ...........          ------------           -----------          ------------           -----------
                                                                87                   306                    17                   545
Income from operations .....................

Other income
    Interest income (net) ..................                    93                   139                   193                   162
    Gain/Loss on affiliate investments .....                    (5)                 --                     (10)                 --
                                                      ------------           -----------          ------------           -----------
        Total other income .................                    88                   139                   183                   162
                                                      ------------           -----------          ------------           -----------
Income before income taxes .................                   175                   445                   200                   707

Provisions for income taxes ................                    79                   151                    79                   240
                                                      ------------           -----------          ------------           -----------
Net income .................................          $         96           $       294          $        121           $       467
                                                      ============           ===========          ============           ===========
Net earnings per common share:
Basic ......................................          $      0.008           $     0.029          $      0.010           $     0.052
Diluted ....................................          $      0.004           $     0.013          $      0.005           $     0.023
                                                      ============           ===========          ============           ===========
Weighted average basic common
shares outstanding .........................            11,605,334            10,027,500            11,557,834             8,958,000

Weighted average diluted common
shares outstanding .........................            25,972,002            22,782,501            25,924,502            20,422,550

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(dollars in thousands)

                                                                             Six months ended   Six months ended
                                                                             February 28, 1998  February 28, 1997
Cash flows from operating activities
    Net income ........................................................         $   121             $   467
    Adjustment to reconcile net earnings to net cash Used by operating activities:
         Depreciation and amortization ................................              47                  36
         (Increase) / Decrease in accounts receivable .................            (606)             (1,376)
         (Increase) / Decrease in inventories .........................             (83)                (43)
         (Increase) / Decrease in prepaid expenses ....................             (11)                 16
         Increase / (Decrease) in accounts payable and accrued expenses             (16)               (259)
         Increase / (Decrease) in payroll taxes payable ...............            --                    13
         Increase / (Decrease) in customer deposits ...................            --                  (129)
         Increase / (Decrease) in federal income taxes payable ........            (125)                  5
         Increase / (Decrease) in deferred taxes ......................               6                 235
                                                                                -------             -------
         Total Adjustments ............................................            (788)             (1,502)
                                                                                -------             -------
    Net cash used by operating activities .............................            (667)             (1,035)
Cash flows used in investing activities
         Purchase of property and equipment ...........................            (319)               (107)
         (Increase) in other assets ...................................             (28)                (64)
                                                                                -------             -------
Net cash used  by investing activities ................................            (347)               (171)
Cash flows from financing activities
         Issuance of  common stock ....................................              75               3,542
         (Increase) / Decrease in notes payable and capital leases ....             (18)               (375)
         (Increase) / Decrease in syndication costs ...................            --                     3
         (Increase) / Decrease in shareholder's advances ..............             (52)               (105)
         (Increase) / Decrease in subscriptions payable ...............            --                   (97)
                                                                                -------             -------
    Net cash provided by financing activities .........................               5               2,968
    Net increase(decrease) in cash ....................................          (1,009)              1,762
Cash at the beginning of the period ...................................           2,895               2,104
                                                                                =======             =======
Cash at the end of the period .........................................         $ 1,886             $ 3,866
                                                                                =======             =======

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(dollars in thousands)

                                                                                  Preferred
                                                                                  stock $.001
                                                              Common stock         par value
                                                             $.001 par value       5,000,000      Additional
                                                            100,000,000 shares       shares          paid       Retained
                                                                authorized         authorized     in capital    earnings     Total
Balance September 1, 1996 .............................        $          7         $  --           $2,038        $ 32       $2,077
    Net income for the six months ended
    February 28, 1997 .................................                                                            467          467
    Private placement .................................                   1                          3,690                    3,691
    Syndication cost conversions ......................                   2                            118                      120
    Notes payable conversions .........................                   0                            369                      369
    Exercise of $0.01 warrants ........................                   1                              6                        7
    Issuance of warrants for funding activities .......                                                192                      192
    Syndication costs .................................                                               (837)                    (837)
                                                               ------------         -------         ------        ----       ------
Balance February 28, 1997 .............................        $         11         $  --           $5,576        $499       $6,086
                                                               ============         =======         ======        ====       ======
Shares issued and outstanding .........................          11,225,334            None           --           --          --
                                                               ============         =======
Balance, Sept. 1, 1997 ................................        $         11         $  --           $5,820        $761       $6,592
    Net income for the three months ended
    February 28, 1998 .................................                                                            121          121
    Stock issued to retire debt and acquire a
    company ...........................................                --                               74                       75
                                                               ------------         -------         ------        ----       ------
Balance February 28, 1998 .............................        $         12         $  --           $5,894        $882       $6,788
                                                               ============         =======         ======        ====       ======
Shares issued and outstanding .........................          11,605,334            None           --           --          --
                                                               ============         =======

EAGLE WIRELESS INTERNATIONAL, INC.
NOTES TO THE FINANCIAL STATEMENTS - UNAUDITED

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

A)    Cash and Cash Equivalents

      The Company had $1,886,073 and $3,865,865 invested in interest bearing accounts at February 28, 1997 and 1996, respectively.

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

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                      February 28
                                      1998   1997
                                      ----   ----
                                    (in thousands)

            Raw Materials          $  793    $ 325
            Work in Process           297      243
            Finished Goods              5       --
                                   ------    -----
                                   $1,095    $ 568
                                   ======    =====

D)    Organizational Costs

      Organizational costs are amortized using the straight-line method over a period of sixty (60) months. Accumulated amortization is $1,328 for the period ended February 28, 1998.

E)    Research and Development Costs

      The Company's research and development costs occur as a result from obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned.

F)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

G)    Net Earnings Per Common Share

      Net earnings per common share is shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus dilutive potential common shares.

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

J)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the six months ended February 28, 1998 and 1997, the Company had expensed $181,650 and $89,837 respectively.

NOTE 2 - NOTES Payable:

      At February 28, 1998 the Company borrowed from a corporation $22,378. This unsecured note to an insurance company bears interest at 8% and is due $2,042 monthly until January 1999.

NOTE 3 - CAPITAL LEASE OBLIGATIONS:

                                                          FEBRUARY 28
                                                          -----------
                                                        1998       1997
                                                        ----       ----
       Equipment lease with Compix
       bearing interest at 15%, payable in
       monthly installments of $624; due
       July 1998  ...............................     $ 2,424     $ 9,572

       Equipment lease with IFR bearing
       interest at 15%, payable in monthly
       installments of $1,427; due June 1998  ...       4,185      20,736

       Equipment lease with Associates
       Capital bearing interest at 7%,
       payable in monthly installments
       of $1,177; due September 1998.7,915 ......      21,161

       Equipment lease with IKON Office
       Solutions bearing interest at 18%
       payable in monthly installments of
       $105; due March, 2000  ...................       2,170        --
                                                      -------     -------

          Total Obligations .....................      16,694      51,469
          Less Current Portion of
             Lease Obligations ..................      15,549      34,851
                                                      -------     -------
          Total Long - Term Capital
             Lease Obligations ..................     $ 1,145     $16,618
                                                      =======     =======

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 46,902. The future minimum lease payments under the capital leases at February 28, 1998 are $19,587 of which $2,893 represents interest.

      Future obligations under these non-cancelable leases are:

                  Period Ending
                   February 28,                        Amount
                   ------------                        ------
                     1999                          $   18,012
                     2000                               1,575
                                                   -----------
                         Total                     $   19,587
                                                   ==========

NOTE 4 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                           February 28,
                                          1998     1997
                                          ----     ----
                                            %        %
      U.S. Federal Statutory Tax Rate      34       34
                                           --       --
      Effective Tax Rate                   34       34
                                           ==       ==

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal difference is the manner in which depreciation is computed for financial and income tax reporting purposes.

NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of February 28, 1998, no Preferred Stock has been issued.

      In July, 1996, the Board of Directors and majority shareholders adopted a stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. As of February 28, 1998, 20,875 options have been granted pursuant to such plan. None of these options have been exercised.

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

      The Company has issued and outstanding the following warrants which have not yet been exercised at February 28, 1998:

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

      The warrants outstanding are segregated into two categories (exercisable and non-exercisable). They are summarized as follows:

           CLASS  OF              EXERCISABLE
           WARRANTS     FEB 28, 1998       FEB 28, 1997       NON-EXERCISABLE         EXERCISE PRICE
           --------     -------------------------------       ---------------         --------------
              .05              --              --               1,050,000                 .05
              .50              --              --               1,375,000                 .50
             5.00            425,000         425,000                --                   5.00
               A           5,033,334       4,748,334                --                   4.00
               B           5,033,334       4,748,334                --                   6.00
               C           1,050,000         483,334                --                   2.00
                         -----------      ----------          -----------
             Total        11,541,668      10,405,002            2,425,000
                         ===========      ==========          ===========

NOTE 6 - SEGMENT INFORMATION:

           The Company had gross revenues of $1,063,905 for the three months ended February 28, 1998. The following customers individually represent a greater than ten percent of these revenues.

                                                          FEBRUARY 28, 1998
           CUSTOMER                                     AMOUNT     PERCENTAGE
           --------                                     ------     ----------
           A                                          $  267,700       25%
           B                                          $  208,079       20%
           C                                          $  170,806       16%

NOTE 7  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At February 28, 1998 the Company had earned a 7% minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of February 28, 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss for the six months ended February 28, 1998 totaled $10,000. Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 8 - RISK FACTORS:

      At February 28, 1998, substantially all of the Company's business activity has remained within the United States and has been extended to the wireless infrastructure industry. Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link-Two Communications, Inc. constitutes a significant customer with respect to its current accounts receivable balance, the two companies have reached an agreement whereby the Company has received a minority interest in Link -Two Communications, Inc. as well as interest computed at twelve percent on the monthly indebtedness to the Company. Although the Company has concentrated its efforts in the wireless infrastructure industry at February 28, 1998, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 9 - SHAREHOLDERS' ADVANCES:

      Certain officers and an employee advanced the Company $290,000. At February 28, 1998 and 1997, the Company owes $77,046 and $185,000, respectively. The shareholder advances are non-interest bearing and payable upon demand.

NOTE 10 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 2.2% and 2.9% for the three months ended February 28, 1998 and 1997, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES:

      The Company now leases its primary office space for $7,931 per month under a non-cancelable lease expiring on March 31, 1999. For the six months ended February 28, 1998, rental expense of $47,586 was incurred under this lease.

            Future obligations under the non-cancelable lease terms are:

                  PERIOD ENDING
                   FEBRUARY 28,                    AMOUNT
                   ------------                   -------
                       1999                       $95,172
                       2000                         7,931
                                                  -------
                       Total                      $95,172
                                                  =======

      The Company has been named as a defendant in a lawsuit involving a vendor of the Company. Liability relating to this lawsuit has been accrued as of the fiscal year ended August 31, 1997.

      The Company has been named with another defendant in two lawsuits. These suits orginate from former employees and a vendor of an affiliate. The claims of these individuals are being investigated as no asserted monetary damages have been stipulated. Management has not provided for any settlement as it believes these allegations and claims against the Company are without merit.

      The Company has entered into an agreement with a financial consultant whereby the financial consultant can receive options to purchase up to 400,000 shares of the company's common stock at various prices ranging from $1.75 to $5.00 per share. The delivery of these options is contingent upon the attainment of certain objective criteria outlined in a January 15, 1998 agreement between the Company and the financial consultant.

      The Company has entered into an agreement with a financial consultant whereby the financial consultant will receive options to purchase 500,000 shares and may receive options to purchase 800,000 shares of the Company's common stock at prices ranging from $4.00 to $16.00 per share. The delivery of the options to purchase 800,000 shares of the Company's common stock is contingent upon the attainment of certain objective criteria outlined in a January 27, 1998 agreement between the Company and the financial consultant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the six months ended February 28, 1997, the Company completed its plan to take the Company public and shifted its primary focus to the completion of certain research and development projects and the augmentation of its sales and marketing efforts through the implementation of a representative sales organization. Since the launch of the Company's operations in early 1996, the Company has worked primarily with customers on a project basis. The Company is now focusing on augmenting these activities through the formation of longer-term customer relationships and the sale of products in mass to the wireless communications marketplace.

The Company's sales for this quarter were $1.1 million as compared to the sales for the quarter ended February 28, 1997 of $1.2 million. For the quarter ended February 28, 1998, net income was $121,421 as compared to $466,470 for the quarter ended February 28, 1997. The reduction in sales and net income in the quarter ended February 28, 1998 is attributable to timing constraints on major project shipments and is deemed normal and is expected to be ongoing.

Current assets for the quarter ended February 28, 1998 totaled $6,549,712 as compared to $6,168,838 reported in the quarter ended February 28, 1997. The Company's shareholders' equity for the quarter ended February 28, 1998 totaled $6,787,589 as compared to $6,085,748 reported in the quarter ended February 28, 1997. Cash flows invested in operations totaled $667,000 and financing activities provided cash flows of $5,000 during the quarter ended February 28, 1998. For the comparable period ended February 28, 1997, cash flows invested in operations totaled $1,034,729 and financing activities provided cash flows of $2,967,427.

                       EAGLE WIRELESS INTERNATIONAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to signed on its behalf by the undersigned thereunto duly authorized.


                      EAGLE WIRELESS INTERNATIONAL, INC.
                                 (Registrant)

Date: 04-14-98          By:   /s/ H. DEAN CUBLEY
                              Dr. H. Dean Cubley
                              President

                        By:   /s/ RICHARD R. ROYALL
                              Richard R. Royall
                              Chief Financial Officer