Form 10QSB
period 1998-05-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1998-07-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                      COMMISSION FILE NUMBER: 000-23163


                      EAGLE WIRELESS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             TEXAS                                      76-0494995
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification No.)

                              910 GEMINI AVENUE
                          HOUSTON, TEXAS 77058-2704
         (Address of principal executive offices, including zip code)

                                (281) 280-0488
             (Registrant's telephone number, including area code)
                                   -----------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes (X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 AS OF MAY 31, 1998, THERE WERE 11,605,334 SHARES OF COMMON STOCK OUTSTANDING

                      EAGLE WIRELESS INTERNATIONAL, INC.

                                    INDEX

PART 1 - FINANCIAL INFORMATION
                                                                          PAGE
      Item 1.    Financial Statements (Unaudited)

                 Balance Sheets at May 31, 1998 and August 31, 1997.........3

                 Statements of  Income for the three and nine months
                  ended May 31, 1998 and 1997...............................4

                 Statements of Cash Flows for the nine months ended
                  May 31, 1998 and 1997.....................................5

                 Statements of Changes In Shareholders' Equity for
                  the nine months ended May 31, 1998 and 1997...............6

                 Notes to the financial statements........................7-13

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................14

SIGNATURES.................................................................15

EAGLE WIRELESS INTERNATIONAL, INC.
BALANCE SHEETS
(dollars in thousands)
                                             May 31, 1998   August 31, 1997
ASSETS                                        (unaudited)     (audited)

Current Assets
   Cash and cash equivalents ..................  $ 1,331       $ 2,895
   Accounts receivable ........................    4,328         2,895
   Inventories ................................    1,079         1,012
   Prepaid expenses ...........................       67            57
                                                 -------       -------
      Total current assets ....................    6,805         6,859
                                                 -------       -------
Property and equipment
   Operating equipment ........................      913           591
   Less accumulated depreciation                    (190)         (112)
                                                 -------       -------
       Total property and equipment ...........      723           479
                                                 -------       -------
Other assets ..................................       52            42
                                                 -------       -------
Total assets ..................................  $ 7,580       $ 7,380
                                                 =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ...........................  $   194       $   180
   Accrued expenses ...........................      126           138
   Shareholder's advances .....................       72           129
   Current maturities of capital lease
    obligations ...............................        8            32
   Federal income and other taxes payable .....      234           281
   Deferred taxes .............................        9             9
                                                 -------       -------
        Total current liabilities .............      643           769
                                                 -------       -------

Long-term liabilities
   Long-term capital lease obligations, net of
    current maturities ........................        1             3
   Deferred taxes .............................       22            16
                                                 -------       -------
        Total long-term liabilities ...........       23            19
                                                 -------       -------
Shareholders' equity ..........................    6,914         6,592
                                                 -------       -------
Total liabilities and shareholders' equity ....  $ 7,580       $ 7,380
                                                 =======       =======

EAGLE WIRELESS INTERNATIONAL, INC
STATEMENTS OF INCOME - UNAUDITED
(dollars in thousands)


                                                THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED             ENDED              ENDED
                                                MAY 31, 1998      MAY 31, 1997      MAY 31, 1998       MAY 31, 1997
                                                ------------      ------------      ------------       ------------
Net sales .................................  $     1,246       $        683        $     2,867       $     3,060
Costs of goods sold
    Materials and supplies ................          375                 38                613               853
    Direct labor and related costs ........           61                 33                227               407
    Depreciation and amortization .........           18                 12                 53                33
    Other manufacturing costs .............          106                 42                315                10
                                             -----------       ------------        -----------        ----------
Total costs of goods sold .................          560                125              1,208             1,303
                                             -----------       ------------        -----------        ----------
Gross profit ..............................          686                558              1,659             1,757
                                             -----------       ------------        -----------        ----------
Operating expenses
    Selling, general and
     administrative:
      Salaries and related
       costs ..............................          173                249                563               556
      Advertising and promotion ...........           58                 71                173               161
      Depreciation and amortization .......           15                  8                 27                23
      Other support costs .................          227                259                508               500
      Research and development ............          115               --                  273              --
                                             -----------       ------------        -----------        ----------
      Total operating expenses ............          588                586              1,544             1,240
                                             -----------       ------------        -----------        ----------
Income from operations ....................           98                (28)               115               517
Other income
   Interest income (net) ..................          105                 77                298               238
   Gain/loss on affiliate investments .....         --                 --                  (10)              --
                                             -----------       ------------        -----------        ----------
      Total other income ..................          105                 77                288               238
                                             -----------       ------------        -----------        ----------
Income before income taxes ................          203                 49                403               755
Provisions for income taxes ...............           80                 17                160               257
                                             -----------       ------------        -----------        ----------
Net income ................................  $       123       $         32        $       243       $       498
                                             ===========       ============        ===========       ===========
Net earnings per common share
   Basic ..................................  $     0.011       $      0.003        $     0.021       $     0.047
   Diluted ................................  $     0.005       $      0.001        $     0.009       $     0.021
                                             ===========       ============        ===========       ===========
Weighted average basic common
shares outstanding ........................   11,605,334         11,510,334         11,573,667        10,521,778

weighted average diluted common
shares outstanding ........................   25,972.002         25,877.002         25,940,335        23,814.001

                                     -4-

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED
(dollars in thousands)

                                                          NINE        NINE
                                                         MONTHS       MONTHS
                                                         ENDED        ENDED
                                                         MAY 31,      MAY 31,
                                                          1998         1997
                                                         -------      -------
Cash flows from operating activities
    Net income ........................................ $   243     $   499

    Adjustment to reconcile net earnings to net cash
     Used by operating activities:
         Loss on sales of asset .......................      (3)       --
         Depreciation and amortization ................      80          55
         (Increase) / Decrease in accounts
           receivable .................................  (1,433)     (1,987)
         (Increase) / Decrease in inventories .........     (67)       (237)
         (Increase) / Decrease in prepaid expenses ....     (10)        (24)
         Increase / (Decrease) in accounts payable
          and accrued expenses ........................       2          43
         Increase / (Decrease) in customer deposits ...    --          (161)
         Increase / (Decrease) in federal income
           taxes payable ..............................     (46)        241
         Increase / (Decrease) in deferred taxes ......       6           5
                                                         ------      ------
         Total Adjustments ............................  (1,471)     (2,075)
                                                         ------      ------
    Net cash used by operating activities .............  (1,228)     (1,576)

Cash flows used in investing activities
         Purchase of property and equipment ...........    (322)       (122)
         (Increase) in other assets ...................     (10)        (64)
                                                         ------      ------
Net cash used  by investing activities ................    (332)       (186)

Cash flows from financing activities
         Issuance of common stock .....................      79       3,860
         (Increase) / Decrease in notes payable
           and capital leases .........................     (26)       (367)
         (Increase) / Decrease in syndication
           costs ......................................      --         (11)
         (Increase) / Decrease in shareholder's
           advances ...................................     (57)       (146)
         (Increase) / Decrease in subscriptions
           payable ....................................    --           (98)
                                                         ------      ------
    Net cash provided by financing activities .........      (4)      3,238
    Net increase (decrease) in cash ...................  (1,564)      1,476
Cash at the beginning of the period ...................   2,895       2,104
                                                        =======     =======
Cash at the end of the period ......................... $ 1,331     $ 3,580
                                                        =======     =======

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
(dollars in thousands)


                                                         PREFERRED
                                                        STOCK $.001
                                     COMMON STOCK        PAR VALUE
                                   $.001 PAR VALUE       5,000,000
                                     100,000.000          SHARES           ADDITIONAL        RETAINED
                                   SHARES AUTHORIZED    AUTHORIZED       PAID IN CAPITAL     EARNINGS        TOTAL
                                   -----------------    ----------       ---------------     --------        -----
Balance September 1, 1996 ..........   $          7          $  --            $2,038         $   32         $2,077
  Net income for the nine months
   ended, May 31, 1997 .............                                                            499            499
  Private placement ................              1                            4,118                         4,119
  Notes payable conversions ........              2                              487                           489
  Exercise of $0.01
  warrants .........................              1                                6                             7
  Issuance of warrants for
  funding activities ...............                                             192                           192
  Syndication costs ................                                            (947)                         (947)
                                       ------------          ------           ------         ------         ------
Balance May 31, 1997 ...............   $         11          $  --            $5,894         $  531         $6,436
                                       ============          ======           ======         ======         ======
Shares issued and
  outstanding ......................     11,510,334           None
                                       ============          ======
Balance. Sept. 1, 1997 .............   $         11          $  --            $5,820         $  761         $6,592
   Net income for the nine
  months ended May 31, 1998 ........                                                            243            243
  Stock issued to retire
  debt and acquire a
  company ..........................           --                                142                           142
  Syndication costs ................                                             (63)                          (63)
                                       ------------          ------           ------         ------         ------
Balance May 31, 1998 ...............   $         12          $  --            $5,887         $1,004         $6,914
                                       ============          ======           ======         ======         ======
Shares issued and
  outstanding ......................     11,605,334           None
                                       ============          ======

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


A)    Cash and Cash Equivalents

      The Company had $1,331,006 and $3,580,342 invested in interest and non interest bearing accounts at May 31, 1998 and 1997, respectively.

B)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:
                                             YEARS
                                            ------
           Machinery and equipment             7
           Furniture and Fixtures              7

      Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:
                                                May 31
                                          1998           1997
                                        -------        -------
                                            (in thousands)
           Raw Materials                $  789           $440
           Work in Process                 290            151
           Finished Goods                --                10
                                        ------           ----
                                        $1,079           $601
                                        ======           ====

D)    Organizational Costs

      Organizational costs are amortized using the straight-line method over a period of sixty (60) months. Accumulated amortization is $1,494 for the period ended May 31, 1998.

E)    Research and Development Costs

      The Company's research and development costs occur as a result from obligations to perform contractual services for outside parties and as a result of independent research. These costs are expensed as contract revenues are earned.

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

J)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the nine months ended May 31, 1998 and 1997, the Company had expensed $172,431 and $160,499 respectively.

K)    Reclassification

      The Company has reclassified certain costs and expenses for the three and nine months ended May 31, 1997 to facilitate comparison to the three and nine months ended May 31, 1998.


NOTE 2 - NOTES Payable:


      At May 31, 1998 the Company borrowed from a corporation $24,500. This unsecured note to an insurance company bears interest at 9.6% and is due $2,121.76 monthly until January 1999.

NOTE 3 - CAPITAL LEASE OBLIGATIONS:
                                                       MAY 31
                                                    1998      1997
                                                  -------   -------
             Equipment lease with Compix
             bearing interest at 15%, payable in
             monthly installments of $624; due
             July 1998 .........................   $  617   $ 8,016

             Equipment lease with Associates
             Capital bearing interest at 7%,
             payable in monthly installments
             of $1,177; due September 1998 .....    6,541    17,966

             Equipment lease with IKON Office
             Solutions bearing interest at 18%
             payable in monthly installments of
             $105; due March, 2000 .............    1,951     2,276
                                                  -------   -------
                Total obligations ..............    9,109    45,392
                Less current portion of
                   lease obligations ...........    8,628    34,851
                Total long - term capital
                   lease obligations ...........   $  481   $10,541
                                                  =======   =======

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 36,925. The future minimum lease payments under the capital leases at May 31, 1998 are $8,256 of which $1,219 represents interest.

      Future obligations under these non-cancelable leases are:

                 Period Ending
                    May 31,                       AMOUNT
                                                ---------
                   1999                         $   7,211
                   2000                             1,045
                                                ---------
                      Total                     $   8,256
                                                =========

NOTE 4 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                          MAY 31,
                                      1998      1997
                                      ----     -----
      U.S. Federal Statutory Tax Rate   34        34
                                      ----     -----
      Effective Tax Rate                34        34
                                      ====     =====

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal difference is the manner in which depreciation is computed for financial and income tax reporting purposes.


NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.00l. As of May 31, 1998, no Preferred Stock has been issued.

      In July, 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. As of May 31, 1998, 20,875 options have been granted pursuant to such plan. None of these options have been exercised.

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

      The Company has issued and outstanding the following warrants which have not yet been exercised at May 31, 1998:

            1,050,000 stock purchase warrants which expire July, 1999. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share at a purchase price of $.05 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July, 1999 if not exercised.

            1,375,000 stock purchase warrants which expire July, 1999. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July, 1999 if not exercised.

            425,000 stock purchase warrants which expire July, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

            5,033,334 Class A stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

            5,033,334 Class B stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company, and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share, at a purchase price if $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933.

            1,050,000 Class C stock purchase warrants which expire August 31, 2000. These warrants are subject to restrictions regarding the timing of exercise, the ability of the Company to become a public company, and future marketability of the common stock. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.00l per share, at a purchase price if $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

      The warrants outstanding are segregated into two categories (exercisable and non-exercisable). They are summarized as follows:

                             EXERCISABLE
      CLASS OF      ---------------------------
      WARRANTS      MAY 31, 1998   MAY 31, 1997  NON-EXERCISABLE  EXERCISE PRICE
      --------      ------------   ------------  ---------------  --------------
          .05             --            --          1,050,000          .05
          .50             --            --          1,375,000          .50
         5.00          425,000        425,000           --            5.00
           A         5,033,334      5,033,334           --            4.00
           B         5,033,334      5,033,334           --            6.00
           C         1,050,000      1,050,000           --            2.00
                    ----------     ----------
        Total       11,541,668     10,405,002       2,425,000
                    ==========     ==========       =========

NOTE 6 - SEGMENT INFORMATION:

      The Company had gross revenues of $2,866,860 for the three months ended May 31, 1998. The following customers individually represent greater than ten percent of these revenues.

                                 MAY 31, 1998
      CUSTOMER              AMOUNT      PERCENTAGE
      --------              ------      ----------
        A                 $  741,807         60%
        B                 $  225,233         18%
        C                 $  162,205         13%

NOTE 7  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At May 31, 1998 the Company had earned a 7% minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of May 31, 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss for the nine months ended May 31, 1998 totaled $10,000. Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 8 - RISK FACTORS:

      At May 31, 1998, substantially all of the Company's business activity has remained within the United States and has been extended to the wireless infrastructure industry. Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link-Two Communications, Inc. constitutes a significant customer with respect to its current accounts receivable balance, the two companies have reached an agreement whereby the Company has received a minority interest in Link -Two Communications, Inc. as well as interest computed at twelve percent on the monthly indebtedness to the Company. Although the Company has concentrated its efforts in the wireless infrastructure industry at May 31, 1998, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 9 - SHAREHOLDERS' ADVANCES:

      Certain officers and an employee advanced the Company $290,000. At May 31, 1998 and 1997, the Company owed $71,896 and $143,998, respectively. The shareholder advances are non-interest bearing and payable upon demand.

NOTE 10 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 2.5% and 2.9% for the three months ended May 31, 1998 and 1997, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES:

      The Company now leases its primary office space for $7,931 per month under a non-cancelable lease expiring on March 31, 1999. For the nine months ended May 31, 1998, rental expense of $63,448 was incurred under this lease. Future obligations under the non-cancelable lease terms are $79,310.

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

      The Company has provided a finance company a limited manufacturer's guarantee for an amount not to exceed $910,845 for equipment and services sold to a customer of the Company. In the event of default by the customer, after a minimum period of ninety days from the date default is declared and after having exhausted all available remedies against the customer, the finance company may seek payment directly from the Company. Under the guarantee, the Company may elect to assume the lease from the finance company under the original terms and conditions or may elect to pay all amounts due in arrears under the original agreement and pay-off the lease through a one-time payment of the un-amortized balance.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

During the nine months ended May 31, 1998, the Company commenced installation of a nationwide messaging system for one of its larger customers. This project is expected to continue well into the next fiscal year. In addition to the pursuit of larger projects into which the Company's main product lines can be sold, the Company is working to expand its commercial sales activities through the formation of longer-term customer relationships and the expansion of its representative sales organization. The company is continuing to invest in research and development in support of its core product lines and is generating revenue through the performance of research development on a contract basis. Savings have been realized through the relocation of resources from and the closure of the Arlington sales office and the termination of a relationship with a representative sales organization in Rio de Janeiro, Brazil.

The Company's sales for this quarter were $1.3 million as compared to the sales for the quarter ended May 31, 1997 of $683 thousand. For the quarter ended May 31, 1998, net income was $203 thousand as compared to $49 thousand for the quarter ended May 31, 1997. The increase in sales and net income in the quarter ended May 31, 1998 is attributable to timing constraints on major project shipments and is deemed normal and is expected to be ongoing.

Current assets for the quarter ended May 31, 1998 totaled $6,805,322 as compared to $6,739,850 reported in the quarter ended May 31, 1997. The Company's shareholders' equity for the quarter ended May 31, 1998 totaled $6,913,701 as compared to $6,435,918 reported in the quarter ended May 31, 1998. Cash flows invested in operations totaled $1,228,000 and financing activities consumed cash flows of $4,000 during the quarter ended May 31, 1998. For the comparable period ended May 31, 1997, cash flows invested in operations totaled $1,575,970 and financing activities provided cash flows of $3,238,695.

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

                              EAGLE WIRELESS INTERNATIONAL, INC.
                                       (Registrant)

Date: 07-13-98                 By: /s/ H. DEAN CUBLEY
                                       Dr. H. Dean Cubley
                                       President


                              By:  /s/ RICHARD R. ROYALL
                                       Richard R. Royall
                                       Chief Financial Officer