Form 10KSB
period 1998-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1998-12-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      EAGLE WIRELESS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                       COMMISSION FILE NUMBER: 0-20011

            TEXAS                                           76-0494995
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                        Identification No.)

                 910 GEMINI AVENUE, HOUSTON, TEXAS 77058-2704
              (Address of Principal Executive Office)(Zip Code)

                                 281-280-0488
             (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   ISSUER HAD $4,827,434 REVENUES FOR THE 12 MONTHS ENDED AUGUST 31, 1998.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on December 2, 1998 was $9,437,501. As of December 2, 1998 registrant had 11,670,155 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's Definitive Proxy Statement in connection with its Annual Meeting of Stockholders to be held on January 29, 1999 is incorporated by reference in
Part III, Items 9, 10, 11 and 12.

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS ............................................   1

ITEM 2. DESCRIPTION OF PROPERTIES ..........................................   7

ITEM 3. LEGAL PROCEEDINGS ..................................................   7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................   7

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS ................................................   8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS ...............................   8

ITEM 7. FINANCIAL STATEMENTS ...............................................   9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ................................   9

                                    PART III

ITEM 9. EXHIBITS AND REPORTS ON FORM 8-K ...................................   9

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Eagle Wireless International, Inc. (the "Company" or "Eagle") is a worldwide supplier and manufacturer of wireless communications equipment and software for paging, wireless messaging, remote data acquisition and specialized mobile radio markets. The Company designs, manufactures, markets and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems. The Company has a broad line of products covering the paging spectrum as well as specific personal communication systems ("PCS") and specialized mobile radio ("SMR") products, and products that have been tested and approved by the Federal Communications Commission ("FCC"). Eagle provides service and support for its products. The Company also performs consulting and research and development on a contract basis.

      The Company was incorporated in May 1993, but did not conduct any substantive business operations until April 1996. In August 1997, the Company amended its articles of incorporation and change its name to its current name. Unless otherwise indicated, all information in this Form 10-KSB has been adjusted to reflect the amended articles of incorporation. The Company's principal place of business is located at 910 Gemini Avenue, Houston, Texas 77058-2704 and its telephone number is (281) 280-0488.

PRODUCT CATEGORIES

      WIRELESS MESSAGING PRODUCTS

      For the fiscal years ended August 31, 1997 and 1998, infrastructure equipment, which includes License Starter, transmitters, base stations, power amplifiers, link products, multi-terminal arbitrator, Extend-a-Page, and MicroBeep, and consulting services accounted for substantially all of the Company's net sales.

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

      Eagle offers its customers an end-to-end solution for NPCS applications. The Company has developed new technology based products with enhanced architecture and technology from its existing paging systems to accommodate the advanced services available through paging and PCS. This system approach includes full product lines of radio frequency network controllers, transmitters, receivers, and a special satellite receiver system (to receive the response message from the end-user). The Company is currently shipping its NPCS products to various beta test sites, based on product development schedules and the build-out requirements of the NPCS license holders.

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

      RADIO FREQUENCY EQUIPMENT, TRANSMITTERS AND RECEIVERS

      Transmitters are available in frequency ranges of 70 MHz to 960 MHz and in power levels of 2 watts to 500 watts. Radio link receivers are available in frequency ranges of 70 MHz to 960 MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C-band frequencies.

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

      CONTROLLERS

      The Company currently offers products for transmitter control known as Eagle's L20TX transmitter control system, which is a medium-feature transmitter control system used in domestic and international markets.

CURRENT PRODUCTS AND SERVICES

      The principal products and enhancements currently being manufactured and sold by the Company relate to its wireless messaging products and include the following:

      LICENSE STARTER

      This product provides new paging license holders a method to install a system that will keep them in compliance with FCC regulations. The product is expandable, giving the license holder the ability to fund the expansion from revenues. Installation of this product requires 110-Volt AC power and a standard telephone line.

      BASE STATIONS AND TRANSMITTERS

      Transmitters and full-featured transmitters called Base Stations are used by paging carriers to broadcast radio-frequency messages to subscribers carrying mobile receivers commonly known as pagers. Eagle offers a slimline Stealth and a larger Quantum transmitter that is available in the 72MHz, VHF, UHF and 900MHz broadcast frequency ranges. Each unit can be equipped to provide an output power ranging from 15 Watts up to 500 Watts on almost any domestic or international paging frequency.

      RADIO FREQUENCY AMPLIFIERS

      Radio-frequency power amplifiers are a sub-component of both paging and SMR transmitters and base stations. The high, medium and low power base station and link transmitter power amplifiers are designed to operate with any FCC type accepted exciter or may be combined with an Eagle optional plug-in base station in the same space as the power amplifier. All Eagle power amplifiers above 100 watts are equipped with Eagle "Heat Trap"(TM) design to provide the user with long life and high reliability performance.

      EXTEND-A-PAGE

      Extend-a-Page is a compact lower-power transmitter and receiver set designed to provide fill-in coverage in fringe locations where normal paging service from a wide-area paging system is not adequate. The Extend-a-Page receives the paging data on either a radio frequency ("RF") control link or wireline link and converts this information into low power simulcast compatible paging transmissions on any of the common paging frequencies. The Extend-a-Page transmits the paging information at a one to two Watt level directly into hard to reach locations such as hospitals, underground structures, large industrial plants, and many locations near the outer coverage contour of paging systems.

      LINK PRODUCTS

      Radio-frequency and wireline communication links are needed to connect multiple transmitters within a paging network. Eagle provides both Link equipment (the Link 20TX, 20RX, 20GX and 20PX) and the Link 20 software to facilitate this interconnection. Major competitors have licensed the Eagle Link 20 software and have incorporated it as an industry standard into their radio-paging terminals. Customers may also purchase the same software directly from Eagle as part of an Eagle system at a lesser cost. Management believes that its software allows the user to mix and match the products of different vendors on a common radio-paging system.

      MICROBEEP

      The MicroBeep paging terminal is a small paging terminal that can be plugged into the expansion slot of a IBM compatible computer. This fully-contained paging terminal includes a low-power transmitter and subscriber software. This system is used for local paging applications within factories, offices, restaurants and campuses.

      MULTI-TERMINAL ARBITRATOR

      The Multi-Terminal Arbitrator is a programmable communications switch that facilitates the sharing of a single radio-frequency transmitter by a maximum of eight different paging terminals. A target market for this product is in private carrier paging ("PCP") where multiple companies share the same radio frequency and are required to coordinate the sharing activities.

      TWO-WAY MESSAGING DEVICES

      The Company is a licensed distributor of spread-spectrum wireless messaging receivers that, when used in conjunction with the Company's one-way paging transmitters, provides a two-way messaging system for both consumer and industrial applications. In addition to the receivers, the Company currently sells and distributes a wireless water meter, a wireless power meter, a wireless home security alarm, a wireless vehicle tracking system and a multi-purpose wireless module that can be combined with a wide variety of switch-type applications.

      CONSULTING SERVICES

      The Company routinely provides consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include the design and installation of radio paging systems. The Company also performs research and development on a contract basis.

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

      Eagle sells to a broad range of customers worldwide. In the United States, customers include the regional Bell operating companies, medical paging operators, and public and private radio common carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers. The Company's customers include Motorola, Pac-Tel, Scientific Atlanta, Bell Atlantic, Metrocall, ProNet, Pacific Bell, SkyTel, Link-Two Communications (Link II) and the U.S. Department of Defense.

      The Company's largest customer, Link II accounted for approximately 60% of the Company's sales for the fiscal year ended August 31, 1998. Link II is a common carrier of exclusively wholesale one-way paging and two-way messaging network services. Its customers purchase paging network services as an aggregator and resell Link II's network services to individual subscribers and other communications providers. Link II has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link II has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. Link II is currently operational in Houston and Dallas, Texas.

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

      The Company currently has non-exclusive arrangements with 8 of such distributors and agents to service selected regions within the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis and the Company has one exclusive arrangement with a distributor to service Australia. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis. The Company has an agreement with Motorola whereby certain products offered by the Company are listed in Motorola's product catalog under the Eagle name.

      The Company maintains and Internet website at http://www.eglw.com where information can be found on the Company's products and services. The website provides customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative.

INTERNATIONAL BUSINESS RISK

      In 1997 and 1998, the Company generated net sales in markets outside of the United States, which amounted to 6.5% and 1.3% of total Company net sales for the fiscal years ended August 31, 1997 and 1998, respectively. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.

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

      The Company has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, radio frequency and data network design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by the Company for the fiscal years ended August 31, 1998 and August 31, 1997 were $236,869 and $333,200 respectively.

MANUFACTURING

      Eagle currently manufactures its products at Company facilities in Houston, Texas. Certain subassemblies are manufactured for Eagle by subcontractors at various locations throughout the world. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in the Company's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer.

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

REGULATION

      Many of the Company's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by customers to operate the Company's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for the Company's products by providing users of those products with opportunities to establish new paging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on the Company.

EMPLOYEES

      At December 2, 1998, the Company employed approximately 29 persons and retained 4 independent contractors. The Company believes its employee relations to be good. The Company enters into independent contractual relationships with various individuals, from time to time, as needed.

RECENT DEVELOPMENTS

      On September 14, 1998 the Company announced that it had executed a letter of intent to form a strategic alliance to develop, manufacture and distribute wireless messaging products with Multitone Electronics plc. Multitone is a wholly-owned subsidiary of Kantone Holdings Limited. Kantone trades on the Hong Kong Stock Exchange and is part of the Champion Technologies Group, a Hong Kong-based multinational telecommunications company which employs 2,600 people worldwide. Multitone's global network of sales and service subsidiaries and distributors spans 80 countries and is supplied by its ISO 9000 certified manufacturing operations in the United Kingdom and Malaysia. The proposed alliance between Eagle Wireless and Multitone Electronics calls for Multitone to license, manufacture, and distribute Eagle Wireless base stations and transmitters throughout Europe and selected areas of the Pacific Rim. A related agreement calls for the joint development of several new and innovative wireless messaging products that incorporate the latest in spread spectrum technology. Terms of the proposed relationship have not been finalized.

      The first week of December 1998, the Company and Nikko Japan Company, Ltd. signed a letter of intent to form a strategic alliance to develop and distribute wireless personal communications devices. The proposed alliance calls for the Company to provide proprietary technology which will enable personal digital assistants, pagers, and other wireless personal communications devices produced by Nikko to operate on the two-way wireless messaging networks manufactured and distributed by the Company. The agreement grants the Company exclusive distribution rights in North, Central and South America.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's headquarters are located in Houston, Texas and include approximately 15,000 square feet of leased office and warehouse space. The lease is at market rates and expires in 1999. Discussions are being held to extend this lease. The Company insures its facilities in an amount it believes is adequate and customary in the industry. The Company believes that its existing facilities are adequate to meet its current requirements but anticipates the need for additional space within the next year. The Company believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate such growth of its operations through the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

      On February 13, 1998, Carl T. Jones Company (Jones), a FCC testing laboratory, filed a lawsuit against the Company in Harris County, Texas Civil Court seeking payment of $19,929.68 with interest and attorneys' fees for items and services that Jones allegedly provided the Company. On March 19, 1998, the Company filed a response to Jones' suit denying all allegations contained in Jones' petition. On July 15, 1998, the Company responded to Jones' first set of interrogatories. On October 19, 1998, Jones' agreed to a settlement of $9,969.84 which was remitted by the Company on December 11, 1998. Liability relating to this lawsuit has been accrued as of the fiscal year ended August 31, 1997.

      On September 23, 1998 the Company filed a petition with the District Court in Harris County, Texas against Micro-MRP, Inc., a California corporation that sells manufacturing and accounting software, alleging deceptive trade practices, fraud, misrepresentation, negligence and breach of implied warranty. The Company is seeking the payment of $28,301 in expenses and unspecified damages in connection with its October 1996 purchase of manufacturing and accounting software from Micro-MRP.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

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


FISCAL YEAR ENDED AUGUST 31, 1998                    LOW            HIGH
1st Quarter (commencing October 27, 1997)           $2.75           $4.75
2nd Quarter                                         $0.88           $3.56
3rd Quarter                                         $1.12           $1.69
4th Quarter                                         $0.88           $2.16

      On December 2, 1998, the last sales price of the Company's Common Stock as reported by the OTC Electronic Bulletin Board was $ 1.875. The Company believes that as of December 2, 1998, there were over 256 record owners of its Common Stock. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the year ended August 31, 1998, the majority of the company's revenues originated from shipments for a two-way messaging system that the Company is installing for Link-Two Communications in the Houston and Dallas metroplexes and from contract research and development services. Other sales during this period were to the Company's broader customer base and were comprised principally of paging infrastructure products. This sales mix is consistent with the pattern of sales realized by the Company during the year ended August 31, 1997 and is expected to continue through mid 1999. The expansion of the Company's manufacturers' representative organization during the year did not significantly contribute to an increase in the sales of the Company's paging infrastructure products. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

      The Company is taking steps to diversify its product and service offerings beyond the paging infrastructure market. Examples of new products either in development or in production are wireless utility meters, vehicle tracking systems and wireless backups for residential security monitoring systems. Subsequent to August 31, 1997, the Company has entered into agreements with two multi-national sales, manufacturing, and distribution corporations for the sale of non-paging infrastructure products. The initial sales resulting from these agreements are expected to commence in 1999. The Company has also taken steps to expand revenues from consulting and contract research and development services. The Company has realized a reduction in expenses through the closure of the Arlington sales office and the termination of a relationship with a representative organization in Rio de Janeiro, Brazil. Other support and administrative expenses have been reduced through the use of contract labor in lieu of full-time personnel. The company realized $203,557 in bad debt expense during the year as a result of negotiated settlements and the bankruptcy of a major customer.

      The Company's sales for this fiscal year were $4.8 million as compared to the sales for the fiscal year ended August 31, 1997 of $4.0 million. For the fiscal year ended August 31, 1998, net income was $770,968 as compared to $728,494 for the fiscal year ended August 31, 1997. The increase in sales and net income in the fiscal year ended August 31, 1998 is attributable to timing constraints on major project shipments and is deemed normal and is expected to be ongoing.

      Current assets for the fiscal year ended August 31, 1998 totaled $7,832,094 as compared to $6,859,529 reported in the fiscal year ended August 31, 1997. The Company's shareholders' equity for the fiscal year ended August 31, 1998 totaled $7,516,168 as compared to $6,592,388 reported in the fiscal year ended August 31, 1997. Cash flows invested in operations totaled $1,498,393, cash flows consumed by investing activities were $344,519 and financing activities provided cash flows of $45,596 during the fiscal year ended August 31, 1998. For the comparable period ended August 31, 1997, cash flows invested in operations totaled $2,191,780, cash flows consumed by investing activities were $157,831 and financing activities provided cash flows of $3,140,120.

      A substantial portion of the Company's current assets are concentrated within a receivable due from Link-Two Communications, Inc.. The collection of this amount is contingent upon the successful sale of equity by Link-Two and the generation of operating revenues from their two-way messaging system which commenced operations in August 1998, in Houston, Texas. The Company has established a credit committee to assist Link-Two in its securing of financing and ultimate repayment of the receivable due the Company. Additionally, Link-Two's receivable is secured by substantially all assets of Link-Two including radio frequency licenses which have been valued in excess of the amounts due the Company.

      The Company believes that, through the implementation of a stringent cost reduction program, its working capital should be sufficient to fund operations through the end of the current fiscal year. Though negotiations are underway to obtain a line of credit for working capital and term financing for potential acquisitions, the Company has not established a line of credit or other similar financing arrangements with any lenders. There can be no assurance that the Company will be able to obtain any funding from any external sources on suitable terms, if at all. A decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect the Company's receivable from Link-Two Communications and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. As of August 31, 1998, the Company had no material capital commitments other than its federal income and state franchise tax liabilities.

      The Company is conducting a review of its computer systems and products to identify those that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the year, the Company undertook and completed a project to replace its accounting and manufacturing information system that was found to not be Year 2000 compliant. The Company has instigated litigation to recover approximately $30,000 in costs associated with this replacement. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company, its products or installed systems.

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

ITEM 9.     EXHIBITS AND REPORT ON FORM 8-K

      No reports on Form 8-K were filed during the fiscal year ended August 31, 1998.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      EAGLE WIRELESS INTERNATIONAL, INC.


                  By    /S/ H. DEAN CUBLEY
                        H. Dean Cubley
                        President


Date: December 11, 1998


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                         DATE


/S/ H. DEAN CUBLEY            President, Chief Executive     December 11, 1998
H. Dean Cubley                Officer, Director

/S/ RICHARD ROYALL            Chief Financial Officer        December 11, 1998
Richard Royall

/S/ CHRISTOPHER W. FUTER      Vice President, Director       December 11, 1998
Christopher W. Futer

/S/ A.L. CLIFFORD             Director                       December 11, 1998
A.L. Clifford

/S/ GARY HART                 Director                       December 11, 1998
Gary Hart

Independent Accountant's Report


To the Board of Directors and Stockholders of Eagle Wireless International, Inc.

We have audited the accompanying balance sheets of Eagle Wireless International, Inc. as of August 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for the years ended August 31, 1998, 1997, and 1996. These financial statements are the responsibility of Eagle Wireless International, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Wireless International, Inc. as of August 31, 1998 and 1997, and the results of their operations, shareholders' equity, and their cash flows for the years ended August 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.




McManus & Co., P.C.
Certified Public Accountants
Morris Plains,  New Jersey


November 30, 1998

EAGLE  WIRELESS  INTERNATIONAL,  INC.
BALANCE  SHEETS

                                    ASSETS

                                                                     August  31,
                                                               1998           1997
                                                            -----------    -----------
Current Assets:
   Cash and Cash Equivalents (Note 1) ...................   $ 1,097,245    $ 2,894,561
   Accounts Receivable ..................................     5,392,078      2,895,281
   Inventories (Note 1) .................................     1,273,281      1,012,218
   Prepaid Expenses .....................................        69,490         57,469
                                                            -----------    -----------
      Total Current Assets ..............................     7,832,094      6,859,529

Property and Equipment (Note 1):
   Operating Equipment ..................................       933,050        590,461
   Less: Accumulated Depreciation .......................      (223,645)      (111,764)
                                                            -----------    -----------
      Total Property and Equipment ......................       709,405        478,697

Other Assets:
   Security Deposits ....................................         8,944         10,681
   Investment In Affiliate ..............................             0         28,663
   Organization Costs (net of accumulated
      amortization) (Note 1) ............................             0          2,328
                                                            -----------    -----------
      Total Other Assets ................................         8,944         41,672
                                                            -----------    -----------
   Total Assets .........................................   $ 8,550,443    $ 7,379,898
                                                            ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable .....................................   $   336,782    $   317,169
   Accrued Expenses .....................................       117,915              0
   Shareholders' Advances (Note 10) .....................        24,519        129,372
   Notes Payable (Note 2) ...............................        12,731              0
   Capital Lease Obligations (Note 3) ...................        11,125         32,049
   Deferred Revenues ....................................        56,504              0
   Federal Income Taxes Payable (Notes 1 & 4) ...........       375,171        260,912
   Franchise Taxes Payable ..............................        41,854         20,000
   Sales Taxes Payable ..................................        37,983              0
   Deferred Taxes (Note 4) ..............................         4,888          9,056
                                                            -----------    -----------
      Total Current Liabilities .........................     1,019,472        768,558

Long - Term Liabilities:
   Capital Lease Obligations (net of current
      maturities) (Note 3) ..............................         8,621          2,791
   Deferred Taxes (Note 4) ..............................         6,182         16,161
                                                            -----------    -----------
      Total Long - Term Liabilities .....................        14,803         18,952

Commitments and Contingent Liabilities (Note 12)

Shareholders' Equity:
   Preferred Stock - $.001 par value, Authorized
      5,000,000 shares Issued -0- shares ................             0              0
   Common Stock - $.001  par value, Authorized
      100,000,000 shares Issued and Outstanding
      at 1998 and 1997 11,670,154 and 11,510,334,
      respectively ......................................        11,670         11,510
   Paid in Capital ......................................     5,972,832      5,820,180
   Retained Earnings ....................................     1,531,666        760,698
                                                            -----------    -----------
      Total Shareholders' Equity ........................     7,516,168      6,592,388

   Total Liabilities and Shareholders' Equity ...........   $ 8,550,443    $ 7,379,898
                                                            ===========    ===========

See accompanying accountant's report and notes to the financial statements.

                                      -F2-

EAGLE  WIRELESS  INTERNATIONAL,  INC.
STATEMENTS  OF  EARNINGS

                                                    For the Years Ended August 31,
                                                 1998            1997          1996
                                              -----------    -----------    -----------
Net  Sales ................................   $ 4,827,434    $ 3,971,369    $ 1,018,441

Cost of Goods Sold
   Materials and Supplies .................     1,181,776        920,375        228,765
   Direct Labor and Related  Costs ........       355,644        260,776        290,743
   Depreciation and Amortization ..........        17,542         21,400         19,986
   Other Manufacturing Costs ..............       409,992        346,453        104,776
                                              -----------    -----------    -----------
      Total Cost of Goods Sold ............     1,964,954      1,549,004        644,271
                                              -----------    -----------    -----------
Gross Profit ..............................     2,862,480      2,422,365        374,170
                                              -----------    -----------    -----------
Operating Expenses
   Selling, General and Administrative
      Salaries and Related Costs ..........       736,734        607,160        181,338
      Advertising and Promotion ...........       193,172        176,131         65,461
      Depreciation and Amortization .......       128,997         58,135         13,451
      Research & Development ..............       236,869        333,200              0
      Other Support Costs .................       811,286        430,413         83,638
                                              -----------    -----------    -----------
      Total Operating Expenses ............     2,107,058      1,605,039        343,888

Earnings From Operations Before Other
Revenues/(Expenses), Income Taxes, and
Loss From Minority Interest in Affiliate ..       755,422        817,326         30,282

Other Revenues/(Expenses)
   Interest Income ........................       427,144        328,760         10,501
   Interest Expense .......................        (5,451)        (6,533)        (2,896)
                                              -----------    -----------    -----------
      Total Other Revenues ................       421,693        322,227          7,605

Earnings Before Income Taxes & Loss From
Minority Interest in Affiliate ............     1,177,115      1,139,553         37,887

   Loss From Minority Interest in Affiliate       (28,663)       (71,337)             0
                                              -----------    -----------    -----------
Earnings Before Income Taxes ..............     1,148,452      1,068,216         37,887

   Provision For Income Taxes .............       377,484        339,722          5,683
                                              -----------    -----------    -----------
Net Earnings ..............................       770,968        728,494         32,204

Retained Earnings - Beginning of Year .....       760,698         32,204              0

Retained Earnings - End of Year ...........   $ 1,531,666    $   760,698    $    32,204
                                              -----------    -----------    -----------
Net Earnings Per Common Share:
      Primary (Note 1) ....................   $     0.066    $     0.070    $     0.003
      Fully  Diluted (Note 1) .............   $     0.055    $     0.039    $     0.002

See accompanying accountant's report and notes to the financial statements.

                                      -F3-

EAGLE WIRELESS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                Additional      Total
September 1, 1995                       Common     Preferred    Paid In        Retained   Shareholders'
To August 31, 1998                      Stock        Stock       Capital       Earnings      Equity
                                       --------    ---------   -----------    ----------   -----------
As Of September 1, 1995 ............   $  1,000    $       0   $         0    $        0   $     1,000
                                       --------    ---------   -----------    ----------   -----------
Net Earnings 1996 ..................       --           --            --          32,204        32,204

Common Stock Relinquished ..........     (1,000)           0             0             0        (1,000)

New Stock Issued to Shareholders
      Hou-Tex Trust (July 1996) ....      3,150            0       238,627             0       241,777
      Futer Family Trust (July 1996)        990            0        74,996             0        75,986
      John Nagel (July 1996) .......        180            0        13,636             0        13,816
      Bailey Trust (July 1996) .....        180            0        13,636             0        13,816

Private Placement ..................      2,446            0     1,926,254             0     1,928,700

Issuance of Warrants for
   Fundraising Activities ..........          0            0        88,343             0        88,343

Syndication Costs ..................          0            0      (317,636)            0      (317,636)
                                       --------    ---------   -----------    ----------   -----------
Total Shareholders' Equity
   As Of August 31, 1996 ...........      6,946            0     2,037,856        32,204     2,077,006

Net Earnings 1997 ..................       --           --            --         728,494       728,494

Private Placement ..................      1,587            0     4,117,759             0     4,119,346

Conversion of Notes Payable and
   Advances to Common Stock ........      2,277            0       487,092             0       489,369

Exercise of $.01 Warrants:
   B & F Trust .....................        490            0         4,410             0         4,900
   Futer Family Trust ..............        154            0         1,386             0         1,540
   John Nagel ......................         28            0           252             0           280
   Bailey Trust ....................         28            0           252             0           280

Issuance of Warrants for
   Fundraising Activities ..........          0            0       192,000             0       192,000

Syndication Costs ..................          0            0    (1,020,827)            0    (1,020,827)
                                       --------    ---------   -----------    ----------   -----------
Total Shareholders' Equity
   As Of August 31, 1997 ...........     11,510            0     5,820,180       760,698     6,592,388

Net Earnings 1998 ..................       --           --            --         770,968       770,968

New Stock Issued to Shareholders
   J. Hamilton (Nov. 1997) .........         40            0        59,960             0        60,000
   D. Walker (Nov. 1997) ...........         55            0        82,445             0        82,500
   D. Walker (Aug. 1998) ...........         65            0        95,564             0        95,629

Syndication  Costs .................          0            0       (85,317)            0       (85,317)
                                       --------    ---------   -----------    ----------   -----------
Total Shareholders' Equity
   As Of August 31, 1998 ...........   $ 11,670    $       0   $ 5,972,832    $1,531,666   $ 7,516,168
                                       ========    =========   ===========    ==========   ===========

See accompanying accountant's report and notes to the financial statements.

                                      -F4-

EAGLE  WIRELESS  INTERNATIONAL,  INC.
STATEMENTS  OF  CASH  FLOWS

                                                          For  the  Years  Ended  August  31,
                                                           1998           1997           1996
                                                       -----------    -----------    -----------
Cash Flows From Operating Activities
   Net Earnings ....................................   $   770,968    $   728,494    $    32,204

   Adjustments To Reconcile Net Earnings To Net
      Cash Used  By  Operating  Activities:
      Depreciation and Amortization ................       146,539         79,535         33,437
      (Increase)/Decrease in Accounts Receivable ...    (2,496,797)    (2,536,348)      (270,144)
      (Increase)/Decrease in Inventories ...........      (261,063)      (486,907)      (228,978)
      (Increase)/Decrease in Prepaid Expenses ......       (12,021)       (40,846)       (16,623)
      Increase/(Decrease) in Accounts Payable ......        19,613          9,868        168,013
      Increase/(Decrease) in Accrued Payroll Taxes .             0         16,635              0
      Increase/(Decrease) in Accrued Expenses ......       117,915        (53,374)          (760)
      Increase/(Decrease) in Deferred Taxes ........       (14,147)        19,534          5,683
      Increase/(Decrease) in Customer Deposits .....             0       (209,283)       130,948
      Increase/(Decrease) in Deferred Revenues .....        56,504              0              0
      Increase/(Decrease) in Sales Tax Payable .....        37,983              0              0
      Increase/(Decrease) in Fed Inc Taxes Payable .       114,259        260,912              0
      Increase/(Decrease) in Franchise Taxes Payable        21,854         20,000              0
                                                       -----------    -----------    -----------
      Total Adjustments ............................    (2,269,361)    (2,920,274)      (178,424)
                                                       -----------    -----------    -----------
   Net Cash Used By Operating Activities ...........    (1,498,393)    (2,191,780)      (146,220)

Cash Flows From Investing Activities
Purchase of Property and Equipment .................      (377,247)      (164,937)       (55,735)
   (Increase)/Decrease in Other Assets .............         4,065         35,769        (48,775)
   (Increase)/Decrease in Investment in Affiliate ..        28,663        (28,663)             0
                                                       -----------    -----------    -----------
Net Cash Used By Investing Activities ..............      (344,519)      (157,831)      (104,510)

Cash Flows From Financing Activities
   Increase/(Decrease) in Notes Payable ............             0       (375,000)       375,000
   Increase/(Decrease) in Notes Payable ............        12,731        (11,082)        11,082
   Increase/(Decrease) in Capital Leases ...........       (15,094)        (2,558)        37,398
   Increase/(Decrease) in Shareholders' Advances ...      (104,853)      (160,628)             0
   Increase/(Decrease) in Subscriptions  Payable ...             0        (97,500)        97,500
   Proceeds From Sale of Common Stock, Net .........       152,812      3,786,888      1,833,802
                                                       -----------    -----------    -----------
Net Cash Provided By Financing Activities ..........        45,596      3,140,120      2,354,782

Net Increase in Cash ...............................    (1,797,316)       790,509      2,104,052

Cash at the Beginning of the Year ..................     2,894,561      2,104,052              0

Cash at the End of the Year ........................   $ 1,097,245    $ 2,894,561    $ 2,104,052
                                                       ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Net cash paid during the year for:
      Interest .....................................   $     5,451    $     6,533    $     2,896
      Income Taxes .................................       338,688        306,254         26,812

See accompanying accountant's report and notes to the financial statements.

                                      -F5-

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

A)    Cash and Cash Equivalents

The Company has $1,088,555 and $2,873,806 invested in interest bearing accounts at August 31, 1998 and 1997, respectively.

B)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                     YEARS
                                                     -----
            Machinery and equipment ..............       7
            Furniture and Fixtures ...............       7

Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

                                      -F6-

C)    Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                         AUGUST 31,
                                                 --------------------------
                                                    1998            1997
                                                 ----------      ----------
     Raw Materials ...................           $  719,157      $  602,174
     Work in Process .................              554,124         400,069
     Finished Goods ..................                  -0-           9,975
                                                 ----------      ----------
                                                 $1,273,281      $1,012,218
                                                 ==========      ==========

D)    Organizational Costs

For the year ended August 31, 1998, the Company has adopted the provisions of the AICPA's Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities", which requires that all costs related to a companies start-up activities should now be expensed during the period incurred rather than capitalized and amortized over a period of time.

Prior to the year ended August 31, 1998, organizational costs had been amortized using the straight - line method over a period of sixty (60) months. Accumulated amortization was $997 for the year ended August 31, 1997.

As a result of "SOP" 98-5, the remaining unamortized organization costs of $2,328 have been expensed through amortization expense.

E)    Research and Development Costs

The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $236,869 and $333,200 were expensed for the periods ended August 31, 1998 and 1997, respectively. Contract revenues earned for the periods ended August 31, 1998 and 1997 were approximately $ 656,512 and $425,000, respectively.

                                      -F7-

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

                                               AUGUST 31, 1998   AUGUST 31, 1997
                                               ---------------   ---------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents .....        11,594,902        10,368,474
      Fully Dilutive Common Stock Equivalents       14,087,902        18,876,808

H)    Warrants for Funding Activities

To date, the Company has issued the following warrants: 5,033,334 Class A; 5,033,334 Class B; 1,050,000 Class C; 1,050,000 $.05; 1,375,000 $.50; 425,000
$5.00;150,000 $1.50; 150,000 $2.00; 200,000 $3.00; 200,000 $5.00; 200,000 $7.00;
200,000 $9.00; 200,000 $11.00; and 50,000 $2.00. Certain of these warrants were issued to individuals and trusts for their assistance in the fundraising activities. The Company has assigned a value of $280,343 as compensation for these fund raising activities.

I)    Advertising and Promotion

All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended August 31, 1998 and 1997, the Company had expensed $193,172 and $176,131, respectively.

                                      -F8-

J)    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.


K)    Reclassification

The Company has reclassified certain costs and expenses for the year ended August 31, 1997 to facilitate comparison to the year ended August 31, 1998.

NOTE 2 - NOTES PAYABLE:
                                                                   AUGUST 31,
                                                               -----------------
                                                                1998       1997
                                                               -------     -----
Unsecured note to the insurance
company bearing interest at 9.6%,
due $2,122 monthly until January 1999  ...................     $12,731     $ -0-
                                                               -------     -----
      Total ..............................................      12,731       -0-
      Less Current Portion of
         Long - Term Debt ................................      12,731       -0-
                                                               -------     -----
      Total Long - Term Debt..............................     $   -0-     $ -0-
                                                               =======     =====

NOTE 3 - CAPITAL LEASE OBLIGATIONS:

                                                                   AUGUST 31,
                                                               -----------------
                                                                1998       1997
                                                               ------     ------
      Equipment lease with Compix
      bearing interest at 15%, payable in
      monthly installments of $624; due
      July 1998  .........................................      $ -0-     $5,856

                                      -F9-

                                                                  AUGUST 31,
                                                           ---------------------
                                                             1998          1997
                                                           -------       -------
      Equipment lease with IFR bearing
      interest at 15%, payable in monthly
      installments of $1,427; due June 1998  .......           -0-        12,133

      Equipment lease with Associates
      Capital bearing interest at 7%,
      payable in monthly installments
      of $1,177; due Sept. 1998  ...................         2,272        14,271

      Equipment lease with IKON Office
      Solutions bearing interest at 18%
      payable in monthly installments of
      $105; due March, 2000 ........................         1,746         2,580

      Software lease with Manifest Group
      bearing interest at 14%, payable in
      monthly installments of $751; due
      August, 2000  ................................       $15,728         $ -0-
                                                           -------       -------
              Total Obligations ....................        19,746        34,840

              Less Current Portion of
                 Lease Obligations .................        11,125        32,049
                                                           -------       -------
              Total Long - Term Capital
             Lease Obligations .....................       $ 8,621       $ 2,791
                                                           =======       =======

The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 45,000 and $ 35,000 at August 31, 1998 and 1997, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 1998 and 1997 are as follows:

                                                   AUG. 31, 1998   AUG. 31, 1997
                                                   -------------   -------------
Total minimum lease payments ...................   $      22,319   $      39,690
Less: Amount representing interest .............           2,573           4,850
                                                   -------------   -------------
Present value of net minimum
    lease payments .............................   $      19,746   $      34,840

                                     -F10-

            Future obligations under the lease terms are:

                  PERIOD ENDING
                   AUGUST  31,                         AMOUNT
                  ----------------                     -------
                  1999 ..........................      $12,543
                  2000 ..........................        9,776
                                                       -------
                  Total .........................      $22,319
                                                       =======

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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                  AUGUST 31,
                                                               ----------------
                                                                1998      1997
                                                               ------    ------
                                                                 %           %
      U.S. Federal Statutory Tax Rate ......................       34        34
      U.S. Valuation Difference ............................       (1)       (7)
                                                               ------    ------
      Effective U.S. Tax Rate ..............................       33        27

      Foreign Tax Valuation ................................      -0-         5
                                                               ------    ------
      Effective Tax Rate ...................................       33        32
                                                               ======    ======

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal difference is the manner in which depreciation is computed for financial and income tax reporting purposes.

                                     -F11-

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

The Company has issued the following warrants which have since been exercised:

      700,000 stock purchase warrants which expire July, 2000. The warrants are to purchase fully paid and non- assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.

The Company has issued and outstanding the following warrants which have not yet been exercised at August 31, 1997:

      1,050,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire May, 1999 if not exercised.

      1,375,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire May, 1999 if not exercised.

                                     -F12-

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. These warrants will expire one year from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. These warrants will expire one year from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      50,000 stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. These warrants will expire two years from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

                                     -F13-

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      425,000 stock purchases warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1998, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

                                     -F14-

      5,033,334 Class A stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

      5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933.

      1,050,000 Class C stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

      400,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at various purchase prices. These warrants have been reserved to be issued through an employee stock option plan where the exercise price is equal to the market price at the date of issuance. These stock purchase warrants may be redeemed after six months of issuance and expire five years after the date of issuance. The underlying shares of common stock have been registered for resale under the Securities Act of 1933.

                                     -F15-

      The warrants outstanding are segregated into three categories (exercisable, non-exercisable, and non- registered). They are summarized as follows:

                    Warrants  Issued           Warrants  Exercisable              Warrants
Class  of              August  31,                  August  31,               Non         Non         Exercise
 Warrants          1998          1997          1998            1997        Exercised   Registered       Price
-------------   ----------    ----------   -------------   -------------   ----------   ---------   -------------
 0.01            Exercised     Exercised            0.00            0.00            0           0            0.01
 0.05            1,050,000     1,050,000            0.00            0.00    1,050,000           0            0.05
 0.50            1,375,000     1,375,000            0.00            0.00    1,375,000           0            0.50
 5.00              425,000*      425,000         425,000         425,000            0           0            5.00
 4.00            5,033,334*    5,033,334       5,033,334       5,033,334            0           0            4.00
 6.00            5,033,334*    5,033,334       5,033,334       5,033,334            0           0            6.00
 2.00            1,050,000*    1,050,000       1,050,000       1,050,000            0           0            2.00

 1.50              150,000             0            0.00            0.00            0     150,000            1.50
 2.00              150,000             0            0.00            0.00            0     150,000            2.00
 3.00              200,000             0            0.00            0.00            0     200,000            3.00
 5.00              200,000             0            0.00            0.00            0     200,000            5.00
 7.00              200,000             0            0.00            0.00            0     200,000            7.00
 9.00              200,000             0            0.00            0.00            0     200,000            9.00
11.00              200,000             0            0.00            0.00            0     200,000           11.00

 2.00               50,000*            0          50,000               0            0           0            2.00
ESOP               332,000*            0         332,000               0            0           0          >$1.38
ESOP                68,000             0          68,000               0            0           0          <$1.38
                ----------    ----------   -------------   -------------   ----------   ---------
                15,716,668    13,966,668      11,991,668      11,541,668    2,425,000   1,300,000

An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the year ended August 31, 1998.

NOTE 6 - RELATED PARTY TRANSACTIONS:

In April 1996, the Company entered into a number of non-cash transactions. Inventories and property in the amounts of $200,000 and $300,000, respectively, were contributed to the Company by the Hou-Tex Trust, Bailey Trust, Futer Family Trust, and John Nagel and recorded at each individuals' respective historical cost. The Company also received inventory, accounts receivable, and furniture and fixtures in the amounts of $96,333, $88,789, $70,000, respectively, in exchange for the assumption of liabilities totaling $255,122. Additionally, the Company issued a note payable to an affiliate in the amount of $155,000 and concurrently issued 4,500,000 shares of common stock for $345,395.

For the period ended August 31, 1997, 1,908,000 shares had been issued to the Vonn, Ltd. and Messrs. Clifford and Barton for cash advances of $120,000.

For the year ended August 31, 1998, the Company has repaid certain advances to shareholders. (See Note 10)

                                     -F16-

NOTE 7 - SEGMENT INFORMATION:

The Company had gross revenues of $4,827,434 and $3,971,369 for the years ended August 31, 1998 and 1997, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                     August 31, 1998           August 31, 1997
Customer                           Amount     Percentage     Amount   Percentage
----------------------------     ----------   ----------   ---------- ----------
Customer A .................     $2,892,769     59.92%     $2,385,747     60.07%
Customer B .................     $  656,512     11.71%     $  512,290     12.90%

NOTE 8  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At August 31, 1998 and 1997, the Company had earned a 5.0% and 6.8%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1998 and 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $28,663 and $71,337, respectively.

Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman and chief executive officer of Link II and Dr. Cubley is a director of Link II.

                                     -F17-

NOTE 9 - RISK FACTORS:

For the years ended August 31, 1998 and 1997, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately seventy-four percent of the Company's revenues and receivables have been created solely in the state of Texas, one and one-half percent have been created in the international market, and the approximate twenty-four and one-half percent remainder has been created relatively evenly over the rest of the nation during the year ended August 31, 1998 whereas approximately eighty-three percent of the Company's revenues and receivables have been created solely in the state of Texas, six and one-half percent have been created in the international market, and the approximate ten and one-half percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 1997.

Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 60% and 61% of the Company's gross revenues and 95% and 75% of the its accounts receivable for the years ended August 31, 1998 and 1997, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable.
(See Note 8)

Although the Company has concentrated its efforts in the wireless infrastructure industry during the years ended August 31, 1998 and 1997, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 10 - SHAREHOLDERS' ADVANCES:

Certain officers and an employee advanced the Company $290,000. At August 31, 1998 and 1997, the Company owes $24,519 and $129,372, respectively. The shareholder advances are non-interest bearing and payable upon demand.

NOTE 11 - FOREIGN OPERATIONS:

Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 1.4 % and 6.5% at August 31, 1998 and 1997, respectively.

                                     -F18-

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company now leases its primary office space for $7,931 per month under a non-cancelable lease expiring on March 31, 1999. For the periods ending August 31, 1998 and 1997, rental expenses of $93,510 and $94,036, respectively, were incurred.

            Future obligations under the non-cancelable lease terms are:

                   PERIOD ENDING
                     AUGUST 31,                   AMOUNT
                   --------------               ---------
                         1999..............     $  55,517
                                                =========

The Company has entered into an agreement with a public relations consultant whereby the consultant will develop, implement, and maintain an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for these services, the consultant will be paid $5,000 per month. Additionally, the consultant will receive options to purchase 100,000 shares of the Company's common stock for $1.00 per share. The delivery of the options to purchase the 100,000 shares of common stock is contingent upon the attainment of certain objective criteria as outlined in the July 16, 1998 agreement between the Company and the public relations consulting firm.

The Company has provided a finance company a limited manufacturer's guarantee for an amount not to exceed $910,845 for equipment and services sold to a customer of the Company. In the event of default by the customer, after a minimum period of ninety days from the date default is declared and after having exhausted all available remedies against the customer, the finance company may seek payment directly from the Company. Under this guarantee, the Company may elect to assume the lease from the finance company under the original terms and conditions or may elect to pay all amounts due in arrears under the original agreement and pay-off the lease through a one-time payment of the unamortized balance.

The Company has been named as a defendant in a lawsuit involving a vendor of the Company. Although the potential liability totals $19,940, an accrual of $10,000 had been formed during the fiscal year ended August 31, 1997. It is management's belief that this suit will be settled for approximately $10,000, the amount of the accrual.

                                     -F19-

During September 1998, the Company has filed a petition with the District Court in Harris County, Texas against Micro-MRP, Inc., a California corporation that sells manufacturing and accounting software, alleging deceptive trade practices, fraud, misrepresentation, negligence, and breach of implied warranty. The Company is seeking the payment of $28,301 in expenses plus unspecified damages in connection with its October 1996 purchase of manufacturing and accounting software from Micro-MRP.

NOTE 13 -  EMPLOYEE STOCK OPTION PLAN:

In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of August 31, 1998, 82,875 warrants have been issued to various employees. None of these outstanding warrants have been exercised to date.

NOTE 14 - RETIREMENT PLANS:

During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. As of August 31, 1998, employee contributions were approximately $55,600 whereas the amount matched by the employer was approximately $17,000.

NOTE 15 - MAJOR CUSTOMER:

As of August 31, 1998, the Company has a receivable due from Link-Two Communications (link II) in the amount of $5,142,950. As of August 31, 1998, Link II is continuing to sell equity securities, assets, and products which are being used to retire this receivable. Link II is currently negotiating with Nikko Co., Ltd. and affiliates to fund twenty million dollars in equity and loans to complete the building out of its nationwide two-way messaging system. This receivable is secured by substantially all assets of Link II including radio frequency licenses which have been valued by outside appraisal firms to be in excess of twenty-million dollars. In August 1998, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risk involved with this receivable are minimal.

                                     -F20-

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to August 31, 1998, the Company signed a letter of intent with Nikko Co., Ltd. to form an exclusive joint venture to collaborate in the development of communication messaging devices for the North, Central and South American markets.

                                      -F21-