Form 10QSB
period 1998-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 1999-01-11
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     AS OF DECEMBER 31, 1998 THERE WERE 11,670,155 SHARES OF COMMON STOCK OUTSTANDING

                      EAGLE WIRELESS INTERNATIONAL, INC.
                                    INDEX


PART 1 - FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
   Item 1.  Financial Statements (Unaudited)

            Balance Sheets at November 30, 1998 and August 31, 1998        3

            Statements of  Income for the three
            months ended November 30, 1998 and 1997                        4

            Statements of Changes In Shareholders' Equity for the
            three months ended November 30, 1998 and 1997                  5

            Statements of Cash Flows for the three months ended
            November 30, 1998 and 1997                                     6

            Notes to the financial statements                           7-16

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        16-17

SIGNATURES                                                                17

                       EAGLE WIRELESS INTERNATIONAL, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                 NOVEMBER 30,       AUGUST 31,
                                                    1998              1998
                                                 (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents (Note 1) ..........   $   539          $ 1,097
   Accounts Receivable .........................     6,084            5,392
   Inventories (Note 1) ........................     1,305            1,273
   Prepaid Expenses ............................        15               70
                                                   -------          -------
      Total Current Assets .....................     7,943            7,832

PROPERTY AND EQUIPMENT (NOTE 1):
   Operating Equipment .........................       957              933
   Less: Accumulated Depreciation ..............      (251)            (224)
                                                   -------          -------
      Total Property and Equipment .............       706              709

OTHER ASSETS:
   Security Deposits ...........................        11                9
                                                   -------          -------
      Total Other Assets .......................        11                9

   TOTAL ASSETS ................................   $ 8,660          $ 8,550
                                                   =======          =======


         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts  Payable ...........................   $   313          $   337
   Accrued Expenses ............................       109              118
   Shareholders' Advances (Note 10) ............      --                 24
   Notes Payable (Note 2) ......................         9               13
   Capital Lease Obligations (Note 3) ..........        13               11
   Deferred Revenues ...........................        53               56
   Federal Income Taxes Payable (Notes 1 & 4) ..       431              375
   Franchise Taxes Payable .....................        49               42
   Sales Taxes Payable .........................        44               38
   Deferred Taxes (Note 4) .....................         5                5
                                                   -------          -------
      Total Current Liabilities ................     1,026            1,019

LONG - TERM LIABILITIES:
   Capital Lease Obligations (net of current
     maturities) (Note 3) ......................        16                9
   Deferred Taxes (Note 4) .....................         6                6
                                                   -------          -------
      Total Long - Term Liabilities ............        22               15

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)

SHAREHOLDERS' EQUITY:
   Preferred Stock - $.001 par value,
     Authorized 5,000,000 shares
     Issued -0- shares .........................        --               --
   Common  Stock - $.001 par value,
     Authorized  100,000,000 shares
     Issued  and  Outstanding  at  November 30
     and August 31, 1988 11,670,155 shares .....        12               12
   Paid in Capital .............................     5,973            5,973
   Retained Earnings ...........................     1,627            1,531
                                                   -------          -------
      Total Shareholders' Equity ...............     7,612            7,516

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..   $ 8,660          $ 8,550
                                                   =======          =======

See accompanying notes to the financial statements.

                      EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF EARNINGS
                                (IN THOUSANDS)


                                               THREE MONTHS    THREE MONTHS
                                                   ENDED           ENDED
                                                NOVEMBER 30,    NOVEMBER 30,
                                                   1998            1997
                                               (UNAUDITED)      (UNAUDITED)

NET SALES .................................   $        931    $        558

COST OF GOODS SOLD
   Materials and Supplies .................            184              35
   Direct Labor and Related Costs .........            163              84
   Depreciation and Amortization ..........             18               6
   Other Manufacturing Costs ..............             55              91
                                              ------------    ------------
      Total Cost of Goods Sold ............            420             216
                                              ------------    ------------
GROSS  PROFIT .............................            511             342

OPERATING EXPENSES
   Selling, General and Administrative
      Salaries and Related Costs ..........            131             113
      Advertising and Promotion ...........             68             215
      Depreciation and Amortization .......              9              17
      Research & Development ..............            154              33
      Other Support Costs .................            173              33
                                              ------------    ------------
         Total Operating Expenses .........            535             411
                                              ------------    ------------

EARNINGS FROM OPERATIONS BEFORE OTHER
REVENUES/ (EXPENSES) AND INCOME TAXES .....            (24)            (69)

OTHER REVENUES/ (EXPENSES)
   Interest Income (net) ..................            176              95
                                              ------------    ------------
      Total Other Revenues ................            176              95
                                              ------------    ------------
EARNINGS BEFORE INCOME TAXES ..............            152              26

   Provision For Income Taxes .............             56               9
                                              ------------    ------------
NET EARNINGS ..............................   $         96    $         17
                                              ============    ============

Net Earnings Per Common Share:
      Primary .............................   $       .01     $       .001
      Diluted .............................   $       .01     $       .001

Weighted Average Common Shares Outstanding:
      Primary .............................     11,670,155      11,542,001
      Diluted .............................     11,750,530      11,549,876


See accompanying notes to the financial statements.

                         EAGLE WIRELESS INTERNATIONAL, INC.
                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     UNAUDITED
                                   (IN THOUSANDS)

                                                           Additional                    Total
August 31, 1997                     Common    Preferred     Paid In        Retained   Shareholders'
To November 30, 1998                Stock       Stock       Capital        Earnings      Equity
----------------------             --------  -----------  -------------   ----------  -------------
Total As of August 31, 1997 .....       12           --        5,820           760        6,592

Net Earnings 1998 ...............                                              771          771
New Stock Issued to Shareholders
   J. Hamilton (Nov. 1997) ......       --           --           60             0           60
   D. Walker (Nov. 1997) ........       --           --           82             0           82
   D. Walker (Aug. 1998) ........       --           --           96             0           96
Syndication Costs ...............       --           --          (85)            0          (85)
                                    ------       ------       ------        ------       ------
Total As Of August 31, 1998 .....       12           --        5,973         1,531        7,516

Net Earnings For The Three Months
   Ended November 30, 1998 ......                                               96           96
                                    ------       ------       ------        ------       ------
Total As Of November 30, 1998 ...       12           --        5,973         1,627        7,612



See accompanying notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                      THREE MONTHS  THREE MONTHS
                                                          ENDED        ENDED
                                                      NOVEMBER 30,  NOVEMBER 30,
                                                          1998          1997
                                                      (UNAUDITED)    (UNAUDITED)
Cash Flows From Operating Activities
   Net  Earnings ...................................   $    96       $    17

   Adjustments To Reconcile Net Earnings To
     Net Cash
      Used By Operating Activities:
      Depreciation and Amortization ................        27            23
      (Increase)/Decrease in Accounts
        Receivable .................................      (692)          194
      (Increase)/Decrease in Inventories ...........       (32)         (303)
      (Increase)/Decrease in Prepaid Expenses ......        55             5
      Increase/(Decrease) in Accounts Payable
        and Accrued Exp ............................       (33)         (141)
      Increase/(Decrease) in Deferred Taxes ........        --             4
      Increase/(Decrease) in Deferred Revenues .....        (3)           --
      Increase/(Decrease) in Sales Tax Payable .....         6            --
      Increase/(Decrease) in Fed Inc Taxes Payable .        56            --
      Increase/(Decrease) in Franchise Taxes Payable         7            --

      Total Adjustments ............................      (609)         (217)

   Net Cash Used By Operating Activities ...........      (513)         (200)

Cash Flows From Investing Activities
   Purchase of Property and Equipment ..............       (24)          (84)
   (Increase)/Decrease in Other Assets .............        (2)          (51)

Net Cash Used By Investing Activities ..............       (26)         (135)

Cash Flows From Financing Activities
   Increase/(Decrease) in Notes Payable and
     Capital Leases ................................         5            (9)
   Increase/(Decrease) in Shareholders' Advances ...       (24)           (4)
   Increase/(Decrease) in Syndication Costs ........        --           (50)
   Proceeds From Sale of Common Stock, Net .........        --           143

Net Cash Provided/(Used) By Financing Activities ...       (19)           80

Net Decrease in Cash ...............................      (558)         (255)

Cash at the Beginning of the Year ..................     1,097         2,895

Cash at the End of the Year ........................   $   539       $ 2,640


See accompanying notes to the financial statements.

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

A)    Cash and Cash Equivalents

The Company has $498,559 and $1,088,555 invested in interest bearing accounts at November 30 and August 31, 1998, respectively.

B)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                              YEARS
                                             -------
            Machinery and equipment             7
            Furniture and Fixtures              7

Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)    Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:


                             November 30, 1988  August 31, 1988

         Raw Materials        $     719,202     $      719,157
         Work in Process            585,278            554,124
         Finished Goods              - 0 -                 -0-
                              -------------     --------------
                              $   1,304,480     $    1,273,281
                              =============     ==============

D)    Organizational Costs

For the year ended August 31, 1998, the Company has adopted the provisions of the AICPA's Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities", which requires that all costs related to a companies start-up activities should now be expensed during the period incurred rather than capitalized and amortized over a period of time. Prior to the year ended August 31, 1998, organizational costs had been amortized using the straight line method over a period of sixty (60) months. Accumulated amortization was $997 for the year ended August 31, 1997. As a result of "SOP" 98-5, the remaining unamortized organization costs of $2,328 were expensed through amortization expense as of the year ended August 31, 1998.

E)    Research and Development Costs

The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $153,529 and $33,306 were expensed for the periods ended November 30, 1998 and 1997, respectively. Contract revenues earned for the periods ended November 30, 1998 and 1997 were approximately $ 225,000 and $150,000, respectively.

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

                                            NOVEMBER 30, 1998  NOVEMBER 30, 1997
                                            -----------------  -----------------
   Weighted Average Number of Common
       Shares Outstanding Including:

   Primary Common Stock Equivalents             11,670,155         11,542,001
   Fully Dilutive Common Stock Equivalents      11,750,530         11,549,876


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

I)    Advertising and Promotion

All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended November 30, 1998 and 1997, the Company had expensed $67,836 and $214,956, respectively.

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

K)    Reclassification

The Company has reclassified certain costs and expenses for the three months ended November 30, 1997 to facilitate comparison to the three months ended November 30, 1998.

NOTE 2 -  NOTES PAYABLE:


                                             NOVEMBER 30, 1988  AUGUST 31, 1988
                                             -----------------  ---------------
    Unsecured note to  insurance
    company bearing interest at 8%,
    due $2,122 monthly until December 1998 ...    $ 2,122           $12,731

    Unsecured note to insurance
    company, non-interest bearing,
    due $2,457 quarterly until February 1999 .    $ 4,913           $  --

    Unsecured note to insurance
    company, non-interest bearing,
    due $1,074 monthly until January 1999 ....    $ 2,149              --
                                                  -------           -------

        Total ................................      9,184            12,731
        Less Current Portion of
           Long - Term Debt ..................      9,184            12,731
                                                  -------           -------
        Total Long - Term Debt ...............    $   -0-           $   -0-
                                                  =======           =======


NOTE 3 -  CAPITAL LEASE OBLIGATIONS:

                                            NOVEMBER 30, 1988   AUGUST 31, 1988
                                            -----------------   ---------------
    Equipment lease with Associates
    Capital bearing interest at 7%,
    payable in monthly installments
    of  $1,177; due September 1998 ...........    $  --             $ 2,272

    Equipment lease with IKON
    Office Solutions bearing
    interest at 18% payable in
    monthly installments of
    $105; due March, 2000 ....................    $ 1,482           $ 1,746

    Software lease with Manifest
    Group bearing interest at
    11%, payable in monthly
    installments of $751; due
    August, 2000 .............................     14,260            15,728

    Equipment lease with IKON
    Office Solutions bearing
    interest at 9%, payable
    in monthly installments of
    $445; due September, 2001 ................    $13,272           $  --
                                                  -------           -------

        Total Obligations ....................     29,014            19,746

        Less Current Portion of
           Lease Obligations .................     13,176            11,125
                                                  -------           -------
        Total Long - Term Capital
           Lease Obligations .................    $15,838           $ 8,621
                                                  =======           =======

The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 32,925 and $ 45,000 at November 30 and August 31, 1998, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at November 30 and August 31, 1998 are as follows:


                                              NOVEMBER 30, 1998  AUGUST 31, 1998
                                              -----------------  ---------------
      Total minimum lease payments .............  $  32,576         $  22,319
      Less:  Amount representing interest ......      3,563             2,573
                                                  ---------         ---------
      Present value of net minimum
          lease payments .......................  $  29,014         $  19,746

      Future obligations under the lease terms are:

        Period Ending
        August 31,                                  AMOUNT
                                                  ---------
        1999 ...................................  $  12,017
        2000 ...................................     14,774
        2001 ...................................      5,340
        2002 ...................................        445
                                                  ---------
        Total ..................................  $  32,576


NOTE 4 -  INCOME TAXES:

As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision. The Company's effective Federal Tax Rate for the years ended August 31, 1988 and 1987 was 33% and 32%, respectively. Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal differences are in the manner in which depreciation is computed for financial and income tax reporting purposes.

NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of November 30, 1988, no Preferred Stock has been issued.

In July, 1996, the Board of Directors and majority shareholders adopted a stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. As of November 30, 1988, 85,375 options have been granted under the plan.

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

The Company has issued and outstanding the following warrants which have not yet been exercised as of November 30, 1988:

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

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. These warrants will expire one year from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. These warrants will expire one year from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      50,000 stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. These warrants will expire two years from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

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

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of November 30, 1988, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

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

      The warrants outstanding are segregated into three categories (exercisable, non-exercisable, and non- registered). They are summarized as follows:

                Warrants Issued             Warrants Exercisable              Warrants
Class of          November 30,                  November 30,              Non         Non       Exercise
Warrants   1998                 1997          1998        1997         Exercised   Registered     Price
--------  -----                ------        ------      ------        ---------   ----------   --------
0.01    Exercised            Exercised          0.00        0.00               0            0      0.01
0.05    1,050,000            1,050,000          0.00        0.00       1,050,000    1,050,000      0.05
0.50    1,375,000            1,375,000          0.00        0.00       1,375,000    1,375,000      0.50
5.00      425,000       *      425,000       425,000     425,000               0            0      5.00
4.00    5,033,334       *    5,033,334     5,033,334   5,033,334               0            0      4.00
6.00    5,033,334       *    5,033,334     5,033,334   5,033,334               0            0      6.00
2.00    1,050,000       *    1,050,000     1,050,000   1,050,000               0            0      2.00

1.50      150,000                    0          0.00        0.00               0      150,000      1.50
2.00      150,000                    0          0.00        0.00               0      150,000      2.00
3.00      200,000                    0          0.00        0.00               0      200,000      3.00
5.00      200,000                    0          0.00        0.00               0      200,000      5.00
7.00      200,000                    0          0.00        0.00               0      200,000      7.00
9.00      200,000                    0          0.00        0.00               0      200,000      9.00
11.00     200,000                    0          0.00        0.00               0      200,000     11.00

2.00       50,000       *            0        50,000           0               0            0      2.00
ESOP      319,625       *            0       332,000           0               0            0   > $1.63
ESOP       80,375                    0        68,000           0               0            0   < $1.63
       ----------           ----------    ----------  ----------       ---------    ---------
       15,716,668           13,966,668    11,991,668  11,541,668       2,425,000    1,300,000

An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the three months ended November 30, 1998.

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

NOTE 7  - SEGMENT INFORMATION:

The Company had gross revenues of $930,897 and 557,898 for the three months ended November 30, 1998 and 1997, respectively. The following parties individually represent a greater than ten percent of these revenues.

                            November 30,1988           November 30, 1997
Customer                   Amount      Percentage     Amount      Percentage
--------                -----------    ----------  -----------    ----------
Company A               $        --        -- %    $   195,115        34 %
Company B               $   249,616        27 %        113,186        20 %
Company C               $   550,937        59 %         75,268        13 %

NOTE 8  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At November 30, 1998 and 1997, the Company had earned a 5.0% and 6.8%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1998 and 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $28,663 and $71,337, respectively.

Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 9  - RISK FACTORS:

For the three months ended November 30, 1998 and 1997, substantially all of the Company's business activities have remained within the United States. Approximately 87% of the Company's revenues and receivables have been created solely in the state of Texas, and approximately 1% have been created in the international market, and the approximate 12% remainder has been created relatively evenly over the rest of the nation during the three months ended November 30, 1998 whereas approximately 35% of the Company's revenues and receivables have been created solely in the state of Texas 2% have been created in the international market, and the approximate 63% remainder has been created relatively evenly over the rest of the nation for the three months ended November 30, 1997.

Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 59% and 13% of the Company's gross revenues and 96% and 83% of the its accounts receivable for the three months ended November 30, 1998 and 1997, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable.
(See Note 8)

Although the Company has concentrated its efforts in the wireless infrastructure industry during the three months ended November 30, 1998 and 1997, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.


NOTE 10  - SHAREHOLDERS' ADVANCES:

Certain officers and an employee advanced the Company $290,000. At November 30, 1998, the advances had been paid-in-full by the Company. At August 31, 1998, the Company owed $24,519. Shareholder advances are non-interest bearing and payable upon demand.

NOTE 11 -  FOREIGN OPERATIONS:

Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total 1% and 2% at November 30, 1998 and 1997, respectively.

NOTE 12 -  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company now leases its primary office space for $7,931 per month under a non-cancelable lease expiring on March 31, 1999. For the periods ending November 30, 1998 and 1997, rental expenses of $23,793 and $23,793, respectively, were incurred. Future obligations under the non-cancelable lease terms for the period ending November 30, 1999 are $31,724.

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

The Company has been named as a defendant in a lawsuit involving a vendor of the Company. Although the potential liability totals $19,940, an accrual of $10,000 had been formed during the fiscal year ended August 31, 1997. On October 19, 1998, the plaintiff agreed to a settlement of $9,970 which was remitted by the Company on December 11, 1998. Management expects the suit to be settled for the amount remitted and subsequently dismissed.

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

NOTE 13 -  EMPLOYEE STOCK OPTION PLAN:

In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of November 30, 1998, 85,375 warrants have been issued to various employees. None of these outstanding warrants have been exercised to date.

NOTE 14 -  RETIREMENT PLANS:

During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. As of November 30, 1998, total employee contributions were approximately $74,654 whereas the total amount matched by the employer was approximately $22,765.

NOTE 15 - MAJOR CUSTOMER:

As of November 30, 1998, the Company has a receivable due from Link-Two Communications (Link II) in the amount of $5,811,172. As of November 30, 1998, Link II is continuing to sell equity securities, assets, and products which are being used to retire this receivable. Link II is currently negotiating with Nikko Co., Ltd. and affiliates to fund twenty million dollars in equity and loans to complete the building out of its nationwide two-way messaging system. This receivable is secured by substantially all assets of Link II including radio frequency licenses which have been valued by outside appraisal firms to be in excess of twenty-million dollars. In August 1998, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risk involved with this receivable are minimal.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to November 30, 1998, the Company signed a letter of intent with Nikko Co., Ltd. to form an exclusive joint venture to collaborate in the development of communication messaging devices for the North, Central and South American markets.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended November 30, 1998, the majority of the company's revenues originated from shipments for a two-way messaging system that the Company is installing for Link-Two Communications in the Houston and Dallas metroplexes and from contract research and development services. Other sales during this period were to the Company's broader customer base and were comprised principally of paging infrastructure products. This sales mix is consistent with the pattern of sales realized by the Company during the year ended August 31, 1997 and is expected to continue through 1999. The expansion of the Company's manufacturers' representative organization during the past year did not significantly contribute to an increase in the sales of the Company's paging infrastructure products. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

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

The Company's sales for the three months ended November 30, 1998 were $930,897 as compared to the sales for the three months ended November 30, 1997 of $557,898. For the three months ended November 30, 1998, net income was $95,756 as compared to $16,688 for the three months ended November 30, 1997. The increase in sales and net income in the three months ended November 30, 1998 is attributable to timing constraints on major project shipments and is deemed normal and is expected to be ongoing.

Current assets for the three months ended November 30, 1998 totaled $7,942,488 as compared to $7,342,649 reported in the three months ended November 30, 1997. The Company's shareholders' equity for the three months ended November 30, 1998 totaled $7,611,924 as compared to $6,701,826 reported in three months ended November 30, 1997. Cash flows invested in operations totaled $609,000, cash flows consumed by investing activities were $26,000 and financing activities used cash flows of $19,000 during the three months ended November 30, 1998. For the comparable period ended November 30, 1997, cash flows invested in operations totaled $199,904, cash flows consumed by investing activities were $135,165 and financing activities provided cash flows of $80,325.

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

The Company believes that, through the implementation of a stringent cost reduction program, its working capital should be sufficient to fund operations through the end of the current fiscal year. Though negotiations are underway to obtain a line of credit for working capital and term financing for potential acquisitions, the Company has not established a line of credit or other similar financing arrangements with any lenders. There can be no assurance that the Company will be able to obtain any funding from any external sources on suitable terms, if at all. A decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect the Company's receivable from Link-Two Communications and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. As of November 30, 1998, the Company had no material capital commitments other than its federal income, state franchise and state sales tax liabilities.

The Company is conducting a review of its computer systems and products to identify those that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the past year, the Company undertook and completed a project to replace its accounting and manufacturing information system that was found to not be Year 2000 compliant. The Company has instigated litigation to recover approximately $30,000 in costs associated with this replacement. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company, its products or installed systems.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EAGLE WIRELESS INTERNATIONAL, INC.


Date: January 10, 1999                          By: /s/ H. DEAN CUBLEY
                                                    Dr. H. Dean Cubley
                                                    President

                                                    /s/ RICHARD R. ROYALL
                                                    Richard R. Royall
                                                    Chief Financial Officer