Form 10QSB
period 1999-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 1999-04-16
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 -----------

                                 FORM 10-QSB
                                 -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

AS OF MARCH 31, 1999 THERE WERE 11,715,160 SHARES OF COMMON STOCK OUTSTANDING

                      EAGLE WIRELESS INTERNATIONAL, INC.
                                    INDEX


PART 1 - FINANCIAL INFORMATION
                                                                           PAGE

    Item 1. Financial Statements (Unaudited)

            Balance Sheets at February 28, 1999 and August 31, 1998 ....    3

            Statements of Income for the three and six months
            ended February 28, 1999 and 1998 ...........................    4

            Statements of Changes in Shareholders' Equity for the six
            months ended February 28, 1999 and 1998 ....................    5

            Statements of Cash Flows for the six months ended
            February 28, 1999 and 1998 .................................    6

            Notes to the financial statements ..........................   7-16

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................   16-17

SIGNATURES .............................................................   17

                      EAGLE WIRELESS INTERNATIONAL, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS
                                                          FEBRUARY 28,     AUGUST 31,
                                                              1999           1998
                                                           (UNAUDITED)      (AUDITED)
                                                           ------------    ------------
CURRENT ASSETS:
   Cash and Cash Equivalents (Note 1) ..................   $        191    $      1,097
   Accounts Receivable .................................          6,593           5,392
   Inventories (Note 1) ................................          1,284           1,273

   Prepaid Expenses ....................................             22              70
                                                           ------------    ------------
      Total Current Assets .............................          8,090           7,832

PROPERTY AND EQUIPMENT (NOTE 1):
   Operating Equipment .................................            955             933
   Less: Accumulated Depreciation ......................           (284)           (224)
                                                           ------------    ------------
      Total Property and Equipment .....................            671             709

OTHER ASSETS:
   Security Deposits ...................................              9               9
                                                           ------------    ------------
      Total Other Assets ...............................              9               9

   TOTAL ASSETS ........................................   $      8,770    $      8,550
                                                           ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts  Payable ...................................   $        293    $        337

   Accrued  Expenses ...................................             75             118
   Shareholders'  Advances (Note 10) ...................           --                24
   Notes  Payable (Note 2) .............................             16              13
   Capital  Lease  Obligations (Note 3) ................             15              11
   Deferred  Revenues ..................................             53              56
   Federal  Income  Taxes  Payable (Notes 1 & 4) .......            460             375
   Franchise  Taxes  Payable ...........................             54              42
   Sales  Taxes  Payable ...............................             48              38
   Deferred Taxes (Note 4) .............................              5               5
                                                           ------------    ------------
      Total  Current  Liabilities ......................          1,019           1,019

LONG - TERM  LIABILITIES:
   Capital  Lease  Obligations (net of current
     maturities) (Note 3) ..............................             11               9
   Deferred Taxes (Note 4) .............................              6               6
                                                           ------------    ------------
      Total  Long - Term  Liabilities ..................             17              15

COMMITMENTS  AND  CONTINGENT  LIABILITIES (NOTE 12)

SHAREHOLDERS'  EQUITY:
   Preferred  Stock - $.001 par value,
Authorized 5,000,000 shares
      Issued -0- shares ................................           --              --
   Common Stock - $.001 par value,
Authorized 100,000,000 shares
      Issued and Outstanding at February 28,
      1999 and August 31, 1988, 11,715,160 and
      11,670,155 shares respectfully ...................             12              12
   Paid in Capital .....................................          6,041           5,973
   Retained Earnings ...................................          1,681           1,531
                                                           ------------    ------------
      Total Shareholders' Equity .......................          7,734           7,516

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $      8,770    $      8,550
                                                           ============    ============

See accompanying notes to the financial statements.

                      EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF EARNINGS
                                (IN THOUSANDS)

                                                   THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                      ENDED           ENDED          ENDED            ENDED
                                                   FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                      1999             1998           1999            1998
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $        727    $      1,064    $      1,658    $      1,622

Costs of goods sold:
    Materials and supplies .....................            159             203             344             237
    Direct labor and related costs .............            174              82             336             167
    Depreciation and amortization ..............             18              18              36              35
    Other manufacturing costs ..................             55             118             110             209
                                                   ------------    ------------    ------------    ------------
Total costs of goods sold ......................            406             421             826             648
                                                   ------------    ------------    ------------    ------------
Gross profit ...................................            321             643             832             974
                                                   ------------    ------------    ------------    ------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs .............            117             220             248             375
        Advertising and promotion ..............             27              64              95             182
        Depreciation and amortization ..........             16               7              26              12
        Other support costs ....................            155             140             328             229
        Research and Development ...............            116             125             270             159
                                                   ------------    ------------    ------------    ------------
        Total operating expenses ...............            431             556             967             957
                                                   ------------    ------------    ------------    ------------
Income from operations .........................           (110)             87            (135)             17

Other income
    Interest income (net) ......................            188              93             364             193
    Gain/Loss on affiliate investments .........           --                (5)           --               (10)
                                                   ------------    ------------    ------------    ------------

        Total other income .....................            188              88             364             183
                                                   ------------    ------------    ------------    ------------

Income before income taxes .....................             78             175             229             200

Provisions for income taxes ....................             24              79              80              79
                                                   ------------    ------------    ------------    ------------

Net income .....................................   $         54    $         96    $        149    $        121
                                                   ============    ============    ============    ============
Net earnings per common share:
Basic ..........................................   $      0.005    $      0.008    $      0.013    $      0.010
Diluted ........................................   $      0.004    $      0.008    $      0.011    $      0.010
                                                   ============    ============    ============    ============
Weighted average basic common shares outstanding     11,685,157      11,605,334      11,677,656      11,573,667

Weighted average diluted common shares
  outstanding ..................................     13,320,532      11,989,709      13,313,031      11,958,542

See accompanying notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                          ADDITIONAL                  TOTAL
AUGUST 31, 1997                     COMMON    PREFERRED    PAID IN      RETAINED   SHAREHOLDERS'
TO  FEBRUARY 28, 1999               STOCK      STOCK       CAPITAL      EARNINGS      EQUITY
                                    ------   ----------   ----------    --------   -------------
Total  As of August 31, 1997 ....       12         --          5,820         760           6,592

Net Earnings 1998 ...............                                            771             771
New Stock Issued to Shareholders
     J. Hamilton (Nov. 1997) ....     --           --             60           0              60
     D. Walker (Nov. 1997) ......     --           --             82           0              82
     D. Walker (Aug. 1998) ......     --           --             96           0              96
Syndication Costs ...............     --           --            (85)          0             (85)
                                    ------   ----------   ----------    --------   -------------
Total As Of August 31, 1998 .....       12         --          5,973       1,531           7,516

Net Earnings For The Six Months
     Ended February 28, 1999 ....                                            150             150
New Stock Issued to Shareholders
     D. Walker (Feb. 1999) ......     --           --             68        --                68
     ESOP Stock Options Exercised     --           --           --          --              --
                                    ------   ----------   ----------    --------   -------------
Total As Of February 28, 1999 ...       12         --          6,041       1,681           7,734

See accompanying notes to the financial statements.

                         EAGLE WIRELESS INTERNATIONAL, INC.
                              STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                      SIX MONTHS      SIX MONTHS
                                                                        ENDED           ENDED
                                                                      FEBRUARY 28,    FEBRUARY 28,
                                                                         1999            1998
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      ------------    ------------
Cash  Flows  From  Operating  Activities
     Net  Earnings ................................................   $        149    $        121

     Adjustments To Reconcile Net Earnings To Net Cash
         Used By Operating Activities:
         Depreciation and Amortization ............................             60              47
         (Increase) / Decrease in Accounts  Receivable ............         (1,201)           (606)
         (Increase) / Decrease in Inventories .....................            (11)            (83)
         (Increase) / Decrease in Prepaid  Expenses ...............             48             (11)
         Increase / (Decrease) in Accounts  Payable and Accrued Exp            (86)            (16)
         Increase / (Decrease) in Deferred Taxes ..................           --                 6
         Increase / (Decrease) in Deferred  Revenues ..............             (3)           --
         Increase / (Decrease) in Sales  Tax  Payable .............             10            --
         Increase / (Decrease) in Fed  Inc Taxes  Payable .........             85            (125)
         Increase / (Decrease) in Franchise Taxes  Payable ........             12            --

         Total Adjustments ........................................          (1086)           (788)

     Net Cash Used By Operating Activities ........................           (937)           (667)

Cash Flows From Investing Activities
     Purchase of Property and Equipment ...........................            (22)           (319)
     (Increase) / Decrease in Other Assets ........................           --               (28)

Net Cash Used By Investing Activities .............................            (22)           (347)

Cash Flows From Financing Activities
     Increase / (Decrease) in Notes Payable and Capital Leases ....              9             (18)
     Increase / (Decrease) in Shareholders' Advances ..............            (24)            (52)
     Proceeds From Sale of Common Stock, Net ......................             68              75

Net  Cash  Provided / (Used) By Financing Activities ..............             53               5

Net Decrease in  Cash .............................................           (906)         (1,009)
Cash at the Beginning of the Year .................................          1,097           2,895

Cash at the End of the Year .......................................   $        191    $      1,886

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

A)    Cash and Cash Equivalents

The Company has $99,291 and $1,088,555 invested in interest bearing accounts at February 28, 1999 and August 31, 1998, respectively.

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

C)    Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                           February 28, 1999    August 31, 1998
                                           -----------------   -----------------
         Raw Materials .................   $         738,627   $         719,157
         Work in Process ...............             545,007             554,124
         Finished Goods ................               - 0 -                 -0-
                                           -----------------   -----------------
                                           $       1,283,634   $       1,273,281
                                           =================   =================

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

E)    Research and Development Costs

The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $269,980 and $158,737 were expensed for the six months ended February 28, 1999 and 1998, respectively. Contract revenues earned for the periods ended February 28, 1999 and 1998 were approximately $450,000 and $300,000, respectively.

F)    Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relate primarily to depreciation methods.

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

                                                   FEBRUARY 28, 1999   FEBRUARY 28, 1998
                                                   -----------------   -----------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents .........          11,677,656          11,573,667
      Fully Dilutive Common Stock Equivalents ..          13,313,031          11,958,542

H)    Warrants for Funding Activities

To date, the Company has issued the following warrants for funding activities:
5,033,334 Class A; 5,033,334 Class B; 1,050,000 Class C; 1,050,000 $.05;
1,375,000 $.50; 425,000 $5.00; 150,000 $1.50; 150,000 $2.00; 200,000 $3.00;
200,000 $5.00; 200,000 $7.00; 200,000 $9.00; 200,000 $11.00; and 50,000 $2.00.
The Company has assigned a value of $280,343 as compensation for these fund raising activities.

I)    Advertising and Promotion

All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the six month periods ended February 28, 1999 and 1998, the Company had expensed $95,344 and $181,650, respectively.

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

K)    Reclassification

The Company has reclassified certain costs and expenses for the six months ended February 28, 1998 to facilitate comparison to the six months ended February 28, 1999.

NOTE 2 - NOTES PAYABLE:

                                                         FEBRUARY 28, 1999    AUGUST 31, 1998
                                                         -----------------   -----------------
      Unsecured note to insurance
      company bearing interest at 15%,
      due $1,795 monthly until November 1999 .........   $          16,159   $          12,731
                                                         -----------------   -----------------
            Total ....................................              16,159              12,731
            Less Current Portion of
               Long - Term Debt ......................              16,159              12,731
                                                         -----------------   -----------------
            Total Long - Term Debt ...................             $ - 0 -             $ - 0 -
                                                         =================   =================

NOTE 3 - CAPITAL LEASE OBLIGATIONS:
                                                         FEBRUARY 28, 1999    AUGUST 31, 1998
                                                         -----------------   -----------------
      Equipment lease with Associates
      Capital bearing interest at 7%,
      payable in monthly installments
      of  $1,177; due September 1998  ................   $            --     $           2,272

      Equipment lease with IKON Office
      Solutions bearing interest at 18%
      payable in monthly installments of
      $105; due March 2000  ..........................   $           1,231   $           1,746

      Software lease with Manifest Group
      bearing interest at 11%, payable in
      monthly installments of $751; due
      August 2000  ...................................   $          12,389   $          15,728

      Equipment lease with IKON Office
      Solutions bearing interest at 9%,
      payable in monthly installments of
      $445; due September 2001  ......................   $          11,883   $            --
                                                         -----------------   -----------------
              Total Obligations ......................              25,503              19,746

              Less Current Portion of
                 Lease Obligations ...................              14,759              11,125
                                                         -----------------   -----------------
              Total Long - Term Capital
             Lease Obligations .......................   $          10,744   $           8,621
                                                         =================   =================

The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 32,925 and $ 45,000 at February 28, 1999 and August 31, 1998, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at February 28, 1999 and August 31, 1998 are as follows:

                                                     FEBRUARY 28, 1999    AUGUST 31, 1998
                                                     -----------------   -----------------
      Total minimum lease payments ...............   $          28,230   $          22,319
      Less:  Amount representing interest ........               2,727               2,573
                                                     -----------------   -----------------
      Present value of net minimum
          lease payments .........................   $          25,503   $          19,746

      Future obligations under the lease terms are:

        Period Ending
        August 31,                                                       Amount
                                                                        -------
         1999 .......................................                   $15,088
         2000 .......................................                      7357
         2001 .......................................                     5,340
         2002 .......................................                       445
                                                                        -------
         Total ......................................                   $28,230


NOTE 4 - INCOME TAXES:

As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision. The Company's effective Federal Tax Rate for the years ended August 31, 1998 and 1997 was 33% and 32%, respectively. Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal differences are in the manner in which depreciation is computed for financial and income tax reporting purposes.

NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of February 28, 1999, no Preferred Stock has been issued.

In July, 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cashless exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of February 28, 1999, 85,375 options had been granted and 17,500 had been exercised.

In May of 1996, the Company received an aggregate of $375,000 in bridge financing in the form of interest-free convertible notes from unaffiliated individuals. Holders of $369,000 of these notes converted into 369,000 shares of Company common stock, and the balance of $6,000 was retired in November of 1996. In conjunction with the issuance of such indebtedness, the Company has issued such investors $.50 Warrants to purchase 375,000 shares of common stock and $5.00 Warrants to purchase up to 375,000 fully paid and non-assessable shares of common stock, par value $.001 per share. These warrants expire May 1999 if not exercised. The shares of common stock underlying the 375,000 $5.00 Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933.

In July of 1998 the Company issued to a consultant of the Company Options to purchase 100,000 fully paid and non-assessable shares of the Company's Common Stock, par value $.001 per share at a price of $1.00 per share. The Options are exercisable during the period commencing July 1999 and expire three years subsequent to the termination of the agreement with the Consultant. The agreement with the Consultant will terminate in July of 1999. The shares of common stock underlying the 100,000 Options were registered for resale on March 19, 1999 under the Securities Act of 1933. As of February 28, 1999, none of the Options had been exercised.

Additionally, the Company has issued the following warrants, which have since been exercised:

      700,000 stock purchase warrants which expire July, 2000. The warrants are to purchase fully paid and non- assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.


Additionally, the Company has issued and outstanding the following warrants which have not yet been exercised as of February 28, 1999:

      1,050,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire May, 1999 if not exercised.

      1,000,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire May, 1999 if not exercised.

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants expire on March 19, 2000.

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants expire on March 19, 2000.

      50,000 stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of February 28, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants expire on March 19, 2000.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of February 28, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      50,000 stock purchases warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of February 28, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of February 28, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of February 28, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

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

      The warrants and options outstanding are segregated into three categories (exercisable, non-exercisable, and non- registered). They are summarized as follows:

                                                                 February 28, 1999
Exercise     Issued February 28,    Exercisable February 28,     Non          Non
Price        1999         1998         1999        1998        Exercised   Registered
          ----------   ----------   ----------   ----------   ----------   ----------
 0.01 .    Exercised    Exercised            0            0            0            0
 0.05 .    1,050,000    1,050,000            0            0    1,050,000    1,050,000
 0.50 .    1,000,000    1,000,000            0            0    1,375,000    1,375,000
 0.50 .      375,000      375,000      375,000      375,000      375,000      375,000
 5.00 .    425,000 *      425,000      425,000      425,000      425,000            0
 4.00 .   5,033,334 *   5,033,334    5,033,334    5,033,334    5,033,334            0
 6.00 .   5,033,334 *   5,033,334    5,033,334    5,033,334    5,033,334            0
 2.00 .    1,050,000    1,050,000    1,050,000    1,050,000    1,050,000            0

 1.00 .      100,000            0      100,000            0      100,000      100,000
 1.50 .      150,000      150,000            0            0      150,000      150,000
 2.00 .      150,000      150,000            0            0      150,000      150,000
 3.00 .      200,000      150,000            0            0      200,000      200,000
 5.00 .      200,000      150,000            0            0      200,000      200,000
 7.00 .      200,000      200,000            0            0      200,000      200,000
 9.00 .      200,000      200,000            0            0      200,000      200,000
11.00 .      200,000      200,000            0            0      200,000      200,000

 2.00 .       50,000       50,000       50,000       50,000       50,000       50,000
 ESOP .      5,000 *        5,000        5,000            0        5,000            0
 ESOP .       80,375       15,875       60,375        9,875       62,875            0
          ----------   ----------   ----------   ----------   ----------   ----------
          15,502,043   15,237,543   12,132,043   11,976,543   15,859,543    4,250,000

An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the six months ended February 28, 1999.

NOTE 6  - RELATED PARTY TRANSACTIONS:

In April 1996, the Company entered into a number of non-cash transactions. Inventories and property in the amounts of $200,000 and $300,000, respectively, were contributed to the Company by the Hou-Tex Trust, Bailey Trust, Futer Family Trust, and John Nagel and recorded at each individuals' respective historical cost. The Company also received inventory, accounts receivable, and furniture and fixtures in the amounts of $96,333, $88,789, $70,000, respectively, in exchange for the assumption of liabilities totaling $255,122. Additionally, the Company issued a note payable to an affiliate in the amount of $155,000 and concurrently issued 4,500,000 shares of common stock for $345,395. For the period ended August 31, 1998, 1,908,000 shares had been issued to the Vonn, Ltd. and Messrs. Clifford and Barton for cash advances of $120,000.

NOTE 7  - SEGMENT INFORMATION:

The Company had gross revenues of $727,087 and 1,063,905 for the three months ended February 28, 1999 and 1998, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                     February 28, 1999       February 28, 1998
Customer                            Amount    Percentage    Amount    Percentage
--------                           --------   ----------   --------   ----------
Company A ......................   $   --           -- %   $267,700         25 %
Company B ......................   $246,192         34 %    208,079         20 %
Company C ......................   $356,534         49 %    170,806         16 %

NOTE 8  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At February 28, 1999 and 1998, the Company had earned approximately a 5.0% and 6.8%, respectively, minority equity interest in Link
II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1998 and 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $28,663 and $71,337, respectively.

Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 9  - RISK FACTORS:

For the three months ended February 28, 1999, and 1998, substantially all of the Company's business activities have remained within the United States. Approximately 87% of the Company's revenues and receivables have been created solely in the state of Texas, and the approximate 13% remainder has been created relatively evenly over the rest of the nation during the three months ended February 28, 1999, whereas approximately 61% of the Company's revenues and receivables have been created solely in the state of Texas 2% have been created in the international market, and the approximate 37% remainder has been created relatively evenly over the rest of the nation for the three months ended February 28, 1998.

Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 49% and 20% of the Company's gross revenues and 96% and 80% of the its accounts receivable for the three months ended February 28, 1999 and 1998, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable.
(See Note 8)

The Company focused its sales and marketing efforts in the wireless infrastructure industry during the three months ended February 28, 1999 and 1998 while continuing to invest in the development of non wireless infrastructure products and services. It is management's belief that the Company faces minimal credit or economic risk due to the growth within the wireless communications market.

NOTE 10  - SHAREHOLDERS' ADVANCES:

Certain officers and an employee advanced the Company $290,000. At February 28, 1999, the advances had been paid-in-full by the Company. At August 31, 1998, the Company owed $24,519. Shareholder advances are non-interest bearing and payable upon demand.

NOTE 11 -  FOREIGN OPERATIONS:

Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 2% at February 28, 1999 and 1998, respectively.

NOTE 12 -  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company leases its primary office space for $7,931 per month under a non-cancelable lease expiring on March 31, 1999. For the periods ending February 28, 1999 and 1998, rental expenses of $23,793 and $23,793, respectively, were incurred. Future obligations under the non-cancelable lease terms for the period ending February 28, 1999 are $7,931.

The Company has entered into an agreement with a public relations consultant whereby the consultant will develop, implement, and maintain an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for these services, the consultant will be paid $5,000 per month under an agreement that will terminate in July of 1999. Additionally, the consultant has received options to purchase 100,000 shares of the Company's common stock for $1.00 per share.

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

A September 1998 lawsuit filed by the Company has been resolved.

NOTE 13 -  EMPLOYEE STOCK OPTION PLAN:

In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of February 28, 1999, 85,375 warrants have been issued to various employees. 17,500 of these outstanding warrants have been exercised as of February 28, 1999.

NOTE 14 -  RETIREMENT PLANS:

During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. As of February 28, 1999, total employee contributions were approximately $92,631 whereas the total amount matched by the employer was approximately $28,634.

NOTE 15 - MAJOR CUSTOMER:

As of February 28, 1999, the Company has a receivable due from Link-Two Communications (Link II) in the amount of $6,286,416. As of February 28, 1999, Link II is continuing to sell equity securities, assets, and services, which are being used to retire this receivable. Link II is currently negotiating with Nikko Co., Ltd. and affiliates to fund twenty million dollars in equity and loans to complete the building out of its nationwide two-way messaging system. This receivable is secured by substantially all assets of Link II including radio frequency licenses which have been valued by outside appraisal firms to be in excess of twenty-million dollars. In August 1998, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risk involved with this receivable is minimal.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to February 28, 1999, the Company entered into an agreement to continue leasing its primary office space for 120% of its base lease rate of $7,931 per month for a period not to extend past September 30, 1999. The Company is currently investigating the lease of alternate office space and anticipates relocating its operations before the September 30, 1999 deadline.

In July of 1998 the Company issued to a Consultant of the Company Options to purchase 100,000 fully paid and non-assessable shares of the Company's Common Stock, par value $.001 per share at a price of $1.00 per share. The Options are exercisable during the period commencing July 1999 and expire three years subsequent to the termination of the agreement with the Consultant. The agreement with the Consultant will terminate in July of 1999. The shares of common stock underlying the 100,000 Options were registered for resale on March 19, 1999 under the Securities Act of 1933.

In January of 1998 the Company issued to a consultant of the Company Options to purchase 500,000 fully paid and non-assessable shares of the Company's Common Stock, par value $0.01 per share at various prices ranging from $1.50 to $3.00 after certain average stock price conditions are met. The Options are exercisable during the period commencing March 1999 and expire either after a period of either one or two years. The shares of common stock underlying the 500,000 Options were registered for resale on March 19, 1999 under the Securities Act of 1933.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended February 28, 1999, the majority of the company's revenues originated from shipments for a two-way messaging system that the Company is installing for Link-Two Communications in the Houston and Dallas metroplexes and from contract research and development services. Other sales during this period were to the Company's broader customer base and were comprised principally of paging infrastructure products. This sale mix is consistent with the pattern of sales realized by the Company during the year ended August 31, 1998, and is expected to continue through 1999. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

The Company is taking steps to diversify its product and service offerings beyond the paging infrastructure market. Examples of new products either in development or in production are wireless utility meters, vehicle tracking systems and wireless backups for residential security monitoring systems. The Company has also invested substantial resources in the development of a multi-media Internet appliance product line. The Company has entered into agreements with two multi-national sales, manufacturing, and distribution corporations for the sale of these non-paging infrastructure products. The initial sales resulting from these agreements are expected to commence in 1999. The Company has also taken steps to expand revenues from consulting and contract research and development services.

The Company's sales for the three months ended February 28, 1999 were $727,087 as compared to the sales for the three months ended February 28, 1998 of $1.1 million. For the three months ended February 28, 1999, net income was $53,597 as compared to $121,421 for the three months ended February 28, 1998. The reduction in sales and net income in the quarter ended February 28, 1999 is attributable to a slow-down in the construction of the Link-Two system and increased investment in the Company's new Internet appliance product line.

Current assets as of February 28, 1999 totaled $8,089,585 as compared to $7,832,094 reported on August 31, 1998. The Company's shareholders' equity as of February 28, 1999 totaled $7,733,449 as compared to $7,516,168 on August 31, 1998. Cash flows invested in operations totaled $937,000, cash flows consumed by investing activities were $22,000 and financing activities provided cash flows of $53,000 during the six months ended February 28, 1999. For the comparable period ended February 28, 1998, cash flows invested in operations totaled $667,000, cash flows used by investing activities were $347,000 and financing activities provided cash flows of $5,000.

A substantial portion of the Company's current assets is concentrated within a receivable due from Link-Two Communications, Inc. The collection of this amount is contingent upon the successful sale of equity by Link-Two and the generation of operating revenues from their two-way messaging system which commenced operations in August 1998, in Houston, Texas. The Company has established a credit committee to assist Link-Two in its securing of financing and ultimate repayment of the receivable due the Company. Additionally, Link-Two's receivable is secured by substantially all assets of Link-Two including radio frequency licenses which management believes to be valued in excess of the amounts due the Company.

The Company requires substantial capital to pursue its operating strategy and maintain its current level of operations. The Company's current level of operations is consuming cash at a rate of $150,000 per month and is expected to continue at this rate through the end of the fiscal year. Though negotiations are underway to obtain short-term working capital financing, the Company has not established a line of credit or other similar financing arrangements with any lenders. There can be no assurance that the Company will be able to obtain funding from any external source on suitable terms, if at all. A decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect the Company's receivable from Link-Two Communications and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. Contingencies that are being evaluated by management include the sale of convertible debentures, liquidation of certain assets, the disposal of certain product lines, and a reduction in expenditures for research and development. As of February 28, 1999, the Company instituted stringent cash management procedures to mitigate the Company's negative cash flow. The Company's primary financing activity will be the exercise of various classes of warrants which should provide the necessary funds to complete near-term projects for the immediate fulfillment of contingent sales contracts. These funds will be applied to currently due payables and on-going operations.

The Company is conducting a review of its computer systems and products to identify those that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the past year, the Company undertook and completed a project to upgrade its accounting and manufacturing information system as part of its Year 2000 self certification project. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company, its products or installed systems.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EAGLE WIRELESS INTERNATIONAL, INC.


Date: April 16, 1999                           By:/s/ H. Dean Cubley
                                                Dr. H. Dean Cubley
                                                President

                                                /s/ Richard R. Royall
                                                Richard R. Royall
                                                Chief Financial Officer