Form 10QSB
period 1999-05-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1999-07-20
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

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

                              101 COURAGEOUS DRIVE
                          LEAGUE CITY, TEXAS 77573-3925
          (Address of principal executive offices, including zip code)

                                 (281) 538-6000
              (Registrant's telephone number, including area code)

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

 AS OF MAY 31, 1999, THERE WERE 12,140,160 SHARES OF COMMON STOCK OUTSTANDING

                      EAGLE WIRELESS INTERNATIONAL, INC.
                                    INDEX


PART 1 - FINANCIAL INFORMATION
                                                                    PAGE

    Item 1. Financial Statements (Unaudited)

            Balance Sheets at May 31, 1999 and August 31, 1998        3

            Statements of Income for the three and nine months
            ended May 31, 1999 and 1998                               4

            Statements of Changes in Shareholders' Equity
            for the nine months ended May 31, 1999 and 1998           5

            Statements of Cash Flows for the nine months ended
            May 31, 1999 and 1998                                     6

            Notes to the financial statements                        7-16

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     16-17

SIGNATURES                                                            17

                      EAGLE WIRELESS INTERNATIONAL, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)


                       ASSETS
                                                                             MAY 31,   AUGUST 31,
                                                                              1999       1998
                                                                           (UNAUDITED) (AUDITED)
CURRENT ASSETS:
      Cash and Cash Equivalents (Note 1) .................................   $   282    $ 1,097
      Accounts Receivable ................................................     6,683      5,392
      Inventories (Note 1) ...............................................     1,483      1,273
      Prepaid Expenses ...................................................        39         70
                                                                             -------     ------

            Total Current Assets .........................................     8,487      7,832

PROPERTY AND EQUIPMENT (NOTE 1):

      Operating Equipment ................................................       930        933
      Less: Accumulated Depreciation .....................................      (308)      (224)
                                                                             -------     ------

            Total Property and Equipment .................................       622        709

OTHER  ASSETS:

      Security Deposits ..................................................        13          9
                                                                             -------     ------

            Total Other Assets ...........................................        13          9

      TOTAL ASSETS .......................................................   $ 9,122    $ 8,550
                                                                             =======    =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable ...................................................   $   242    $   337
      Accrued Expenses ...................................................        86        118
      Shareholders' Advances (Note 10) ...................................      --           24
      Notes Payable (Note 2) .............................................        29         13
      Capital Lease Obligations (Note 3) .................................        15         11
      Deferred Revenues ..................................................        54         56
      Federal Income Taxes Payable (Notes 1 & 4) .........................       464        375
      Franchise Taxes Payable ............................................        55         42
      Sales Taxes Payable ................................................        49         38
      Deferred Taxes (Note 4) ............................................         5          5
                                                                             -------     ------

            Total Current Liabilities ....................................       999      1,019

LONG - TERM LIABILITIES:
      Capital Lease Obligations (net of current maturities) (Note 3) .....         8          9
      Deferred Taxes (Note 4) ............................................         6          6
                                                                             -------     ------

            Total Long - Term Liabilities ................................        14         15

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value, Authorized 5,000,000 shares
            Issued -0- shares ............................................      --         --
      Common Stock - $.001 par value, Authorized 100,000,000 shares
            Issued and Outstanding at May 31, 1999 and
            August 31, 1998, 12,140,160 and 11,670,155 shares respectfully        12         12

      Paid in Capital ....................................................     6,396      5,973

      Retained Earnings ..................................................     1,701      1,531
                                                                             -------     ------
            Total Shareholders' Equity ...................................     8,109      7,516

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 9,122    $ 8,550
                                                                             =======    =======

See accompanying notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                               Three months       Three months       Nine months        Nine months
                                                                  ended              ended             ended               ended
                                                                  May 31,            May 31,           May 31,             May 31,
                                                                   1999               1998              1999                1998
Net sales ...............................................      $        395       $      1,246      $      2,053       $      2,867

Costs of goods sold:
    Materials and supplies ..............................               111                375               455                613
    Direct labor and related costs ......................                84                 61               421                227
    Depreciation and amortization .......................                18                 18                54                 53
    Other manufacturing costs ...........................                43                106               152                315
                                                               ------------       ------------      ------------       ------------

Total costs of goods sold ...............................               256                560             1,082              1,208
                                                               ------------       ------------      ------------       ------------

Gross profit ............................................               139                686               971              1,659
                                                               ------------       ------------      ------------       ------------

Operating expenses
    Selling, general and administrative:
        Salaries and related costs ......................                90                173               338                563
        Advertising and promotion .......................                 1                 58                96                173
        Depreciation and amortization ...................                16                 15                42                 27
        Other support costs .............................               194                227               520                508
        Research and Development ........................                42                115               312                273
                                                               ------------       ------------      ------------       ------------

        Total operating expenses ........................               343                588             1,308              1,544
                                                               ------------       ------------      ------------       ------------


Income from operations ..................................              (204)                98              (337)               115

Other income
    Interest income (net) ...............................               209                105               573                298
    Gain/Loss on affiliate investments ..................                13               --                  13                (10)
                                                               ------------       ------------      ------------       ------------

        Total other income ..............................               222                105               586                288
                                                               ------------       ------------      ------------       ------------

Income before income taxes ..............................                18                203               249                403

Provisions for income taxes .............................                 4                 80                85                160
                                                               ------------       ------------      ------------       ------------

Net income ..............................................      $         14       $        123      $        164       $        243
                                                               ============       ============      ============       ============

Net earnings per common share:
Basic ...................................................      $      0.002       $      0.011      $      0.014       $      0.021
Diluted .................................................      $      0.001       $      0.005      $      0.007       $      0.009
                                                               ============       ============      ============       ============


Weighted average basic common shares outstanding ........        11,929,698         11,605,334        11,762,236         11,573,667


Weighted average diluted common shares outstanding ......        26,522,241         25,972,002        26,354,779         25,940,335


See accompanying notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                                                     Additional        Total
August 31, 1997                                   Common         Preferred         Paid In           Retained       Shareholders'
To May 31, 1999                                   Stock            Stock           Capital           Earnings          Equity
-------------------------------------------     ----------      -----------       ---------        -------------   ---------------
Total As of August 31, 1997 ...............      $    12          $  --            $ 5,820           $   760          $ 6,592

Net Earnings 1998 .........................                                                              771              771
New Stock Issued to Shareholders
      J. Hamilton (Nov. 1997) .............         --               --                 60                 0               60
      D. Walker (Nov. 1997) ...............         --               --                 82                 0               82
      D. Walker (Aug. 1998) ...............         --               --                 96                 0               96
Syndication Costs .........................         --               --                (85)                0              (85)
                                                 -------          -------          -------           -------          -------
Total As Of August 31, 1998 ...............           12             --              5,973             1,531            7,516

Net Earnings For The Nine Months
      Beginning September 1, 1998 .........         --               --                                    6                 6
      to May 31, 1999 .....................                                                              164              164
New Stock Issued to Shareholders
      D. Walker (Feb. 1999) ...............         --               --                 68              --                 68
      ESOP Stock Options Exercised ........         --               --               --                --               --
      OTC Financial (April 1999) ..........         --               --                193              --                193
      R. Sanderman (April 1999) ...........         --               --               12.5              --               12.5
      R. Mount (April 1999) ...............         --               --               12.5              --               12.5
      C. Sulak (April 1999) ...............         --               --                  6              --                  6
      R. Kolb (April 1999) ................         --               --               12.5              --               12.5
      J. Nicksa (April 1999) ..............         --               --               12.5              --               12.5
      G. Fulgestke (April 1999) ...........         --               --                  3              --                  3
      G. Hart (May 1999) ..................         --               --               12.5              --               12.5
      S. Topp (May 1999) ..................         --               --                  3              --                  3
      D. Francis (May 1999) ...............         --               --                  6              --                  6
      H. Siwecki (May 1999) ...............         --               --               12.5              --               12.5
      C. Zaremba  (May 1999) ..............         --               --                 69              --                 69
                                                 -------          -------          -------           -------          -------
Total As Of May 31, 1999 ..................      $    12          $  --            $ 6,396           $ 1,701          $ 8,109
                                                 =======          =======          =======           =======          =======


See accompanying notes to the financial statements.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                  MAY 31,             MAY 31,
                                                                                   1999                1998
                                                                                (UNAUDITED)         (UNAUDITED)
Cash Flows From Operating Activities
      Net Earnings ....................................................           $   164            $   243

      Adjustments To Reconcile Net Earnings To Net Cash
            Used By Operating Activities:
            (Loss) / Gain on Sale of Asset ............................                13                 (3)
            Depreciation  and  Amortization ...........................                84                 80
            (Increase) / Decrease in Accounts Receivable ..............            (1,291)            (1,433)
            (Increase) / Decrease in Inventories ......................              (210)               (67)
            (Increase) / Decrease in Prepaid  Expenses ................                31                (10)
            Increase / (Decrease) in Accounts  Payable and Accrued Exp               (127)                 2
            Increase / (Decrease) in Deferred Taxes ...................              --                 --
            Increase / (Decrease) in Deferred  Revenues ...............                (2)               (46)
            Increase / (Decrease) in Sales  Tax  Payable ..............                11               --
            Increase / (Decrease) in Fed  Inc Taxes  Payable ..........                89                  6
            Increase / (Decrease) in Franchise Taxes  Payable .........                13               --
                                                                                  -------            -------

            Total Adjustments .........................................            (1,389)            (1,471)
                                                                                  -------            -------

      Net Cash Used By Operating Activities ...........................            (1,225)            (1,228)

Cash Flows From Investing Activities
      Purchase of Property and Equipment ..............................                (3)              (322)
      (Increase) / Decrease in Other Assets ...........................                (4)               (10)
                                                                                  -------            -------

Net Cash Used By Investing Activities .................................                (7)              (332)
                                                                                  -------            -------

Cash Flows From Financing Activities
      Increase / (Decrease) in Notes Payable and Capital Leases .......                18                (26)
      Increase / (Decrease) in Shareholders' Advances .................               (24)              --
      Increase / (Decrease) in Syndication Costs ......................                                  (57)
      Proceeds From Sale of Common Stock, Net .........................               423                 79
                                                                                  -------            -------

Net Cash Provided / (Used) By Financing Activities ....................               417                 (4)
                                                                                  -------            -------

Net Decrease in Cash ..................................................              (815)            (1,564)

Cash at the Beginning of the Year .....................................             1,097              2,895
                                                                                  -------            -------

Cash at the End of the Year ...........................................           $   282            $ 1,331
                                                                                  =======            =======

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

A)    Cash and Cash Equivalents

The Company has $165,594 and $1,088,555 invested in interest bearing accounts at May 31, 1999 and August 31, 1998, respectively.

B)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                              YEARS
                                            --------
            Machinery and equipment             7
            Furniture and Fixtures              7

Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)    Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:


                               May 31, 1999     August 31, 1998

         Raw Materials        $     725,189     $      719,157
         Work in Process            757,839            554,124
         Finished Goods               - 0 -                -0-
                              -------------     --------------
                              $   1,483,027     $    1,273,281
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

E)    Research and Development Costs

The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $312,269 and $273,219 were expensed for the nine months ended May 31, 1999 and 1998, respectively. Contract revenues earned for the periods ended May 31, 1999 and 1998 were approximately $690,000 and $460,000, respectively.

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

                                                    MAY 31, 1999   MAY 31, 1998
                                                    ------------   ------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents               11,929,698     11,605,334
      Fully Dilutive Common Stock Equivalents        26,522,241     25,972,002


H)    Warrants for Funding Activities

To date, the Company has issued the following warrants for funding activities:
5,033,334 Class A; 5,033,334 Class B; 1,050,000 Class C; 1,050,000 $.05;
1,375,000 $.50; 425,000 $5.00; 150,000 $1.50; 150,000 $2.00; 200,000 $3.00;
200,000 $5.00; 200,000 $7.00; 200,000 $9.00; 200,000 $11.00; and 50,000 $2.00.

I)    Advertising and Promotion

All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the nine month periods ended May 31, 1999 and 1998, the Company had expensed $96,498 and $172,431, respectively.

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

K)    Reclassification

The Company has reclassified certain costs and expenses for the nine months ended May 31, 1998 to facilitate comparison to the nine months ended May 31, 1999.

NOTE 2 - NOTES PAYABLE:

                                                                       MAY 31, 1999         AUGUST 31, 1998
                                                                      --------------       -----------------
            Unsecured note to insurance
            company bearing interest at 15%,
            due $1,795 monthly until November 1999                      $ 10,773                 $ 12,731

            Unsecured note to insurance
            company, non-interest bearing,
            due $2,457 quarterly until February 2000                    $  7,370                 $   --

            Unsecured note to insurance
            company, non-interest bearing,
            due $1,031 monthly until February 2000                      $  8,248                     --

            Unsecured note to insurance
            company, non-interest bearing,
            due $373 monthly until November 1999                        $  2,243                     --

                                                                        --------                 --------

                        Total                                             28,634                   12,731
                        Less Current Portion of
                           Long - Term Debt                               28,634                   12,731
                                                                        --------                 --------
                        Total Long - Term Debt                          $ - 0 -                  $ - 0 -
                                                                        ========                 ========

NOTE 3 - CAPITAL LEASE OBLIGATIONS:

                                                                       MAY 31, 1999         AUGUST 31, 1998
                                                                      --------------       -----------------
            Equipment lease with Associates
            Capital bearing interest at 7%,
            payable in monthly installments
            of $1,177; due September 1998.                              $   --                    $  2,272

            Equipment lease with IKON Office
            Solutions bearing interest at 18%
            payable in monthly installments of
            $105; due March 2000.                                       $    969                  $  1,746

            Software lease with Manifest Group
            bearing interest at 11%, payable
            in monthly installments of $751; due
            August 2000.                                                $ 10,466                  $ 15,728

            Equipment lease with IKON Office
            Solutions bearing interest at 9%,
            payable in monthly installments of $445; due
            September 2001.                                             $ 10,819                  $  --
                                                                        --------                  --------

                    Total Obligations                                     22,254                    19,746
                    Less Current Portion of
                         Lease Obligations                                14,787                    11,125
                                                                        --------                  --------
                    Total Long - Term Capital
                         Lease Obligations                              $  7,467                  $  8,621
                                                                        ========                  ========

The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 27,485 and $ 45,000 at May 31, 1999 and August 31, 1998, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at May 31, 1999 and August 31, 1998 are as follows:



                                                 MAY 31, 1999    AUGUST 31, 1998
                                                 ------------    ---------------

  Total minimum lease payments                   $   23,885         $  22,319
  Less: Amount representing interest                  1,631             2,573
                                                 ----------         ---------
  Present value of net minimum
      lease payments                             $   22,254         $  19,746

  Future obligations under the lease terms are:

     Period Ending
     May 31, 1999                                  Amount

     1999                                        $    3,012
     2000                                            15,088
     2001                                             5,340
     2002                                               445
                                                 ----------
     Total                                       $   23,885


NOTE 4 - INCOME TAXES:

As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision. The Company's effective Federal Tax Rate for the nine months ended May 31, 1999 and for the year ended August 31, 1998 was 34% and 33%, respectively. Deferred income taxes are provided for differences between financial statement and income tax reporting. Principal differences are in the manner in which depreciation is computed for financial and income tax reporting purposes.

NOTE 5 -  PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

In July, 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $.001. As of May 31, 1999, no Preferred Stock has been issued.

In July, 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cashless exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of May 31, 1999, 93,875 options had been granted and 17,500 has been exercised.

In May of 1996, the Company received an aggregate of $375,000 in bridge financing in the form of interest-free convertible notes from unaffiliated individuals. Holders of $369,000 of these notes converted into 369,000 shares of Company common stock, and the balance of $6,000 was retired in November of 1996. In conjunction with the issuance of such indebtedness, the Company has issued such investors $.50 Warrants to purchase 375,000 shares of common stock and $5.00 Warrants to purchase up to 375,000 fully paid and non-assessable shares of common stock, par value $.001 per share. As of May 1999, 325,000 of the $ .50 Warrants had been exercised to purchase 325,000 shares of common stock. The remaining 50,000 $.50 Warrants expired. As of May 1999, all of the 375.000 $5.00 Warrants expired.

In July of 1998 the Company issued to a consultant of the Company Options to purchase 100,000 fully paid and non-assessable shares of the Company's Common Stock, par value $.001 per share at a price of $1.00 per share. The Options are exercisable during the period commencing July 1999 and expire three years subsequent to the termination of the agreement with the Consultant. The agreement with the Consultant will terminate in July of 1999. The shares of common stock underlying the 100,000 Options were registered for resale on March 19, 1999 under the Securities Act of 1933. As of April 1999, all of these Options had been exercised..

Additionally, the Company has issued the following warrants, which have since been exercised:

      700,000 stock purchase warrants which expire July, 2000. The warrants are to purchase fully paid and non- assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.


Additionally, the Company has issued and outstanding the following warrants which have not yet been exercised as of May 31, 1999:

      1,050,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants have been amended to raise the exercise price to $.75 and will expire July 1999.

      1,000,000 stock purchase warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants have been amended to raise the exercise price to $.75 and will expire July 1999

      150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants expire on March 19, 2000.

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

      50,000 stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of May 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

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

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of May 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      50,000 stock purchases warrants which expire May, 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. These warrants have all expired as of May 1999.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of May 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of May 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

      200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of May 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

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

      The warrants and options outstanding are segregated into three categories (exercisable, non-exercisable, and non- registered).
They are summarized as follows:



                                                                                                           May 31, 1999
 Exercise                  Issued as of May 31,                Exercisable as of May 31,             Non              Non
 Price                1999                 1998                 1999                 1998            Exercised        Registered
 --------           ---------            ---------            ---------           ----------         ---------        ----------
    0.01            Exercised            Exercised                    0                    0                 0                 0
    0.05            1,050,000            1,050,000            1,050,000                    0         1,050,000         1,050,000
    0.50            1,000,000            1,000,000            1,000,000                    0         1,000,000         1,000,000
    0.50            Exercised              375,000                    0              375,000                 0                 0
    5.00            Exercised              425,000                    0              425,000                 0                 0
    4.00            5,033,334   *        5,033,334            5,033,334            5,033,334         5,033,334                 0
    6.00            5,033,334   *        5,033,334            5,033,334            5,033,334         5,033,334                 0
    2.00            1,050,000            1,050,000            1,050,000            1,050,000         1,050,000                 0

    1.00            Exercised                   0                     0                   0                  0                 0
    1.50              150,000             150,000                     0                   0            150,000                 0
    2.00              150,000             150,000                     0                   0            150,000                 0
    3.00              200,000             150,000                     0                   0            200,000                 0
    5.00              200,000             150,000                     0                   0            200,000           200,000
    7.00              200,000             200,000                     0                   0            200,000           200,000
    9.00              200,000             200,000                     0                   0            200,000           200,000
   11.00              200,000             200,000                     0                   0            200,000           200,000


    2.00               50,000              50,000                50,000              50,000             50,000            50,000
    ESOP                5,000   *           5,000                 5,000                                  5,000                 0
    ESOP               88,375              15,875                62,875               9,875             70,875                 0
                -------------        ------------         -------------        ------------      -------------      ------------
                   14,610,043          15,237,543            13,284,543          11,976,543         14,592,543         2,900,000


An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the nine months ended May 31, 1999.

NOTE 6  - RELATED PARTY TRANSACTIONS:

For the period ended August 31, 1998, 1,908,000 shares had been issued to the Vonn, Ltd. and Messrs. Clifford and Barton for cash advances of $120,000.

NOTE 7  - SEGMENT INFORMATION:

The Company had gross revenues of $395,045 and $2,866,860 for the three months ended May 31, 1999 and 1998, respectively. The following parties individually represent a greater than ten percent of these revenues.


                         May 31, 1999                      May 31, 1998
Customer            Amount          Percentage        Amount       Percentage
--------         ----------         ----------      ----------     -----------
Company A        $       --             --%         $  741,807         60%
Company B        $  213,075             54%            225,233         18%
Company C        $   69,900             18%            162,205         13%

NOTE 8  - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:


The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At May 31, 1999 and 1998, the Company had earned approximately a 5.0% and 7.0%, respectively, minority equity interest in Link
II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1998 and 1997, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $28,663 and $71,337, respectively.

Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman and chief executive officer of Link II and Dr. Cubley is a director of Link II.

NOTE 9  - RISK FACTORS:

For the nine months ended May 31, 1999, and 1998, substantially all of the Company's business activities have remained within the United States. Approximately 75% of the Company's revenues and receivables have been created solely in the state of Texas, and the approximate 25% remainder has been created relatively evenly over the rest of the nation during the three months ended May 31, 1999, whereas approximately 90% of the Company's revenues and receivables have been created solely in the state of Texas, and the approximate 10% remainder has been created relatively evenly over the rest of the nation for the nine months ended May 31, 1998.

Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 18% and 13% of the Company's gross revenues and 98% and 79% of its accounts receivable for the three months ended May 31, 1999 and 1998, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable. In addition, because of the size of this receiveable Link II has provided Eagle Wireless with a UCC on all of its assets including all its wireless license holdings.

The Company focused its sales and marketing efforts in the wireless infrastructure industry during the nine months ended May 31, 1999, while continuing to invest in R&D for the development of non wireless infrastructure products and services. In particular, the company has focused a large part of its efforts on the development of a new internet interface family of products known as the Set-Top-Box. Management believes that this new product introduction will contribute heavily to the company revenue starting with the first quarter of 2000. It is management's belief that the Company faces minimal credit or economic risk due to the growth within the wireless communications market.

NOTE 10  - SHAREHOLDERS' ADVANCES:

Certain officers and an employee advanced the Company $290,000. At May 31, 1999, the advances had been paid-in-full by the Company. At August 31, 1998, the Company owed $24,519. Shareholder advances are non-interest bearing and payable upon demand.

NOTE 11 -  FOREIGN OPERATIONS:

Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 2% at May 31, 1999 and 1998, respectively. This drop in international sales is attributed mostly to the refocus of Eagle's marketing efforts as well as the Asian financial crisis.

NOTE 12 -  COMMITMENTS AND CONTINGENT LIABILITIES:

The Company has been leasing its primary office space for $7,931 per month under a non-cancelable lease that expired March 31, 1999. For the periods ending May 31, 1999 and 1998, rental expenses of $74,272 and $63,448 respectively, were incurred. There are no future obligations under the non-cancelable lease terms for the period ending May 31, 1999. Subsequent to May 31, 1999, the company entered into a new lease for its operating facility. The future minimum rents under this non-cancelable lease are:


Period Ending
August 31,                   AMOUNT
                          ----------
1999                      $   52,566
2000                         210,264
2001                         140,176
                          ----------
                          $  403,000
                          ==========


NOTE 12 -  COMMITMENTS AND CONTINGENT LIABILITIES: (CONTINUED)

The Company has entered into an agreement with a public relations consultant whereby the consultant will develop, implement, and maintain an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for these services, the consultant will be paid $5,000 per month under an agreement that will terminate in July of 1999. Additionally, the consultant has received options to purchase 100,000 shares of the Company's common stock for $1.00 per share. These options were exercised in March 1999.

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

NOTE 13 -  EMPLOYEE STOCK OPTION PLAN:

In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of May 31, 1999, 88,875 warrants have been issued to various employees. 17,500 of these outstanding warrants have been exercised as of May 31, 1999.

NOTE 14 -  RETIREMENT PLANS:

During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. As of May 31, 1999, total employee contributions were approximately $123,189 whereas the total amount matched by the employer was approximately $38,636.

NOTE 15 - MAJOR CUSTOMER:


As of May 31, 1999, the Company has a receivable due from Link-Two Communications (Link II) in the amount of $6,560,285. As of May 31, 1999, Link II is continuing to sell equity securities, assets, and services, which are being used to retire this receivable. Link II is currently negotiating various investors to fund twenty million dollars in equity and loans to complete the building out of its nationwide two-way messaging system. This receivable is secured by substantially all assets of Link II including radio frequency licenses which have been valued by outside appraisal firms to be in excess of twenty-million dollars. Recently, Link II has entered into a letter of intent to be acquired by a public company, Clearworks Net, Inc. [CLWK]. Although, the definite terms of this agreement are not public it will require Eagle Wireless to be fully paid for its receivable in the form of a combination of cash and stock. In addition, Eagle would remain the exclusive provider of all of the wireless infrastructure equipment for the new company. In August 1998, Link II commenced operations of its nationwide two-way messaging system.

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to May 31, 1999, the Company entered into an agreement to continue leasing its primary office space for 120% of its base lease rate of $7,931 per month for a period not to extend past September 30, 1999. The Company has subsequently leased alternate office space and has relocated its operations as of July 1, 1999.

In July of 1998 the Company issued to a Consultant of the Company Options to purchase 100,000 fully paid and non-assessable shares of the Company's Common Stock, par value $.001 per share at a price of $1.00 per share. The Options are exercisable during the period commencing July 1999 and expire three years subsequent to the termination of the agreement with the Consultant. The agreement with the Consultant will terminate in July of 1999. The shares of common stock underlying the 100,000 Options were registered for resale on March 19, 1999 under the Securities Act of 1933. The consultant exercised all of these options in March 1999.

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


Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended May 31, 1999, the majority of the company's revenues originated from shipments for a two-way messaging system that the Company is installing for Link-Two Communications in the Houston and Dallas metroplexes and from contract research and development services. Other sales during this period were to the Company's broader customer base and were comprised principally of paging infrastructure products. This sale mix is consistent with the pattern of sales realized by the Company during the year ended August 31, 1998, and is expected to continue through 1999. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

The Company is taking steps to diversify its product and service offerings beyond the paging infrastructure market. Examples of new products either in development or in production are wireless utility meters, vehicle tracking systems and wireless backups for residential security monitoring systems. The Company has also invested substantial resources in the development of a multi-media Internet appliance product line known as a Set-Top-Box. The Company has entered into agreements with two multi-national sales, manufacturing, and distribution corporations for the sale of these non-paging infrastructure products. The initial sales resulting from these agreements are expected to commence late in 1999. The Company has also taken steps to expand revenues from consulting and contract research and development services.

The Company's sales for the three months ended May 31, 1999 were $395,045 as compared to the sales for the three months ended May 31, 1998 of $1.3 million. For the three months ended May 31, 1999, net income was $13,912 as compared to $203,000 for the three months ended May 31, 1998. The reduction in sales and net income in the quarter ended May 31, 1999 is attributable to a slow-down in the construction of the Link-Two system and increased investment in the Company's new Set-Top-Box product line. While the reduction in sales volume is not desired it is managements belief that it is necessary to prepare the company for the new era of wireless consumer products and multimedia internet related products.

Current assets as of May 31, 1999 totaled $8,486,870 as compared to $7,832,094 reported on August 31, 1998. The Company's shareholders' equity as of May 31, 1999 totaled $8,108,911 as compared to $7,516,168 on August 31, 1998. Cash flows invested in operations totaled $1,225,000 cash flows consumed by investing activities were $7,000 and financing activities provided cash flows of $417,000 during the nine months ended May 31, 1999. For the comparable period ended May 31, 1998, cash flows invested in operations totaled $1,228,000 cash flows used by investing activities were $332,000 and financing activities used cash flows of $4,000.

A substantial portion of the Company's current assets is concentrated within a receivable due from Link-Two Communications, Inc. The collection of this amount is contingent upon the successful sale of equity by Link-Two and the generation of operating revenues from their two-way messaging system which commenced operations in August 1998, in Houston, Texas. The Company has established a credit committee to assist Link-Two in its securing of financing and ultimate repayment of the receivable due the Company. Additionally, Link-Two's receivable is secured by substantially all assets of Link-Two including radio frequency licenses which management believes to be valued in excess of the amounts due the Company. As of May 31, 1999, Link II had entered into a letter of intent to be acquired by a public company, Clearworks Net, Inc. [CLWK]. The terms of the sale require the total Eagle receivable to be paid at closing.

The Company requires substantial capital to pursue its operating strategy and maintain its current level of operations. The Company's current level of operations is consuming cash at a rate of $150,000 per month and is expected to continue at this rate through the end of the fiscal year. Though negotiations are underway to obtain short-term working capital financing, the Company has not established a line of credit or other similar financing arrangements with any lenders. There can be no assurance that the Company will be able to obtain funding from any external source on suitable terms, if at all. A decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect the Company's receivable from Link-Two Communications and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. Contingencies that are being evaluated by management include the sale of convertible debentures, liquidation of certain assets, the disposal of certain product lines, and a reduction in expenditures for research and development. As of May 31, 1999, the Company instituted stringent cash management procedures to mitigate the Company's negative cash flow. The Company's primary financing activity will be the exercise of various classes of warrants which should provide the necessary funds to complete near-term projects for the immediate fulfillment of contingent sales contracts. These funds will be applied to currently due payables and on-going operations. Currently the company is completing negotiations regarding a term loan to provide additional working capital during this product development period.

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


                          EAGLE WIRELESS INTERNATIONAL, INC.


Date: July 20, 1999                    By: /s/ DR. H. DEAN CUBLEY
                                               ------------------
                                               Dr. H. Dean Cubley
                                               President


                                           /s/ RICHARD R. ROYALL
                                               -----------------
                                               Richard R. Royall
                                               Chief Financial Officer