Form 10KSB
period 1999-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 1999-12-15
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

                                 281-538-6000
             (Registrant's Telephone Number, Including Area Code)


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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   ISSUER HAD $2,217,275 REVENUES FOR THE 12 MONTHS ENDED AUGUST 31, 1999.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on December 2, 1998 was $19,141,362. As of December 14, 1999 registrant had 13,479,833 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

ITEMS                                                                PAGE

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS...................................1

ITEM 2.     DESCRIPTION OF PROPERTIES.................................7

ITEM 3.     LEGAL PROCEEDINGS.........................................7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......7



                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.......................................8

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS......................8

ITEM 7.     FINANCIAL STATEMENTS......................................9

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................9


                                    PART III


ITEM 9.     EXHIBITS AND REPORTS ON FORM 8-K..........................9

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      Eagle Wireless International, Inc. (the "Company" or "Eagle") is a worldwide supplier and manufacturer of wireless communications equipment and software for paging, wireless messaging, remote data acquisition and specialized mobile radio markets. The Company designs, manufactures, markets and services these products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems. The Company has a broad line of products covering the paging spectrum as well as specific personal communication systems ("PCS") and specialized mobile radio ("SMR") products, and products that have been tested and approved by the Federal Communications Commission ("FCC"). Eagle provides service and support for its products. The Company also performs consulting and research and development on a contract basis. In addition, the company has recently introduced a completely new line of multimedia and Internet products including a family of Convergence Set-Top-Box products and markets these products under the name of BroadbandMagic.com. BroadbandMagic.com is a wholly owned subsidiary of Eagle Wireless International, Inc.

      The Company was incorporated in May 1993, but did not conduct any substantive business operations until April 1996. In August 1997, the Company amended its articles of incorporation and changed its name to its current name. Unless otherwise indicated, all information in this Form 10-KSB has been adjusted to reflect the amended articles of incorporation. The Company's principal place of business is located at 101 Courageous Drive, League City, Texas 77573 and its telephone number is (281) 538-6000.

PRODUCT CATEGORIES
      WIRELESS MESSAGING PRODUCTS

      For the fiscal years ended August 31, 1997, 1998, and 1999 infrastructure equipment, which includes License Starter, transmitters, base stations, power amplifiers, link products, multi-terminal arbitrator, Extend-a-Page, Hot Switch Panel, and consulting services accounted for substantially all of the Company's net sales.

      Paging is a method of wireless telecommunication, which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider who incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a paging frequency within either a local, regional, or national geographical area. Each paging subscriber is assigned a distinct telephone number, which a caller dials to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber). Telephone calls by the subscriber are received by a paging switch. A network of transmitters, that broadcast a signal over a specific geographical area, then receives the information from the paging switch through the controller and a radio signal is sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the pager to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message.

      A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location, and has an advantage over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage, and is less expensive to use. Historically, the principal disadvantage of traditional paging service in comparison to landline telephones or cellular portable telephones has been that paging provided only one-way communication capability.

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

      The NPCS radio frequencies or spectrum are located at three separate points within the total radio spectrum, at 902-928 MHz, 930-931 MHz and 940-941 MHz. Initially, the radio frequencies located at 930-931 MHz and 940-941 MHz have been designated for outbound message transmission (to the pager) and the 902-928 MHz have been designated response channels (from the pager). This application is similar to traditional paging except that these license holders have been granted wider frequency bandwidth permitting the user to transmit substantially more information. In addition, Eagle manufactures other paging infrastructure products that cater to the VHF and UHF paging frequencies in the United States and other areas of the world as well as supporting most international paging brands.

      The NPCS nationwide licenses cover all fifty states, the District of Columbia, American Samoa, Guam, the Northern Marinas Islands, Puerto Rico and the United States Virgin Islands. These licenses are divided into 50 kHz paired and unpaired channel categories. Paired channels permit both outbound and inbound signals while unpaired channels are limited to only outbound signals.

      The FCC has imposed infrastructure construction or buildout requirements on all NPCS license holders. Each NPCS license holder must establish minimum service availability for at least 37.5% of the population in its geographic region within five years after receiving the license. After ten years, each NPCS license holder must make the service available to at least 75% of the area's population. If a NPCS license holder fails to achieve these build-out requirements, it risks cancellation by the FCC of its NPCS license and a forfeiture of any auction monies paid.

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

      The Company's range of receivers detects the responses back from the two-way NPCS subscriber devices. The receivers take advantage of DSP demodulation techniques that maximize receiver performance. Depending upon frequency, antenna height, topography and power, Eagle transmitter systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells, which vary from 3 to 15 miles in diameter. Eagle transmitters are designed specifically for the high performance and reliability required for high-speed simulcast networks.

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

      LINK PRODUCTS

      Radio frequency and wireline communication links are needed to connect multiple transmitters within a paging network. Eagle provides both Link equipment (the Link 20TX, 20RX, 20GX and 20PX) and the Link 20 software to facilitate this interconnection. Major competitors have licensed the Eagle Link 20 software and have incorporated it as an industry standard into their radio-paging terminals. Customers may also purchase the same software directly from Eagle as part of an Eagle system at a lesser cost. Management believes that its software allows the user to mix and match the products of different vendors on a common radio-paging system.

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

      TWO-WAY MESSAGING DEVICES

      The Company is a licensed distributor of spread-spectrum wireless messaging receivers that, when used in conjunction with the Company's one-way paging transmitters, provides a two-way messaging system for both consumer and industrial applications. In addition to the receivers, the Company currently sells and distributes a wireless water meter, a wireless power meter, a wireless gas meter, a wireless home security alarm, a wireless vehicle tracking system and a multi-purpose wireless module that can be combined with a wide variety of switch-type applications.

      CONSULTING SERVICES
      The Company routinely provides consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include the design and installation of radio paging systems. The Company also performs research and development on a contract basis.

NEW BROADBAND MULTIMEDIA AND INTERNET PRODUCTS

      The Company has developed a complete new line of broadband multimedia Set-Top-Box products during 1999 and is beginning to market these products under the name of BroadbandMagic.com. BroadbandMagic.com is a wholly owned subsidiary of Eagle Wireless International, Inc. These new products are multimedia-based products that provide a user with the ability to interface their Internet connection, their broadcast video source, their cable or DSL source, or their satellite video source directly to their television receiver. Eagle is marketing the new multimedia and Internet products as Convergence Set-Top-Boxes or CSTB products. One version of the CSTB includes a DVD player and full high performance computer functionality as well as all of the other CSTB capabilities. The marketing plan of Eagle through BroadbandMagic.com is to initially focus on the large internet service providers or ISP's who typically bundle Set-Top-Boxes with their service as their own marketing strategy. In addition, the CSTB will be marketed to large retail distributors, through the company representative network, to large OEM clients, as well as through a new BroadbandMagic.com e-commerce web site and other e-commerce sites.

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

      The Company's largest customer, Link II accounted for approximately 43% of the Company's sales for the fiscal year ended August 31, 1999. Link II is a common carrier of exclusively wholesale one-way paging and two-way messaging network services. Its customers purchase paging network services as an aggregator and resell Link II's network services to individual subscribers and other communications providers. Link II has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link II has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. Link II is currently operational in Houston and Dallas, Texas.

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

      The Company currently has non-exclusive arrangements with 8 of such distributors and agents to service selected regions within the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis and the Company has one exclusive arrangement with a distributor to service Australia. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis. The Company has an agreement with Motorola whereby certain products offered by the Company are resold by Motorola under the Eagle name. In addition, the company has been granted the status of a Value Added Reseller or VAR by Lucent Technologies for all of Lucent's wireless networking and Internet product lines. The company has recently developed a manufacturers representative for the new multimedia and Internet product lines. Currently this program consists of fourteen manufacturers representatives on a worldwide basis.

      The Company maintains and Internet website at http://www.eglw.com where information can be found on the Company's products and services. The website provides customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative.

INTERNATIONAL BUSINESS RISK

      In 1997, 1998, and 1999 the Company generated net sales in markets outside of the United States, which amounted to 6.5%, 1.3%, and .5% of total Company net sales for the fiscal years ended August 31, 1997, 1998, and 1999 respectively. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.

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

      The company has focused a large portion of its new development resources during 1999 on the development of the new broadband multimedia and Internet product line. In addition the company has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the CSTB product line. By the end of 1999 the company had completed approximately one half of the total CSTB product family and was already actively selling these products. Company plans call for the full CSTB line to be completed in the year 2000 although continued upgrades, enhancements, and feature additions will be a continuing R&D requirement of the company.

The Company also has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, radio frequency and data network design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by the Company for the fiscal years ended August 31, 1998, August 31, 1997, and August 31, 1999 were $236,869, $333,200, and $438,693, respectively.

MANUFACTURING

      Eagle currently manufactures its wireless products at the Company facilities in Houston, Texas. Subcontractors at various locations throughout the world manufacture certain subassemblies for Eagle. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in the Company's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, the Company purchases sufficient quantities of certain components, which have long-lead requirements in the world market. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer. The company has determined that the most cost effective manufacturing method for its high volume multimedia and internet product line will be to utilize offshore contract production facilities supplemented with high volume U.S. based contract facilities. The high volume requirements of the CSTB product line are well beyond the capabilities of the current company facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, the company has selected SCI an U.S. owned company with manufacturing facilities in over twenty countries around the world. The initial manufacturing location for the CSTB is the SCI facility in Singapore.

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

The company competes with many established companies in the Set-Top-Box business including Microsoft, Scientific Atlanta, General Instrument, and many smaller companies. Most of these companies have greater resources available than does the company. The markets that are currently developing for multimedia and other Internet related products are extremely large and growing daily. The company has conducted extensive study of these markets and is of the belief based on this research that it can effectively compete in these markets with its new CSTB product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that the company can gain significant market share in the future.

PROPRIETARY INFORMATION

      The Company attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, technical measures, and common law remedies with respect to certain proprietary technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology. There can be no assurance that the Company could successfully develop alternative technology on commercially reasonable terms. More recently the company has registered and trademarked the name of BroadbandMagic.com for its new wholly owned subsidiary. This name is thought by the company to be a very valuable addition to the intellectual property rights of the company.

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

      At December 14, 1999, the Company employed approximately 40 persons and retained 3 independent contractors. The Company believes its employee relations to be good. The Company enters into independent contractual relationships with various individuals, from time to time, as needed.

RECENT DEVELOPMENTS
                In November 1999 Eagle Wireless International entered into a contract with TESSCO a worldwide distributor of products and services for the telecommunications industry. Terms of the agreement call for TESSCO to stock and distribute the vast majority of all of Eagle's product line. The distribution channels of TESSCO include multiple product catalogues per year as well as a significant online presence. This agreement is nonexclusive on the part of both parties and does not prevent Eagle from marketing these same products through its other sales channels.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's headquarters are located in League City, Texas and include approximately 23,000 square feet of leased office and production space. The lease is at market rates and expires in 2001. Discussions are being held to extend this lease. The Company insures its facilities in an amount it believes is adequate and customary in the industry. The Company believes that its existing facilities are adequate to meet its current requirements but anticipates the need for additional space within the two years. The Company believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate such growth of its operations through the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

               In September 1999 the Company filed suit against its former landlord in an attempt to recover deposits, and collect damages in connection with a dispute regarding its former rental space. The total amount of this suit is under $30,000 and is anticipated to be settled in the fiscal year 2000.

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

FISCAL YEAR ENDED AUGUST 31, 1999                LOW               HIGH
1st Quarter                                     $1.09             $2.00
2nd Quarter                                     $1.53             $3.06
3rd Quarter                                     $1.66             $2.81
4th Quarter                                     $1.03             $2.75

      On December 13, 1999, the last sales price of the Company's Common Stock as reported by the OTC Electronic Bulletin Board was $ 1.31. The Company believes that as of December 13, 1999, there were over 240 record owners of its Common Stock. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the year ended August 31, 1999, the majority of the Company's revenues originated from shipments for a two-way messaging system that the Company is installing for Link-Two Communications in the Houston and Dallas metroplex and from contract research and development services. Other sales during this period were to the Company's broader customer base and were comprised principally of paging infrastructure products. This sales mix is consistent with the pattern of sales realized by the Company during the year ended August 31, 1998. The expansion of the Company's manufacturers' representative organization during the year did not significantly contribute to an increase in the sales of the Company's paging infrastructure products. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

      The Company is taking steps to diversify its product and service offerings beyond the paging infrastructure market. Examples of new products either in development or in production are wireless set top devices and utility meters, vehicle tracking systems and wireless backups for residential security monitoring systems The Company revenues declined from 1998 to 1999 due to the loss of a consulting contract with a major computer manufacturer and a reduction of infrastructure sales to Link Two Communications, Inc. During the year 1999, the Company's emphasis was on the development and sale of the set top devices and diversification of product through acquisition of new companies which service wired and wireless customers. Subsequent to August 31, 1999, the Company has entered into letters of intent to acquire two companies. These companies, if acquired, will provide sales and management to the existing Company structure and provide a means of accessing new sales markets. Negotiations with these target acquisitions is on going and the Company anticipates consummating these transactions in December 1999 and January 2000. Cost of goods sold declined from $1,964,954 in 1998 to $1,336,502 in 1999 due to a lower number of products sold and costs associated with production. Operating expenses declined from $2,107,058 in 1998 to $1,318,980 because of a reduction in labor cost, advertising and promotion and other support costs; however, within this category research and development costs increased approximately $202,000 due to existing officers and employees being utilized in the development of the wireless set top devices.

      Current assets for the fiscal year ended August 31, 1999 totaled $3,072,647 as compared to $2,685,905 reported in the fiscal year ended August 31, 1998. The Company's shareholders' equity for the fiscal year ended August 31, 1999 totaled $8,894,318 as compared to $7,516,168 reported in the fiscal year ended August 31, 1998.

Cash used by operating activities was $405,952 in 1999 and $1,498,393 in 1998. Cash flows consumed by investing activities were $1,528,262(principally advances to an affiliated) and financing activities provided cash flows of $1,024,935(principally sale of common stock) during the fiscal year ended August 31, 1999. For the year ended August 31, 1998, cash flows used by investing activities were $344,519 and financing activities provided cash flows of $45,596.

      A substantial portion of the Company's assets are concentrated within a note receivable due from Link-Two Communications, Inc.. The collection of this amount is contingent upon the successful sale of equity by Link-Two and the generation of operating revenues from their two-way messaging system which commenced operations in August 1998, in Houston, Texas. The Company has established a credit committee to assist Link-Two in its securing of financing. Additionally, Link-Two's notes receivable are secured by substantially all assets of Link-Two including radio frequency licenses which have been valued in excess of the amounts due the Company.

      The Company believes that, through the implementation of a stringent cost reduction program, its working capital should be sufficient to fund operations through the end of the fiscal year 2000. In addition, the company has established a relationship with a financing source to sell up to $4,500,000 of debentures at a 7% interest rate if the company meets certain growth conditions. The first such criteria has been met by the company and the Company has sold $1,500,000 of the debentures during October 1999. The debentures will either be redeemed for cash by the Company within four years or may be converted into common stock if the company meets certain conditions. If the full amount of the financing is not required the company has the option to cancel any remaining unused portion by paying a 1% termination fee. Although other negotiations are underway to obtain a significant line of credit for working capital, volume manufacturing financing, and term financing for pending acquisitions, the Company has not established a line of credit or other similar financing arrangements with any lenders as of December 14, 1999. There can be no assurance that the Company will be able to obtain any funding from any external sources on suitable terms, if at all. A decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect the Company's notes receivable from Link-Two Communications and any new product introductions could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. As of August 31, 1999, the Company had no material capital commitments other than its federal income and state franchise tax liabilities.

      The Company is conducting a review of its computer systems and products to identify those that could be affected by the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. During the year, the Company undertook and completed a project to replace its accounting and manufacturing information system that was found to not be Year 2000 compliant. The Company instigated litigation to recover approximately $30,000 in costs associated with this replacement and as of December 14, 1999 had received full compensation from that lawsuit. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for the Company, its products or installed systems.

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

ITEM 9.     EXHIBITS AND REPORT ON FORM 8-K

      No reports on Form 8-K were filed during the fiscal year ended August 31, 1999.

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


Date: December 14, 1999

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                            TITLE                         DATE
   ---------                            -----                         ----

/S/ H. DEAN CUBLEY            President, Chief Executive       December 14, 1999
H. Dean Cubley                Officer, Director

/S/ RICHARD ROYALL            Chief Financial Officer          December 14, 1999
Richard Royall

/S/ CHRISTOPHER W. FUTER      Vice President, Director         December 14, 1999
Christopher W. Futer

/S/ A.L. CLIFFORD             Director                         December 14, 1999
A.L. Clifford

/S/ GARY HART                 Director                         December 14, 1999
Gary Hart

--------------------------------------------------------------------------------
                       EAGLE WIRELESS INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Independent Accountant's Report............................................. 1

Balance Sheets.............................................................. 2

Statements of Operations.................................................... 3

Statements of Changes in Shareholders' Equity............................... 4

Statements of Cash Flows.................................................... 5

Notes to the Financial Statements........................................ 6-22

                           [MCMANUS & CO. LETTERHEAD]

                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF EAGLE WIRELESS INTERNATIONAL, INC.:

We have audited the accompanying balance sheets of Eagle Wireless International, Inc. as of August 31, 1999 and 1998 and the related statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Eagle Wireless International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Wireless International, Inc. as of August 31, 1999 and 1998 and the results of their earnings, shareholders' equity, and their cash flows for the years then ended are in conformity with generally accepted accounting principles.



MCMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MORRIS PLAINS, NEW JERSEY

December 13, 1999

--------------------------------------------------------------------------------
                       EAGLE WIRELESS INTERNATIONAL, INC.
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                         ASSETS

                                                                      AUGUST 31,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
      CURRENT ASSETS:
         Cash and Cash Equivalents (Note 1) ..............   $    187,965    $  1,097,245
         Accounts Receivable (Note 2) ....................        286,269         245,889
         Inventories (Note 1) ............................      2,355,861       1,273,281
         Prepaid Expenses ................................        242,551          69,490
                                                             ------------    ------------
            Total Current Assets .........................      3,072,646       2,685,905

      PROPERTY AND EQUIPMENT (NOTE 1):
         Operating Equipment .............................        922,204         933,050
         Less: Accumulated Depreciation ..................       (333,474)       (223,645)
                                                             ------------    ------------
            Total Property and Equipment .................        588,730         709,405

      OTHER  ASSETS:
         Security Deposits ...............................         17,014           8,944
         Investment In Affiliate (Note 9) ................      6,641,892       5,146,189
                                                             ------------    ------------
            Total Other Assets ...........................      6,658,906       5,155,133
                                                             ============    ============
         TOTAL ASSETS ....................................   $ 10,320,282    $  8,550,443
                                                             ============    ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
         Accounts Payable ................................   $    207,949    $    336,782
         Accrued Expenses ................................        106,355         117,915
         Shareholders' Advances (Note 11) ................              0          24,519
         Notes Payable (Note 3) ..........................         16,643          12,731
         Capital Lease Obligations (Note 4) ..............         14,962          11,125
         Deferred Revenues ...............................        532,772          56,504
         Federal Income Taxes Payable (Notes 1 & 5) ......        468,064         375,171
         Franchise Taxes Payable .........................         13,108          41,854
         Sales Taxes Payable .............................         48,348          37,983
         Deferred Taxes (Note 5) .........................          6,142           4,888
                                                             ------------    ------------
            Total Current Liabilities ....................      1,414,343       1,019,472

      LONG - TERM LIABILITIES:
         Capital Lease Obligations
            (net of current maturities) (Note 4) .........          3,939           8,621
         Deferred Taxes (Note 5) .........................          7,683           6,182
                                                             ------------    ------------
            Total Long - Term Liabilities ................         11,622          14,803

      COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 13)

      SHAREHOLDERS' EQUITY:
         Preferred Stock - $.001 par value
            Authorized 5,000,000 shares
            Issued -0- shares ............................              0               0
         Common Stock - $.001 par value
            Authorized 100,000,000 shares
            Issued and Outstanding at 1999 and 1998
                13,479,833 and 11,670,154, respectively ..         13,480          11,670
         Paid in Capital .................................      7,180,900       5,972,832
         Retained Earnings ...............................      1,699,937       1,531,666
                                                             ------------    ------------
            Total Shareholders' Equity ...................      8,894,317       7,516,168
                                                             ============    ============
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $ 10,320,282    $  8,550,443
                                                             ============    ============

--------------------------------------------------------------------------------
                       EAGLE WIRELESS INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                           FOR THE YEARS ENDED AUGUST 31,
                                                     -----------------------------------------
                                                         1999           1998           1997
                                                     -----------    -----------    -----------
      NET SALES ..................................   $ 2,217,275    $ 4,827,434    $ 3,971,369

      COST OF GOODS SOLD
         Materials and Supplies ..................       542,515      1,181,776        920,375
         Direct Labor and Related Costs ..........       219,285        355,644        260,776
         Depreciation and Amortization ...........        80,069         17,542         21,400
         Other Manufacturing Costs ...............       494,633        409,992        346,453
                                                     -----------    -----------    -----------

            Total Cost of Goods Sold .............     1,336,502      1,964,954      1,549,004
                                                     -----------    -----------    -----------

      GROSS PROFIT ...............................       880,773      2,862,480      2,422,365
                                                     -----------    -----------    -----------

      OPERATING EXPENSES
         Selling, General and Administrative
            Salaries and Related Costs ...........        58,880        736,734        607,160
            Advertising and Promotion ............        75,816        193,172        176,131
            Depreciation and Amortization ........        65,095        128,997         58,135
            Research & Development ...............       438,693        236,869        333,200
            Other Support Costs ..................       680,497        811,286        430,413
                                                     -----------    -----------    -----------

            Total Operating Expenses .............     1,318,981      2,107,058      1,605,039
                                                     -----------    -----------    -----------
      EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
      REVENUES/(EXPENSES), INCOME TAXES, AND
      LOSS FROM MINORITY INTEREST IN AFFILIATE ...      (438,208)       755,422        817,326

      OTHER REVENUES/(EXPENSES)
         Interest Income .........................       799,098        427,144        328,760
         Interest Expense ........................       (10,081)        (5,451)        (6,533)
                                                     -----------    -----------    -----------
            Total Other Revenues .................       789,017        421,693        322,227
                                                     -----------    -----------    -----------
      EARNINGS BEFORE INCOME TAXES & LOSS FROM
      MINORITY INTEREST IN AFFILIATE .............       350,809      1,177,115      1,139,553

         Gain/(Loss) From Minority Interest
            in Affiliate .........................       (91,678)       (28,663)       (71,337)
                                                     -----------    -----------    -----------
      EARNINGS BEFORE INCOME TAXES ...............       259,131      1,148,452      1,068,216

         Provision For Income Taxes ..............        90,860        377,484        339,722
                                                     -----------    -----------    -----------
      NET EARNINGS ...............................       168,271        770,968        728,494

      RETAINED EARNINGS - BEGINNING OF YEAR ......     1,531,666        760,698         32,204
                                                     -----------    -----------    -----------
      RETAINED EARNINGS - END OF YEAR ............   $ 1,699,937    $ 1,531,666    $   760,698
                                                     ===========    ===========    ===========


         Net Earnings Per Common Share:
            Primary (Note 1) .....................   $      0.01    $      0.07    $      0.07
            Fully Diluted (Note 1) ...............   $      0.01    $      0.05    $      0.04

--------------------------------------------------------------------------------
                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                        ADDITIONAL                         TOTAL
      SEPTEMBER 1, 1996                          COMMON STOCK            PREFERRED        PAID IN        RETAINED      SHAREHOLDERS'
      TO AUGUST 31, 1999                     SHARES         VALUE          STOCK          CAPITAL         EARNINGS        EQUITY
      --------------------------------    -----------    -----------    -----------     -----------     -----------     -----------

      Shareholders' Equity
      As Of September 1, 1996 ........      6,946,145    $     6,946    $         0     $ 2,037,856     $    32,204     $ 2,077,006
                                          -----------    -----------    -----------     -----------     -----------     -----------


      Net Earnings 1997 ..............                                                                      728,494         728,494


      Private Placement ..............      1,587,189          1,587              0       4,117,759               0       4,119,346

      Conversion of Notes Payable and
            Advances to Common Stock .      2,277,000          2,277              0         487,092               0         489,369

      Exercise of $.01 Warrants:
            B & F Trust ..............        490,000            490              0           4,410               0           4,900
            Futer Family Trust .......        154,000            154              0           1,386               0           1,540
            John Nagel ...............         28,000             28              0             252               0             280
            Bailey Trust .............         28,000             28              0             252               0             280

      Issuance of Warrants for
            Fundraising Activities ...              0              0              0         192,000               0         192,000

      Syndication Costs ..............              0              0              0      (1,020,827)              0      (1,020,827)
                                          -----------    -----------    -----------     -----------     -----------     -----------

      Total Shareholders' Equity
      As Of August 31, 1997 ..........     11,510,334         11,510              0       5,820,180         760,698       6,592,388

      Net Earnings 1998 ..............                                                                      770,968         770,968

      New Stock Issued to Shareholders
         J. Hamilton (Nov. 1997) .....         39,820             40              0          59,960               0          60,000
         D. Walker (Nov. 1997) .......         55,000             55              0          82,445               0          82,500
         D. Walker (Aug. 1998) .......         65,000             65              0          95,564               0          95,629

      Syndication Costs ..............              0              0              0         (85,317)              0         (85,317)
                                          -----------    -----------    -----------     -----------     -----------     -----------


      Total Shareholders' Equity
      As Of August 31, 1998 ..........     11,670,154         11,670              0       5,972,832       1,531,666       7,516,168
                                          -----------    -----------    -----------     -----------     -----------     -----------

      Net Earnings 1999 ..............                                                                      168,271         168,271

      New Stock Issued to Shareholders
         Issuance of Common Stock
              For Services Rendered ..         34,470             34              0         163,457               0         163,491
              For Exercise of Warrants      1,775,209          1,776              0       1,044,611               0       1,046,387
                                          -----------    -----------    -----------     -----------     -----------     -----------


      Total Shareholders' Equity
      As Of August 31, 1999 ..........     13,479,833    $    13,480    $         0     $ 7,180,900     $ 1,699,937     $ 8,894,317
                                          ===========    ===========    ===========     ===========     ===========     ===========

--------------------------------------------------------------------------------
                       EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          FOR THE YEARS ENDED AUGUST 31,
                                                                   -------------------------------------------
                                                                       1999            1998            1997
                                                                   -----------     -----------     -----------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net Earnings                                               $   168,271     $   770,968     $   728,494

         Adjustments To Reconcile Net Earnings To Net Cash
           Used By Operating Activities:
            Depreciation and Amortization .....................        145,164         146,539          79,535
            Stock Issued for Services Rendered ................        163,491               0               0
            (Increase)/Decrease in Accounts Receivable ........        (40,380)     (2,496,797)     (2,536,348)
            (Increase)/Decrease in Inventories ................     (1,082,580)       (261,063)       (486,907)
            (Increase)/Decrease in Prepaid Expenses ...........       (173,061)        (12,021)        (40,846)
            Increase/(Decrease) in Accounts Payable ...........       (128,833)         19,613           9,868
            Increase/(Decrease) in Accrued Payroll Taxes ......              0               0          16,635
            Increase/(Decrease) in Accrued Expenses ...........        (11,560)        117,915         (53,374)
            Increase/(Decrease) in Deferred Taxes .............          2,755         (14,147)         19,534
            Increase/(Decrease) in Customer Deposits ..........              0               0        (209,283)
            Increase/(Decrease) in Deferred Revenues ..........        476,268          56,504               0
            Increase/(Decrease) in Sales Tax Payable ..........         10,365          37,983               0
            Increase/(Decrease) in Federal Income Taxes Payable         92,893         114,259         260,912
            Increase/(Decrease) in Franchise Taxes Payable ....        (28,746)         21,854          20,000
                                                                   -----------     -----------     -----------

            Total  Adjustments ................................       (574,224)     (2,269,361)     (2,920,274)
                                                                   -----------     -----------     -----------

         Net Cash Used By Operating Activities ................       (405,953)     (1,498,393)     (2,191,780)

      CASH FLOWS FROM INVESTING ACTIVITIES
            (Purchase)/Disposal of Property and Equipment .....        (24,489)       (377,247)       (164,937)
            (Increase)/Decrease in Other Assets ...............         (8,070)          4,065          35,769
            (Increase)/Decrease in Investment in Affiliate ....     (1,495,703)         28,663         (28,663)
                                                                   -----------     -----------     -----------

         Net  Cash  Used  By  Investing  Activities ...........     (1,528,262)       (344,519)       (157,831)

      CASH FLOWS FROM FINANCING ACTIVITIES
            Increase/(Decrease) in Notes Payable (Long-Term) ..              0               0        (375,000)
            Increase/(Decrease) in Notes Payable (Short-Term) .          3,912          12,731         (11,082)
            Increase/(Decrease) in Capital Leases .............           (845)        (15,094)         (2,558)
            Increase/(Decrease) in Shareholders' Advances .....        (24,519)       (104,853)       (160,628)
            Increase/(Decrease) in Subscriptions Payable ......              0               0         (97,500)
            Proceeds From Sale of Common Stock, Net ...........      1,046,387         152,812       3,786,888
                                                                   -----------     -----------     -----------

         Net Cash Provided By Financing Activities ............      1,024,935          45,596       3,140,120

         Net Increase/(Decrease) in Cash ......................       (909,280)     (1,797,316)        790,509

      CASH AT THE BEGINNING OF THE YEAR .......................      1,097,245       2,894,561       2,104,052
                                                                   -----------     -----------     -----------

      CASH AT THE END OF THE YEAR .............................    $   187,965     $ 1,097,245     $ 2,894,561
                                                                   ===========     ===========     ===========


            Supplemental Disclosures of Cash Flow Information:
            Net cash paid during the year for:
               Interest .......................................    $    10,081     $     5,451     $     6,533
               Income Taxes ...................................         75,051         338,688         306,254

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999


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

      Prior to April 1996, the Company was inactive. During April, 1996, the Company commenced operations by the issuance of stock for cash, certain inventories, test equipment, other assets, and the assumption of certain liabilities to its principal shareholder. Concurrent with this transaction, the Company entered into an asset purchase agreement with a company to acquire certain other production equipment, inventories and furniture and equipment.

A)    Cash and Cash Equivalents

      The Company has $29,059 and $1,088,555 invested in interest bearing accounts at August 31, 1999 and 1998, respectively.

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

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999


NOTE 1 -BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                     AUGUST 31,
                                          ------------------------------
                                               1999             1998
                                          ------------      ------------
            Raw Materials                 $  1,215,003      $    719,157
            Work in Process                  1,119,672           554,124
            Finished Goods                      21,186             - 0 -
                                          ------------      ------------
                                          $  2,355,861      $  1,273,281
                                          ============      ============

D)    Organizational Costs

      For the year ended August 31, 1998, the Company has adopted the provisions of the AICPA's Statement of Position (SOP) No. 98-5 "Reporting on the Costs of Start-Up Activities", which requires that all costs related to a companies start-up activities should now be expensed during the period incurred rather than capitalized and amortized over a period of time.

      Prior to the year ended August 31, 1998, organizational costs had been amortized using the straight - line method over a period of sixty (60) months. As a result of "SOP" 98-5, unamortized organization costs of $2,328 have been expensed through amortization expense for the year ended August 31, 1998.

E)    Research and Development Costs

      The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $438,693 and $236,869 were expensed for the periods ended August 31, 1999 and 1998, respectively. Contract revenues earned for the periods ended August 31, 1999 and 1998 were approximately $755,771 and $656,512, respectively.

F)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 1 -BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

                                               AUGUST 31, 1999   AUGUST 31, 1998
                                               ---------------   ---------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents            11,980,911       11,594,902
      Fully Dilutive Common Stock Equivalents     12,049,911       14,019,902

H)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

            1)    Quoted market prices in active markets.

            2)    Estimate based on prices of similar assets

            3)    Estimate based on valuation techniques

      As of August 31, 1999 and 1998, no impairment existed.

I)    Warrants for Funding Activities

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

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 1 -BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

J)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended August 31, 1999 and 1998, the Company had expensed $75,816 and $193,172, respectively.

K)    Use of Estimates

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

L)    Comprehensive Income

      There were no items of other comprehensive income in 1999 and 1998, and, thus, net income is equal to comprehensive income for each of those years.

M)    Reclassification

      The Company has reclassified certain costs and expenses for the year ended August 31, 1998 to facilitate comparison to the year ended August 31, 1999.


NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                        AUGUST 31,
                                              ---------------------------
                                                  1999            1998
                                              ----------      -----------
      Accounts Receivable                     $  286,269      $   245,889
      Allowance for Doubtful Accounts              - 0 -            - 0 -
                                              ----------      -----------
      Net Accounts Receivable                $   286,269      $   245,889
                                             ===========      ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 3 -  NOTES PAYABLE:
                                                            AUGUST 31,
                                                      --------------------
                                                        1999         1998
                                                      -------      -------
      Unsecured note to Imperial Premium
      Finance bearing interest at 14.9%,
      due $1,795 monthly until February 2000 ...      $ 5,386      $ - 0 -

      Unsecured note to Central Insurance
      bearing no interest, due $1,031
      monthly until March 2000 .................        5,220        - 0 -

      Unsecured note to Paula Insurance
      bearing no interest, due $373 monthly
      until March 2000 .........................        1,124        - 0 -

      Unsecured note to West Coast Life
      Insurance bearing no interest, due
      $2,457 quarterly until May 2000 ..........        4,913        - 0 -

      Unsecured note to Canawill Insurance
      bearing interest at 9.6%, due $2,122
      monthly until January 1999 ...............      $ - 0 -      $12,731
                                                      -------      -------

            Total ..............................       16,643       12,731
            Less Current Portion of
               Long - Term Debt ................       16,643       12,731
                                                      -------      -------

            Total Long - Term Debt .............      $ - 0 -      $ - 0 -
                                                      =======      =======


NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                            AUGUST 31,
                                                      --------------------
                                                        1999         1998
                                                      -------      -------
      Equipment lease with Konica bearing
      interest at 8.9%, payable in monthly
      installments of $445; due Aug. 2001.......        9,720        - 0 -

      Equipment lease with Associates
      Capital bearing interest at 7%,
      payable in monthly installments
      of $1,177; due Sept. 1998.................        - 0 -        2,272

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 4 - CAPITAL LEASE OBLIGATIONS: (continued)
                                                            AUGUST 31,
                                                      --------------------
                                                        1999         1998
                                                      -------      -------
      Equipment lease with IKON
      Office Solutions bearing
      interest at 18% payable
      in monthly installments of
      $105; due March 2000.                               695        1,746

      Software lease with Manifest
      Group bearing interest at 14%,
      payable in monthly installments
      of $751; due August 2000.                       $ 8,487      $15,728
                                                      -------      -------

              Total Obligations                        18,902       19,746
              Less Current Portion of
                 Lease Obligations                     15,047       11,125
                                                      -------      -------
              Total Long - Term Capital
             Lease Obligations                        $ 3,855      $ 8,621
                                                      =======      =======

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 29,600 and $ 45,000 at August 31, 1999 and 1998, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 1999 and 1998 are as follows:

                                                 AUG. 31, 1999   AUG. 31, 1998
                                                 -------------   -------------

      Total minimum lease payments ...........       $20,405       $22,319
      Less: Amount representing interest .....         1,503         2,573
                                                     -------       -------
      Present value of net minimum
          lease payments .....................       $18,902       $19,746
                                                     =======       =======


                  Future obligations under the lease terms are:

                   PERIOD ENDING
                     AUGUST  31,                     AMOUNT
                   -------------                   ----------
                        2000                       $   14,522
                        2001                            4,380
                                                   ----------
                         Total                     $   18,902
                                                   ==========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 5 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                         AUGUST 31,
                                                      ----------------
                                                      1999        1998
                                                      ----        ----
                                                        %           %
            U.S. Federal Statutory Tax Rate ...         34          34
            U.S. Valuation Difference .........          1          (1)
                                                      ----        ----
            Effective U.S. Tax Rate ...........         35          33
            Foreign Tax Valuation .............        -0-         -0-
                                                      ----        ----
            Effective Tax Rate ................         35          33
                                                      ====        ====

B) Items giving rise to deferred tax assets / liabilities are as follows:

                                                                 AUGUST 31,
                                                          ----------------------
                                                             1999         1998
                                                          ---------    ---------
            Deferred Tax Assets:

                 Tax Loss Carry-forward ..............    $   - 0 -    $   - 0 -
                                                          ---------    ---------

            Deferred Tax Liability:

                 Depreciation ........................      13,852        11,070
                                                         ---------     ---------

            Valuation Allowance ......................       - 0 -         - 0 -
                                                         ---------     ---------


                 Net Deferred Tax Asset / Liability ..   $  13,852     $  11,070
                                                         =========     =========


NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $0.001. As of August 31, 1999, no Preferred Stock has been issued.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of August 31, 1999, 146,375 options have been granted pursuant to such plan with 29,000 being exercised.

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

      The Company has issued the following warrants that have since been exercised or expired:

            700,000 stock purchase warrants which expire July 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.

            1,050,000 stock purchase warrants which expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July 1999 if not exercised. During April 1999, the Company's Board of Directors removed the requirement that the Company's common stock trade at a price of no less than $5.50 per share for twenty consecutive trading days provided that the holders of the warrants exercise the warrants prior to the expiration date and remit to the Company a fee of $.70 per underlying share upon exercise of the warrants. Prior to expiration, 1,037,500 warrants had been exercised whereas 12,500 warrants expired.

            1,375,000 stock purchase warrants which expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July 1999 if not exercised. During April 1999, the Company's Board of Directors removed the requirement that the Company's common stock trade at a price of no less than $5.50 per share for twenty consecutive trading days provided that the holders of the warrants exercise the warrants prior to the expiration date and remit to the Company a fee of $.25 per underlying share upon exercise of the warrants. Prior to expiration, 1,325,000 warrants had been exercised whereas 50,000 warrants expired.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

            425,000 stock purchases warrants that expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. Prior to expiration, no warrants had been exercised whereas 425,000 warrants expired.

      The Company has issued and outstanding the following warrants which have not yet been exercised at August 31, 1999:

            150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000.

            150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000.

            50,000 stock purchase warrants which expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000.

            200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

            200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

            200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

            200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date.

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

            5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933. These warrants trade under the symbol "EGLWZ".

            1,050,000 Class C stock purchase warrants which expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                WARRANTS ISSUED        WARRANTS EXERCISABLE                                           WARRANTS EXPIRED
  CLASS           AUGUST 31,                AUGUST  31,                     WARRANTS                    AUGUST  31,
    OF       ----------------------    ---------------------    ---------------------------------   --------------------
 WARRANTS      1999         1998         1999         1998      NON-EXERCISABLE   NON-REGISTERED     1999        1998
----------   ---------    ---------    ---------   ---------    ---------------   ---------------   ---------   --------
   0.01      Exercised    Exercised         --          --                 --                --          --         --
   0.05      Exercised    1,050,000         --          --                 --                --        12,500       --
   0.50      Exercised    1,375,000         --          --                 --                --        50,000       --
   5.00        Expired      425,000*        --       425,000               --                --       425,000       --
   4.00      5,033,334*   5,033,334*   5,033,334   5,033,334               --                --          --         --
   6.00      5,033,334*   5,033,334*   5,033,334   5,033,334               --                --          --         --
   2.00      1,050,000*   1,050,000*   1,050,000   1,050,000               --                --          --         --

   1.50        150,000*     150,000      150,000        --                 --                --          --         --
   2.00        150,000*     150,000      150,000        --                 --                --          --         --
   3.00        200,000*     200,000      200,000        --                 --                --          --         --
   5.00        200,000      200,000         --          --                 --             200,000        --         --
   7.00        200,000      200,000         --          --                 --             200,000        --         --
   9.00        200,000      200,000         --          --                 --             200,000        --         --
  11.00        200,000      200,000         --          --                 --             200,000        --         --

   2.00         50,000*      50,000*      50,000      50,000               --                --          --         --
   ESOP         27,375*      14,875*      13,625      12,125              3,500              --        10,250       --
   ESOP        119,000       68,000       69,000       6,000             50,000              --          --         --

      An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the year ended August 31, 1999.


NOTE 7 - RELATED PARTY TRANSACTIONS:

      For the year ended August 31, 1999, the Company has repaid certain advances to shareholders. (See Note 11)


NOTE 8 - SEGMENT INFORMATION:

      The Company had gross revenues of $2,359,184 and $4,827,434 for the years ended August 31, 1999 and 1998, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                         AUGUST 31, 1999       AUGUST 31, 1998
                                     --------------------- ---------------------
     CUSTOMER                          AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
     --------                        ---------- ---------- ---------- ----------
     Link-Two Communications, Inc.   $  991,692    42.83%  $2,892,769   59.92%
     RFTL ........................   $  755,771    32.64%     656,512   11.71%
                                     ==========    =====   ==========   =====

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 9 - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At August 31, 1999 and 1998, the Company had earned a 5.0% and 5.0%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1999 and 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678 and $28,663, respectively. The Company has reclassified its balances due from Link II as additional advances to affiliates.

      Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II. Subsequent to August 31, 1999, Link II has entered into negotiations to acquire existing paging operations in Dallas, San Antonio and Houston. Additionally the company is currently negotiating with a utility company to install wireless meter reading equipment which will utilize the Link II radio frequency licenses and equipment.

      On October 1, 1999, Link II refinanced its existing accounts payable to Eagle Wireless International through the issuance of a $733,571 ten percent (10%) note secured by all lease station licenses and a $6,000,000 ten percent (10%) note secured by all assets (excluding licenses). These notes are due September 1, 2000. During October 1999, the Company pledged as collateral on a $4,500,000 convertible note, the $6,000,000 note receivable and its underlying collateral.


NOTE 10 - RISK FACTORS:

      For the years ended August 31, 1999 and 1998, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately eighty-four percent of the Company's revenues and receivables have been created solely in the state of Texas, one-half percent have been created in the international market, and the approximate fifteen and one-half percent remainder has been created relatively evenly over the rest of the nation during the year ended August 31, 1999 whereas approximately seventy-four percent of the Company's revenues and receivables have been created solely in the state of Texas, one and one-half percent have been created in the international market, and the approximate twenty-four and one-half percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 1998.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 10 - RISK FACTORS: (continued)

      Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 43% and 60% of the Company's gross revenues and 64% and 60% of its gross assets for the years ended August 31, 1999 and 1998, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable and has fully collateralized the debt. (See Note 9)

      Although the Company has concentrated its efforts in the wireless infrastructure industry during the years ended August 31, 1999 and 1998, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.


NOTE 11 - SHAREHOLDERS' ADVANCES:

      Certain officers and an employee advanced the Company $290,000. At August 31, 1999 and 1998, the Company owes $ -0- and $24,519, respectively. The shareholder advances are non-interest bearing and payable upon demand.


NOTE 12 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0.5 % and 1.4% at August 31, 1999 and 1998, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES:

      The Company leases its primary office space for $10,000 per month with Space Industries, Inc. ("Space"). This non-cancelable lease commenced on July 1, 1999 and expires on March 29, 2001. In addition to the monthly rental, the Company will issue 100,000 shares of its common stock to Space. Space will have the right to sell no more than 10,000 shares per month until all shares have been sold. Additionally, Space will have the right to put to the Company all unsold shares held by Space in exchange for a payment calculated using the following formula:

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

      It is understood and agreed, and it is the intention of both parties, that this put right will provide Space with a guarantee that, so long as (a) Space does not sell or otherwise dispose of the common stock for less than $1.70 per share, and (b) Space exercises its put right between August 15, 2000 and August 31, 2000, Space will receive a minimum economic benefit of at least $170,000 from the common stock issued by the Company to Space. For the periods ending August 31, 1999 and 1998, rental expenses of $120,906 and $93,510, respectively, were incurred.

            Future obligations under the non-cancelable lease terms are:

                    PERIOD ENDING
                      AUGUST 31,                     AMOUNT
                    -------------                 ----------

                         2000                     $  217,140
                         2001                     $  126,665
                                                  ==========

      During the year ended August 31, 1998, the Company entered into an agreement with a public relations consultant whereby the consultant will develop, implement, and maintain an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. As compensation for these services, the consultant will be paid $5,000 per month. Additionally, the consultant will receive options to purchase 100,000 shares of the Company's common stock for $1.00 per share. The delivery of the options to purchase the 100,000 shares of common stock is contingent upon the attainment of certain objective criteria as outlined in the July 16, 1998 agreement between the Company and the public relations consulting firm. At August 31, 1999, these options have been issued and exercised.

      The Company has been named as defendant in a lawsuit involving the Company's previous landlord with regard to breach of the lease. The Company has counter-claimed, also alleging breach of the lease. The Company intends to vigorously defend this matter as well as prosecute its counter-claim.

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

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES (continued):

      During September 1998, the Company has filed a petition with the District Court in Harris County, Texas against a California corporation that sells manufacturing and accounting software, alleging deceptive trade practices, fraud, misrepresentation, negligence, and breach of implied warranty. At August 31, 1999, the Company had received full compensation and the case has been terminated.


NOTE 14 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                     FOR THE YEAR ENDED  AUGUST, 1999
                                                   ------------------------------------
                                                     INCOME       SHARES      PER-SHARE
                                                   (NUMERATOR) (DENOMINATOR)   AMOUNT
                                                   ----------   ----------   ----------
      AMOUNT

      Net Income ..............................    $  168,272

      Basic EPS:
        Income available to common stockholders       168,272   11,980,911   $     0.01

      Effect of Dilutive Securities:
        Warrants ..............................         - 0 -       69,000
                                                   ----------   ----------


      Diluted EPS:
        Income available to common stockholders
          and assumed conversions .............    $  168,272   12,049,911   $     0.01
                                                   ==========   ==========   ==========

                                                  FOR THE YEAR ENDED AUGUST 31, 1998
                                                  -----------------------------------
                                                     INCOME        SHARES     PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                                  ----------     ----------   ---------

      Net Income ...............................  $  770,968           --         --

       Basic EPS:
         Income available to common stockholders     770,968     11,594,902     $0.07

       Effect of Dilutive Securities: ..........       - 0 -      2,425,000       --
                                                  ----------     ----------
       Diluted EPS:
         Income available to common stockholders
           and assumed conversions .............  $  770,968     14,019,902     $0.06
                                                  ==========     ==========     =====

      For the years ended August 31, 1999 and 1998, anti-dilutive securities existed. (see Note 6)

      For the period September 1, 1999 to December 13, 1999, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 15 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of August 31, 1999 and 1998, 146,375 and 82,875 warrants have been issued to various employees. Of these outstanding warrants, 29,000 were exercised for the year ended August 31, 1999 and none for the year ended August 31, 1998. Additionally, 10,250 warrants have expired as of August 31, 1999.


NOTE 16 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the years ended August 31, 1999 and 1998, employee contributions were approximately $103,000 and $56,500, respectively. The Company matched approximately $33,500 and $17,000, respectively for those same periods.


NOTE 17 - MAJOR CUSTOMER:

      As of August 31, 1998, the Company had a receivable due from Link - Two Communications (Link II) in the amount of $5,142,950. This account receivable has been converted to a note receivable (see Note 9). As of August 31, 1999, Link II is continuing to sell equity securities, assets, and products that are being used to retire this note receivable. This receivable is secured by substantially all assets of Link II including radio frequency licenses that have been valued by outside appraisal firms to in excess of twenty million dollars. In August 1999, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risks involved with this receivable are minimal.


NOTE 18 - SUBSEQUENT EVENTS:

      The Company entered into a convertible debenture arrangement with Global Capital Advisors, LTD to fund up to $4,500,000 over a two-year period. On October 7, 1999 the Company borrowed $1,500,000 under this agreement. The three-year convertible debenture bears interest at seven percent (7%) and can be redeemed in the Company's common stock or cash. Additionally, the Company is committed to issue up to 280,000 warrants with a strike price of $1.54 per warrant. These convertible debentures are secured by a note receivable from Link Two Communications, Inc. of $6,000,000.

                       EAGLE WIRELESS INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 18 - SUBSEQUENT EVENTS: (continued)

      Subsequent to August 31, 1999, the Company has signed a letter of intent with Atlantic Pacific Communications, Inc. to start negotiations with regard to entering into a merger, acquisition, or joint venture.

      Subsequent to August 31, 1999, the Company has signed a letter of intent with a Florida Company to start negotiations with regard to entering into a merger, acquisition, or joint venture.

      Subsequent to August 31, 1999, the Company has formed BroadbandMagic.com, Inc., a wholly owned subsidiary. This subsidiary has been created primarily to market and sell the Company's products.