Form 10QSB
period 1999-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2000-01-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

                               101 COURAGEOUS DRIVE
                           LEAGUE CITY TEXAS 77573-3925
           (Address of principal executive offices, including zip code)

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

AS OF JANUARY 14, 2000 THERE WERE 14,241,854 SHARES OF COMMON STOCK OUTSTANDING

                EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARY
                                      INDEX


PART 1 - FINANCIAL INFORMATION                                              PAGE

      Item 1. Financial Statements (Unaudited)

            Balance Sheets at November 30, 1999 and August 31, 1999           3

            Statements of Income for the three
            months ended November 30, 1999 and 1998                           4

            Statements of Changes In Shareholders' Equity for the
            three months ended November 30, 1999 and 1998                     5

            Statements of Cash Flows for the three months ended
            November 30, 1999 and 1998                                        6

            Notes to the financial statements                               7-18

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      19

PART 2. - OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds

      Item 6: Exhibits and Reports on Form 8-K


SIGNATURES                                                                   19

                EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARY
                                  BALANCE SHEETS
                                  (IN THOUSANDS)

                                      ASSETS

                                                                 NOVEMBER       AUGUST 31,
                                                                 30, 1999         1999
                                                               -----------     -----------
                                                               (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
   Cash and Cash Equivalents (Note 1) .....................    $     1,105     $       188
   Accounts Receivable (Note 2) ...........................            340             286
   Inventories (Note 1) ...................................          2,335           2,356
   Prepaid Expenses .......................................            434             242
                                                               -----------     -----------
      Total Current Assets ................................          4,214           3,072

PROPERTY AND EQUIPMENT (NOTE 1):
   Operating Equipment ....................................            926             922
   Less: Accumulated Depreciation .........................           (366)           (333)
                                                               -----------     -----------
      Total Property and Equipment ........................            560             589

OTHER ASSETS:
   Security Deposits ......................................             17              17
   Investment In Affiliate (Note 9) .......................          6,605           6,642
                                                               -----------     -----------
      Total Other Assets ..................................          6,622           6,659

   TOTAL ASSETS ...........................................    $    11,397     $    10,320
                                                               ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable .......................................    $       139     $       208
   Accrued Expenses .......................................            121             106
   Notes Payable (Note 3) .................................          1,505              17
   Capital Lease Obligations (Note 4) .....................             15              15
   Deferred Revenues ......................................             53             533
   Federal Income Taxes Payable (Notes 1 & 5) .............            486             468
   Franchise Taxes Payable ................................             17              13
   Sales Taxes Payable ....................................             48              48
   Deferred Taxes (Note 5) ................................              6               6
                                                               -----------     -----------

      Total Current Liabilities ...........................          2,390           1,414

LONG - TERM LIABILITIES:
   Capital Lease Obligations (net of current
     maturities) (Note 4) .................................           --                 4
   Deferred Taxes (Note 5) ................................              8               8
                                                               -----------     -----------
      Total Long - Term Liabilities .......................              8              12

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 12)

SHAREHOLDERS' EQUITY:

   Preferred Stock - $.001 par value,
   Authorized 5,000,000 shares
   Issued -0- shares ......................................           --              --
   Common Stock - $.001 par value, Authorized
     100,000,000 shares Issued and Outstanding
     at November 30, and August 31, 1999
     13,541,750 shares and 13,479,833, respectfully .......             14              13
   Paid in Capital ........................................          7,217           7,181
   Retained Earnings ......................................          1,768           1,700
                                                               -----------     -----------
      Total Shareholders' Equity ..........................          8,999           8,894

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............    $    11,397     $    10,320
                                                               ===========     ===========

See accompanying notes to the financial statements.

                EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARY
                              STATEMENTS OF EARNINGS
                                  (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                   -----------------------------
                                                     NOVEMBER       NOVEMBER
                                                     30, 1999       30, 1998
                                                    (UNAUDITED)    (UNAUDITED)
                                                   ------------     ------------
   NET SALES ..................................    $        656     $        931

   COST OF GOODS SOLD
      Materials and Supplies ..................             107              184
      Direct Labor and Related Costs ..........             118              163
      Depreciation and Amortization ...........              17               18
      Other Manufacturing Costs ...............               7               55
                                                   ------------     ------------
         Total Cost of Goods Sold .............             251              420
                                                   ------------     ------------
   GROSS PROFIT ...............................             405              511

   OPERATING  EXPENSES
      Selling, General and Administrative
         Salaries and Related Costs ...........             132              131
         Advertising and Promotion ............               3               68
         Depreciation and Amortization ........              16                9
         Research & Development ...............             253              154
         Other Support Costs ..................             131              173
                                                   ------------     ------------
            Total Operating Expenses ..........             534              535
                                                   ------------     ------------

   EARNINGS (LOSSES) FROM OPERATIONS BEFORE OTHER
   REVENUES / (EXPENSES) AND INCOME TAXES .....            (129)            (24)

   OTHER REVENUES / (EXPENSES)
      Interest Income (net) ...................             245              176
      Other Income ............................               6             --
                                                   ------------     ------------
         Total Other Revenues .................             251              176
                                                   ------------     ------------

   EARNINGS BEFORE INCOME TAXES & LOSS FROM ...             123              152
   MINORITY INTEREST IN AFFILIATE

      Gain / (Loss) From Minority Interest in
        Affiliate .............................             (37)            --
                                                   ------------     ------------

   EARNINGS BEFORE INCOME  TAXES ..............              85              152


      Provision For Income Taxes ..............              17               56
                                                   ------------     ------------

   NET EARNINGS ...............................    $         68     $         96
                                                   ============     ============

   Net Earnings Per Common Share:
         Primary ..............................    $        .01     $        .01
         Diluted ..............................    $        .01     $        .01

   Weighted Average Common Shares Outstanding:
         Primary ..............................      13,541,750       11,670,155
         Diluted ..............................      13,610,750       11,750,530


See accompanying notes to the financial statements.

                   EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARY
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       UNAUDITED
                                     (IN THOUSANDS)

                                                                    ADDITIONAL                    TOTAL
AUGUST 31, 1998                           COMMON      PREFERRED      PAID IN       RETAINED    SHAREHOLDERS'
TO NOVEMBER 30, 1999                      STOCK         STOCK        CAPITAL       EARNINGS       EQUITY
------------------------------------    ----------    ----------    ----------    ----------    ----------
Total As of August 31, 1998 ........            12          --           5,973         1,532         7,516

Net Earnings 1999 ..................                                                     168           168
New Stock Issued to Shareholders
   For Services Rendered ...........          --                           163          --             163
   For Exercise of Warrants ........             2                       1,045          --           1,047
                                        ----------    ----------    ----------    ----------    ----------
Total As Of August 31, 1999 ........            14          --           7,181         1,700         8,894

Net Earnings For The Three Months
   Ended November 30, 1999 .........                                                      68            68
New Stock Issued to Shareholders
   J.  Nagel (Sept. 1999) ..........          --                            22                          22
   P. Barton (Sept. 1999) ..........          --                            14                          14
                                        ----------    ----------    ----------    ----------    ----------
Total As Of November 30, 1999 ......            14          --           7,217         1,768         8,999

See accompanying notes to the financial statements.

                EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                      ----------------------
                                                                       NOVEMBER    NOVEMBER
                                                                       30, 1999    30, 1998
                                                                      ----------  ----------
                                                                     (UNAUDITED)    (UNAUDITED)
Cash Flows From Operating Activities
   Net Earnings ..................................................    $       68  $       96

   Adjustments To Reconcile Net Earnings To Net Cash
      Used By Operating Activities:
      Depreciation and Amortization ..............................            33          27
      (Increase) / Decrease in Accounts Receivable ...............           (54)       (692)
      (Increase) / Decrease in Inventories .......................            21         (32)
      (Increase) / Decrease in Prepaid Expenses ..................          (192)         55
      Increase / (Decrease) in Accounts Payable and Accrued Exp ..           (54)        (33)
      Increase / (Decrease) in Deferred Taxes ....................          --          --
      Increase / (Decrease) in Deferred Revenues .................          (480)         (3)
      Increase / (Decrease) in Sales Tax Payable .................          --             6
      Increase / (Decrease) in Fed Inc Taxes Payable .............            18          56
      Increase / (Decrease) in Franchise Taxes Payable ...........             4           7
                                                                      ----------  ----------

      Total Adjustments ..........................................          (704)       (609)
                                                                      ----------  ----------

   Net Cash Used By Operating Activities .........................          (635)       (513)

Cash Flows From InvestingActivities
   Purchase of Property and Equipment ............................            (4)        (24)
   (Increase) / Decrease in Other Assets .........................            37          (2)
                                                                      ----------  ----------

Net Cash Used By Investing Activities ............................            34         (26)

Cash Flows From Financing Activities
   Increase / (Decrease) in Notes Payable and Capital Leases .....         1,483           5
   Increase / (Decrease) in Shareholders' Advances ...............          --           (24)
   Increase / (Decrease) in Syndication Costs ....................          --          --
   Proceeds From Sale of Common Stock, Net .......................            36        --
                                                                      ----------  ----------

Net Cash Provided / (Used) By Financing Activities ...............         1,519         (19)

Net Decrease in Cash .............................................           917        (558)

Cash at the Beginning of the Year ................................           188       1,097
                                                                      ----------  ----------

Cash at the End of the Year ......................................    $    1,105  $      539
                                                                      ==========  ==========

See accompanying notes to the financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Eagle Wireless International, Inc., and Subsidiary (the Company), was incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company and its subsidiary, BroadbandMagic.com, are suppliers of multi-media set top devices, telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle and BroadbandMagic.com names. These products include multi-media set top devices, transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular and message management and mobile data systems) and radio and telephone systems.

A)    Cash and Cash Equivalents

      The Company has $1,056,768 and $29,059 invested in interest bearing accounts at November 30, 1999 and August 31, 1999, respectively.

B)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                  YEARS
            Machinery and equipment                 7
            Furniture and Fixtures                  7

      Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                  NOVEMBER 30, 1999   AUGUST 31, 1999
                                    -------------     -------------
            Raw Materials           $   1,164,463     $   1,215,003
            Work in Process             1,170,337         1,119,672
            Finished Goods                    -0-            21,186
                                    -------------     -------------
                                    $   2,334,800     $   2,355,861
                                    =============     =============

D)    Research and Development Costs

      The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $130,726 and $153,529 were expensed for the periods ended November 30, 1999 and 1998, respectively. Contract revenues earned for the periods ended November 30, 1999 and 1998 were approximately $-0- and $225,000 respectively.

E)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

         ---------------------------------------------------------

F)    Net Earnings Per Common Share

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

                                             NOVEMBER 30, 1999 NOVEMBER 30, 1998
                                             ----------------- -----------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents              13,541,750       11,670,155
      Fully Dilutive Common Stock Equivalents       13,610,750       11,750,530

G)    Impairment of Long Lived and Identifiable Intangible Assets

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

      As of November 30, 1999 and August 31, 1999, no impairment existed.

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

I)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended November 30, 1999 and 1998, the Company had expensed $3,000 and $68,000, respectively.

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

K)    Comprehensive Income

      There were no items of other comprehensive income in 1999 and 1998, and, thus, net income is equal to comprehensive income for each of those years.

L)    Reclassification

      The Company has reclassified certain costs and expenses for the three months ended November 30, 1999 to facilitate comparison to the three months ended November 30, 1998.

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                         NOVEMBER 30, 1999     AUGUST 31, 1999
                                         -----------------     ---------------

      Accounts Receivable                $         340,082     $       286,269
      Allowance for Doubtful Accounts                - 0 -               - 0 -
                                         -----------------     ---------------
      Net Accounts Receivable            $         340,082     $       286,269
                                         =================     ===============

NOTE 3 -  NOTES PAYABLE:

                                                       NOVEMBER 30,   AUGUST 31,
                                                          1999           1999
                                                       ----------     ----------
Unsecured note to Imperial Premium
Finance bearing interest at 14.9%,
due $1,795 monthly until February 2000  ..........     $     --       $    5,386

Unsecured note to Central Insurance
bearing no interest, due $1,031
monthly until March 2000  ........................          2,326          5,220

Unsecured note to Paula Insurance
bearing no interest, due $373 monthly
until March 2000  ................................           --            1,124

Unsecured note to West Coast Life
Insurance bearing no interest, due
$2,457 quarterly until May 2000  .................          2,457          4,913

Secured convertible note to
Global Capital Advisors, LTD bearing
interest at 7%, due October 2002
interest and principal payable in cash
or common stock based on market value
of common shares. Security is a $6,000,000
note receivable from Link II Communications ......     $1,500,000     $     --

      Total ......................................     $1,504,783         16,643
      Less Current Portion of
         Long - Term Debt ........................          4,783         16,643
                                                       ----------     ----------

      Total Long - Term Debt .....................     $1,500,000          $ -0-
                                                       ==========     ==========

NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                   NOVEMBER 30,    AUGUST 31,
                                                       1999           1999
                                                    ----------     ----------
Equipment lease with Konica bearing
interest at 8.9%, payable in monthly
installments of $445; due Aug. 2001 ..............  $    8,609     $    9,720

Equipment lease with IKON Office
Solutions bearing interest at 18%
payable in monthly installments of
$105; due March 2000 .............................         408            695

Software lease with Manifest Group
bearing interest at 14%, payable in
monthly installments of $751; due
August 2000 ......................................  $    6,453     $    8,487
                                                    ----------     ----------

        Total Obligations ........................      15,470         18,902
        Less Current Portion of
           Lease Obligations .....................      14,994         15,047
                                                    ----------     ----------
        Total Long - Term Capital
       Lease Obligations .........................  $      476     $    3,855
                                                    ==========     ==========

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $27,135 and $ 29,600 at November 30, 1999 and August 31, 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at November 30, 1999 and August 31, 1999 are as follows:

                                          NOVEMBER 30, 1999     AUGUST 31, 1999
                                          -----------------     ---------------

      Total minimum lease payments        $          16,128     $        20,405
      Less:  Amount representing interest             1,134               1,503
                                          -----------------     ---------------
      Present value of net minimum
          lease payments                  $          14,994     $        18,902
                                          =================     ===============

            Future obligations under the lease terms are:

                    Period Ending
                    NOVEMBER 30,                       AMOUNT
                    -----------                       -------
                        2000                          $10,614
                        2001                            4,380
                                                      -------
                           Total                      $14,994
                                                      =======

NOTE 5 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                                   AUGUST 31,
                                                1999     1998
                                                ----     ----
                                                   %        %
            U.S. Federal Statutory Tax Rate       34       34
            U.S. Valuation Difference              1       (1)
                                                ----     ----
            Effective U.S. Tax Rate               35       33
            Foreign Tax Valuation                -0-      -0-
                                                ----     ----
            Effective Tax Rate                    35       33
                                                ====     ====

B) Items giving rise to deferred tax assets / liabilities are as follows:

                                                             AUGUST 31,
                                                         -------------------
                                                           1999       1998
                                                         -------     -------
            Deferred Tax Assets:

                 Tax Loss Carry-forward                  $ - 0 -     $ - 0 -
                                                         -------     -------

            Deferred Tax Liability:

                 Depreciation                             13,852      11,070
                                                         -------     -------

            Valuation Allowance                            - 0 -       - 0 -
                                                         -------     -------

                 Net Deferred Tax Asset / Liability      $13,852     $11,070
                                                         =======     =======


NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $0.001. As of November 30, 1999, no Preferred Stock has been issued.

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of November 31, 1999, 151,375 options have been granted pursuant to such plan with 29,000 being exercised.

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

      The Company has issued and outstanding the following warrants which have not yet been exercised at November 30, 1999:

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

            100,000 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $1.77 per share. As of November 30, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933; however, these shares are subject to a registration agreement which has not been effected.

            43,641 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.01 per share. As of November 30, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933; however, these shares are subject to a registration agreement, which has not been effected.

            6,234 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.01 per share. As of November 30, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933; however, these shares are subject to a registration agreement which has not been effected.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                   WARRANTS ISSUED            WARRANTS EXERCISABLE                 WARRANTS                   WARRANTS EXPIRED
CLASS  OF            NOVEMBER 30,                  NOVEMBER 30,                NON            NON               NOVEMBER 30,
WARRANTS        1999            1998          1999              1998        EXERCISED     REGISTERED        1999             1998
-------    -------------    ------------- -------------     ------------  -------------  -------------  -----------       ---------
  0.01        Exercised         Exercised           --               --             --             --           --              --
  0.05        Exercised         1,050,000           --               --             --             --        12.500             --
  0.50        Exercised         1,375,000           --               --             --             --        50,000             --
  5.00          Expired   *       425,000           --           425,000            --             --       425,000             --
  4.00        5,033,334   *     5,033,334     5,033,334        5,033,334            --             --           --              --
  6.00        5,033,334   *     5,033,334     5,033,334        5,033,334            --             --           --              --
  2.00        1,050,000   *     1,050,000     1,050,000        1,050,000            --             --           --              --
  1.77          100,000                --       100,000              --             --             --           --              --
  2.01           49,875                --        49,875              --             --             --           --              --

  1.50          150,000           150,000       150,000              --             --             --           --              --
  2.00          150,000           150,000       150,000              --             --             --           --              --
  3.00          200,000           200,000       200,000              --             --             --           --              --
  5.00          200,000           200,000           --               --             --         200,000          --              --
  7.00          200,000           200,000           --               --             --         200,000          --              --
  9.00          200,000           200,000           --               --             --         200,000          --              --
 11.00          200,000           200,000           --               --             --         200,000          --              --

  2.00           50,000   *        50,000        50,000           50.000            --             --           --              --
  ESOP           47,375   *       319,625        14,625          332.000          3,500            --        10,250             --
  ESOP          104,000            80,375        69,000           68,000         50,000            --           --              --

      An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the year ended August 31, 1999.


NOTE 7 - SEGMENT INFORMATION:

      The Company had gross revenues of $656,369 and $930,897 for the three months ended November 30, 1999 and 1998, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                   NOVEMBER 30,1999                     NOVEMBER 30, 1998
           CUSTOMER           AMOUNT             PERCENTAGE        AMOUNT           PERCENTAGE
           ------------    --------------- ------------------   -------------  ------------------
           Link - Two      $       39,215                 6 %         249,616                27 %
           RFTL            $          --                 -- %         550,937                59 %

NOTE 8 - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At November 30, 1999 and 1998, the Company had earned a 5.0% and 5.0%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1999 and 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678 and $28,663, respectively. The Company has reclassified its balances due from Link II as additional advances to affiliates.

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

NOTE 9 - RISK FACTORS:

      For the months ended November 30, 1999 and 1999, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately ninety-one percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate seven percent remainder has been created relatively evenly over the rest of the nation during the three months ended November 30, 1999 whereas Approximately eighty-seven percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate twelve percent remainder has been created relatively evenly over the rest of the nation during the three months ended November 30, 1998

      Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 43% and 60% of the Company's gross revenues and 64% and 60% of its gross assets for the years ended August 31, 1999 and 1998, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable and has fully collateralized the debt. (See Note 9)

      Although the Company has concentrated its efforts in the wireless infrastructure industry and convergent set top market during the years ended August 31, 1999 and for the three months ended November 30, 1999, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 10 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 1% at November 30, 1999 and 1998, respectfully.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

      It is understood and agreed, and it is the intention of both parties, that this put right will provide Space with a guarantee that, so long as (a) Space does not sell or otherwise dispose of the common stock for less than $1.70 per share, and (b) Space exercises its put right between August 15, 2000 and August 31, 2000, Space will receive a minimum economic benefit of at least $170,000 from the common stock issued by the Company to Space. For the periods ending November 30, 1999 and 1998, rental expenses of $64,548 and $23,793 respectively, were incurred.

            Future obligations under the non-cancelable lease terms are:

                  Period Ending
                   NOVEMBER 30,                       AMOUNT
                   -----------                      ----------
                         2000                       $  187,140
                         2001                       $  126,665
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


NOTE 12 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  FOR THE 3 MONTHS ENDED NOVEMBER, 1999
                                                 --------------------------------------
                                                   INCOME       SHARES       PER-SHARE
                                                 (NUMERATOR) (DENOMINATOR)     AMOUNT
                                                 ----------    ----------    ----------
Net Income ..................................    $   86,021

Basic EPS:
  Income available to common stockholder ....    $   86,021    13,541,750    $     0.01

Effect of Dilutive Securities:
  Warrants ..................................         - 0 -        69,000
                                                 ----------    ----------

Diluted EPS:
  Income available to common stockholders
    and assumed conversions .................    $   86,021    13,610,750    $     0.01
                                                 ==========    ==========    ==========

                                                     FOR THE YEAR ENDED AUGUST , 1999
                                                 --------------------------------------
                                                   INCOME       SHARES       PER-SHARE
                                                 (NUMERATOR) (DENOMINATOR)     AMOUNT
                                                 ----------    ----------    ----------
Net Income ..................................    $  168,272

Basic EPS:
  Income available to common stockholder ....    $  168,272    11,980,911    $     0.01

Effect of Dilutive Securities:
  Warrants ..................................         - 0 -        69,000
                                                 ----------    ----------

Diluted EPS:
  Income available to common stockholders
    and assumed conversions .................    $  168,272    12,049,911    $     0.01
                                                 ==========    ==========    ==========

     For the November 30, 1999 and August 31, 1999, anti-dilutive securities existed. (see Note 6)

NOTE 13- EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of November 30, 1999 and 1998, 151,375 and 85,375 warrants have been issued to various employees. Of these outstanding warrants, 29,000 were exercised for the year ended August 31, 1999 and none for the year ended August 31, 1998. Additionally, 10,250 warrants have expired as of August 31, 1999.

NOTE 14 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended November 30, 1999 and 1998, employee contributions were approximately $120,045 and $74,654, respectively. The Company matched approximately $39,385.23 and $22,765 respectively for those same periods.

NOTE 15 - MAJOR CUSTOMER:

      As of November 30, 1999, the Company had a receivable due from Link - Two Communications (Link II) in the amount of $6,641,892. This account receivable has been converted to a note receivable (see Note 9). As of August 31, 1999, Link II is continuing to sell equity securities, assets, and products that are being used to retire this note receivable. This receivable is secured by substantially all assets of Link II including radio frequency licenses that have been valued by outside appraisal firms to in excess of twenty million dollars. In August 1999, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risks involved with this receivable are minimal.

NOTE 16 - SUBSEQUENT EVENTS:

      During January 2000, the Company signed a letter of intent with Atlantic Pacific Communications, Inc. to acquire Atlantic Pacific Communications (AtlanticPacific) for 519,000 restrictive shares of common stock. Additionally, the principal shareholders of Atlantic Pacific can earn an additional 3,000,000 restricted common shares over a over a four-year period of time upon attainment of stipulated sales levels between $10,000,000 and $60,000,000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the three months ended November 30, 1999, the Company's primary operations were concentrated in the on-going development, marketing and beta testing of multi-media set top devices. These new products are currently being tested by multinational distribution companies, internet service providers, national retail distribution companies and multiple international hotel companies. The Company expects to complete most beta testing during the second quarter ending February 28, 2000.

      Revenues for the three months ended November 30, 1999 and 1998 totaled $656,000 and $931,000, respectively. The decrease in revenues is principally due a decrease in sales to infrastructure customers and discontinuance of a research and development contract with a computer manufacturer. During this current quarter, the Company's marketing resources were directed to identifying product demand for the set top devices and development new wireless application customers. The Company anticipates that these sales efforts will provide new customers in the wireless, internet and convergent set top device markets and constitute the majority of sales in the ensuing fiscal year. Concurrent with this marketing effort, the Company is currently negotiating with domestic and international manufacturing concerns to support significant production activity for the multi-media set top devices.

      Operating expenses for the three months ended November 30, 1999 and 1998 totaled $534,000 and $535,000, respectively. For the current quarter, the research and development expenses increased $99,000 over the 1998 amount of $154,000. This increase is attributable to additional personnel employed to support the development necessary to market the multi-media set top devices and other wireless applications.

      Current assets as of November 30, 1999 and August 31, 1998 totaled $4,214,000 and $3,072,000, respectively. The principal increase in working capital was due to the $4,500,000 convertible debenture funding. Current liabilities as of November 30, 1999 and August 31, 1998 totaled $2,390,000 and $1,414,000, respectively. This increase is attributable to the increase in notes payable of $1,500,000. The $1,500,000 credit facility allows the Company to repay this note through the issuance of common stock, and as of January 14, 2000, the company had issued 53,601 shares of its common shares to pay $100,000 of principal and accrued interest.


      The Company's shareholders' equity as of November 30, 1999 and August 31, 1998 totaled $8,999,000 and $8,894,000, respectively. Cash flows used by operating activities for the three months ended November 30, 1999 and 1998 totaled $635,000 and $513,000, respectively. Cash flows provided (used) by investing activities for the three months ended November 30, 1999 and 1998 totaled $33,000 and $(26,000), respectively. Cash flows provided(used) by financing activities for the three months ended November 30, 1999 and 1998 totaled $1,519,000 and $(19,000), respectively.

      A substantial portion of the Company's other assets is concentrated in notes receivable due from Link-Two Communications, Inc. The collection of this amount is contingent upon the successful sale of equity by Link-Two and the generation of operating revenues from their two-way messaging system The Company has established a credit committee to assist Link-Two in its securing of financing. Additionally, Link-Two's receivable is secured by substantially all assets of Link-Two including radio frequency licenses which management believes to be valued in excess of the amounts due the Company.

We entered into a $4,500,000 convertible note credit facility, of which we have drawn down $1,500,000 and the balance is available subject to certain terms and conditions. We believe that our current cash position will provide sufficient working capital through August 2000. Thereafter, we will need additional working capital, either by drawing down on our credit facility or through equity financing. Additionally, the Company is negotiating with lenders to obtain acquisition and production financing, although there is no assurance that such financing can be obtained.

IMPACT OF YEAR 2000

      Even though the date is now past January 1, 2000, and we have not experienced any immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers.

      The year 2000 posed issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for dates such as 9/9/99. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

          In assessing the effect of the Year 2000 problem, we determined that there existed two general areas that needed to be evaluated:

o     Internal infrastructure; and

o     Supplier/third-party relationships.

          A discussion of the various activities related to assessment and actions resulting from those evaluations is below.


          INTERNAL INFRASTRUCTURE. - During the fiscal year 1999, we undertook and completed a project to replace our accounting and manufacturing information systems that we found to not be Year 2000 compliant. We presently believe that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our business, our products or installed systems. As of January 14, we have not suffered any problems or interruptions due to the Year 2000 problem.

          SUPPLIERS/THIRD-PARTY RELATIONSHIPS. - We rely on outside vendors for water, electrical, and telecommunications services as well as climate control, and other infrastructure services. We did independently evaluate the year 2000 compliance of the systems utilized to supply these services. We have not received any assurance of compliance from the providers of these services. Any failure of these third-parties to resolve year 2000 problems with their systems could have a material adverse effect on our business.

          CONTINGENCY PLANS. - Based on the above actions, we have not developed a formal contingency plan to be implemented as part of our efforts to identify and correct year 2000 problems affecting our internal systems. However, if we believe it is necessary, we may take the following actions:

      o  Short to medium-term use of backup equipment and software;

      o  Increased work hours for our personnel; and

      o  Other similar approaches.

          If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business. Based on the actions taken to date, and the lack of any problems to date, we are reasonably certain that we have identified and resolved all year 2000 problems that could hurt our business.

PART 2. - OTHER INFORMATION

      ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES

      In September 1999, the company issued 61,667 shares of common stock to two individuals for $36,317. The company believes that these issuances were exempt from registration pursuant to Section 4(2) of the Act as transactions by an issuer not involving any public offering.


      In October 1999, the company issued a convertible note in the amount of $1,500,000. The company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving any public offering.


      ITEM 6 - EXHIBITS OF REPORT ON FORM 8-K

           (a) Exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K
              none


                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        EAGLE WIRELESS INTERNATIONAL, INC.


      Date: January 14, 2000                          By: /s/ H. DEAN CUBLEY
                                                      Dr. H. Dean Cubley
                                                      President

                                                      /s/ RICHARD R. ROYALL
                                                      Richard R. Royall
                                                      Chief Financial Officer
                                      -19-