Form 10KSB/A
period 1999-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2000-01-31
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

--------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        EAGLE WIRELESS INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER: 0-20011

            TEXAS                                         76-0494995
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

                  101 COURAGEOUS DRIVE, LEAGUE CITY, TEXAS 77573
                (Address of Principal Executive Office)(Zip Code)

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average bid and ask price on the OTC Electronic Bulletin Board on January 21, 2000 was $86,133,131. As of January 21, 2000 registrant had 14,306,468 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

ITEMS                                                                  PAGE

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS......................................1

ITEM 2.     DESCRIPTION OF PROPERTIES....................................8

ITEM 3.     LEGAL PROCEEDINGS............................................9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.........................................10

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................11

ITEM 7.     FINANCIAL STATEMENTS........................................12

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.........................12


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS.............................................13

ITEM 10.    EXECUTIVE COMPENSATION......................................16

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS MANAGEMENT...........................................17

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...............17

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K............................17

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

      We are a worldwide supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. In addition, radio remote control products have been added to our product line. Recently, we introduced a multi-media home entertainment product to the telecommunications industry. We design, manufacture, market, and service our products under the Eagle name. These products include transmitters, receivers, controllers, radio and telephone systems, and software and other equipment used in personal communications systems, which includes paging, voice messaging, cellular and message management, and mobile data systems. The manufacture, sale and operation of most of our products are regulated by the United States Federal Communication Commission, or FCC. We also provide consulting and product installation and repair services.

      We were incorporated in May 1993, but did not conduct any substantive business operations until April 1996. In August 1997, we amended our articles of incorporation and changed our name to its current name. Unless otherwise indicated, all information in this Form 10-KSB/A has been adjusted to reflect the amended articles of incorporation. We are located at 101 Courageous Drive, League City, Texas, 77573 and our telephone number is 281-538-6000.

PRODUCT CATEGORIES

      WIRELESS MESSAGING PRODUCTS

      For the fiscal years ended August 31, 1998, and 1999, infrastructure equipment, which includes License Starter, transmitters, base stations, power amplifiers, link products, multi-terminal arbitrator, Extend-a-Page, Hot Switch Panel, and consulting services accounted for substantially all of our net sales.

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

      However, this limitation may have been overcome in the United States as a result of the auction in 1994 by the FCC of nationwide and regional licenses for designated narrowband personal communication services, or NPCS, radio frequencies or spectrum to service providers. Many of the nationwide license holders and many of the regional license holders are current Eagle customers, directly or indirectly. The cost of the licenses to the NPCS auction winners in 1994 was approximately $1 billion. The FCC anticipates that these NPCS licenses will be used to provide such new services as pager location, two-way acknowledgment paging, advanced voice paging and data services.

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

      We manufacture products that will enable paging license holders to legally put their systems into operation, at a low cost, a strategy we have adopted to create a captive customer in terms of future build out.

      We offer our customers an end-to-end solution for NPCS applications. We have developed new technology based products with enhanced architecture and technology from our existing paging systems to accommodate the advanced services available through paging and PCS. This system approach includes full product lines of radio frequency network controllers, transmitters, receivers, and a special satellite receiver system (to receive the response message from the end-user). We are currently shipping our NPCS products to various beta test sites, based on product development schedules and the build-out requirements of the NPCS license holders. The design of a paging system is customer specific and depends on:

      o the number of paging subscribers the service provider desires to accommodate,
      o   the operating radio frequency,
      o   the geography of the service area,
      o   the expected system growth, and
      o   specific features desired by the customer.

      Paging equipment hardware and software that we develop may be used with all types of paging service, including voice, tone numeric (telephone number display) or alphanumeric messaging (words and numbers display).

      SWITCHES

      We are involved at an early stage in the development of industry wide technology standards and are familiar with developments in paging protocol standards throughout the world. We work closely with our customers in the design of large, complex paging networks. We believe that our customers' purchasing decisions are based, in large part, on the quality and technological capabilities of such networks. We believe that the advanced hardware and software features of our switches ensure high reliability and high volume call processing.

      RADIO FREQUENCY EQUIPMENT, TRANSMITTERS AND RECEIVERS

      Transmitters are available in frequency ranges of 70 MHZ to 960 MHZ and in power levels of 2 watts to 500 watts. Radio link receivers are available in frequency ranges of 70 MHZ to 960 MHZ. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C-band frequencies.

      Our range of receivers detects the responses back from the two-way NPCS subscriber devices. The receivers take advantage of DSP demodulation techniques that maximize receiver performance. Depending upon frequency, antenna height, topography and power, our transmitter systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells, which vary from 3 to 15 miles in diameter. Our transmitters are designed specifically for the high performance and reliability required for high-speed simulcast networks.

      MULTIMEDIA DEVICES

      We recently developed WebFlyer, an Internet Set-Top-Box designed to access the Internet and e-mail through a television set for individual or commercial use. The WebFlyer is the latest product to be introduced into the multimedia home entertainment arena. It uses a standard TV set as a monitor, allowing the user to connect to their chosen ISP on the Internet. The multi-media entertainment device can at a minimum:

      o   Receive, write and send e-mail,
      o   Write a letter, work on a spreadsheet,
      o   Play games, use learning tools,
      o   Watch movies from CDs, DVDs, or even downloaded from the Internet, and
      o Record on the hard drive direct from the TV, providing better quality picture than through a VCR

      CONTROLLERS

      We currently offer products for transmitter control known as the L20TX transmitter control system, which is a medium-feature transmitter control system used in domestic and international markets.

      CURRENT PRODUCTS AND SERVICES

      Our principal products and enhancements we currently manufacture and sell relate to our wireless messaging products and include the following:

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

      EXTEND-A-PAGE

      Extend-a-Page is a compact lower-power transmitter and receiver set designed to provide fill-in coverage in fringe locations where normal paging service from a wide-area paging system is not adequate. The Extend-a-Page receives the paging data on either a radio frequency, or RF, control link or wireline link and converts this information into low power simulcast compatible paging transmissions on any of the common paging frequencies. The Extend-a-Page transmits the paging information at a one to two Watt level directly into hard to reach locations such as hospitals, underground structures, large industrial plants, and many locations near the outer coverage contour of paging systems.

      LINK PRODUCTS

      Radio frequency and wireline communication links are needed to connect multiple transmitters within a paging network. Eagle provides both Link equipment (the Link 20TX, 20RX, 20GX and 20PX) and the Link 20 software to facilitate this interconnection. Major competitors have licensed the Eagle Link 20 software and have incorporated it as an industry standard into their radio-paging terminals. Customers may also purchase the same software directly from Eagle as part of an Eagle system at a lesser cost. Management believes that our software allows the user to mix and match the products of different vendors on a common radio-paging system.

      MICROBEEP

      The MicroBeep paging terminal is a small paging terminal that can be plugged into the expansion slot of an IBM compatible computer. This fully-contained paging terminal includes a low-power transmitter and subscriber software. This system is used for local paging applications within factories, offices, restaurants and campuses.

      MULTI-TERMINAL ARBITRATOR

      The Multi-Terminal Arbitrator is a programmable communications switch that facilitates the sharing of a single radio-frequency transmitter by a maximum of eight different paging terminals. A target market for this product is in private carrier paging, or PCP, where multiple companies share the same radio frequency and are required to coordinate the sharing activities.

      TWO-WAY MESSAGING DEVICES

      We are a licensed distributor of spread-spectrum wireless messaging receivers that, when used in conjunction with our one-way paging transmitters, provides a two-way messaging system for both consumer and industrial applications. In addition to the receivers, we currently sell and distribute a wireless water meter, a wireless power meter, a wireless gas meter, a wireless home security alarm, a wireless vehicle tracking system and a multi-purpose wireless module that can be combined with a wide variety of switch-type applications.

      CONSULTING SERVICES

      We routinely provide consulting services on a contract basis to support the sale of our main product lines. Examples of these consulting services include the design and installation of radio paging systems. We also perform research and development on a contract basis.

      NEW BROADBAND MULTIMEDIA AND INTERNET PRODUCTS

      We have developed a complete new line of broadband multimedia Set-Top-Box products during 1999 and are test marketing these products under the name of BroadbandMagic.com. We are currently negotiating to obtain the necessary financing to produce and market these devices. These new products are multimedia-based products that provide a user with the ability to interface their Internet connection, their broadcast video source, their cable or DSL source, or their satellite video source directly to their television receiver. We are marketing the new multimedia and Internet products as Convergence Set-Top-Boxes or CSTB products. One version of the CSTB includes a DVD player and full high performance computer functionality as well as all of the other CSTB capabilities. The marketing plan of Eagle through BroadbandMagic.com is to initially focus on the large Internet service providers or ISP's who typically bundle Set-Top-Boxes with their service as their own marketing strategy. In addition, the CSTB will be marketed to large retail distributors, through our representative network, to large OEM clients, as well as through a new BroadbandMagic.com e-commerce web site and other e-commerce sites.

SERVICE AND SUPPORT

      We provide service to customers on a regular basis including installation, project management of turnkey systems, training, service or extended warranty contracts. We believe that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when a customer seeks new services or system expansions. This relationship is further developed as customers come to depend upon us for installation, system optimization, warranty and post-warranty services.

      We have a warranty and maintenance program for both our hardware and software products. Our standard warranty provides customers with repair or replacement of any defective equipment we manufacture. The warranty is valid on all products for the period of one year from the later of the date of shipment or the installation by an Eagle Wireless qualified technician.

CUSTOMERS

      We sell to a broad range of customers worldwide. In the United States, customers include the regional Bell operating companies, medical paging operators, and public and private radio common carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers. Our customers include Motorola, Pac-Tel, Scientific Atlanta, Bell Atlantic, Metrocall, ProNet, Pacific Bell, SkyTel, Link-Two Communications and the U.S. Department of Defense.

      Our largest customer, Link-Two, accounted for approximately 43% of our sales for the fiscal year ended August 31, 1999. Link-Two is a common carrier of exclusively wholesale one-way paging and two-way messaging network services. Its customers purchase paging network services as an aggregator and resell Link-Two's network services to individual subscribers and other communications providers. Link-Two has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link-Two has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. Link-Two is currently operational in Houston and Dallas, Texas.

MARKETING AND SALES

      We market our products and services in the United States through representative organizations and internationally through agents. As our business is highly technical, a majority of sales are complete systems with technical support. A large percentage of our marketing comes from direct sales by the employees. We also utilize distributors and agents to sell our products in countries and geographic regions to market outside of our core markets.

      We currently have non-exclusive arrangements with eight distributors and agents to service selected regions within the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis and we have one exclusive arrangement with a distributor to service Australia. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis. We have an agreement with Motorola, which provides that several products we offer are to be listed in Motorola's product catalog under the Eagle name. In addition, we have been granted the status of a value-added reseller by Lucent Technologies for all of Lucent's wireless networking and Internet product lines. We have recently developed a manufacturers representative for the new multimedia and Internet product lines. Currently this program consists of fourteen manufacturers representatives on a world wide basis.

      We maintain an Internet website at http://www.eglw.com where information can be found on our products and services. The website provides customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative.

INTERNATIONAL BUSINESS RISK

      In 1998 and 1999, we generated net sales in markets outside of the United States, which amounted to 1.3%, and .5% of our total net sales for the fiscal years ended August 31, 1998, and 1999 respectively. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.

RESEARCH AND DEVELOPMENT

      We believe that a strong commitment to research and development is essential to the continued growth of our business. One of the key components our development strategy is the promotion of a close relationship between our development staff, internally with our manufacturing and marketing personnel, and externally with our customers. This strategy has allowed us to develop and bring to market customer-driven products.

      We have focused a large portion of our new development resources during 1999 on the development of the new broadband multimedia and Internet product line. In addition we have formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the CSTB product line. We will continue to incur research and development expenses with respect to the CTSB product line during the current fiscal year.

      We also has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, radio frequency and data network design. We believe that by having a research and development staff with expertise in these key areas, we are well positioned to develop enhancements for our existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed us to reduce the time for bringing new products to market. Our research and development expenditures for the fiscal years ended August 31, 1998, and August 31, 1999 were $333,200, and $438,693, respectively.

MANUFACTURING

      We currently manufacture our wireless products at our facilities in Houston, Texas. Subcontractors at various locations throughout the world manufacture subassemblies for Eagle Wireless. Our manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to our customers' specifications. The components and assemblies used in our products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in our products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, we purchase sufficient quantities of components, which have long-lead requirements in the world market. We ensure that all products are tested, tuned and verified before shipment to the customer. We have determined that the most cost effective manufacturing method for our high volume multimedia and Internet product line will be to utilize offshore contract production facilities supplemented with high volume U.S. based contract facilities. The high volume requirements of the CSTB product line are well beyond the capabilities of our current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, we have selected SCI, a U.S. owned company with manufacturing facilities in over twenty countries around the world. The initial manufacturing location for the CSTB is the SCI facility in Singapore.

COMPETITION

      We supply transmitters, receivers, controllers and software used in paging, voice messaging and message management systems. While the services from our products represent a significant portion of the wireless personal communications industry today, the industry is expanding to include new services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same PCS markets that we serve. Some of our competitors, and all competitors that have publicly tradable securities, have significantly greater resources than we do, and there can be no assurance that we will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone industry, some of which are larger and have significantly greater resources than we do, could elect to enter into our markets and compete with our products. There can be no assurance that we will be able to increase our market share in the future.

      We compete with many established companies in the Set-Top-Box business including Microsoft, Scientific Atlanta, General Instruments, and many smaller companies. Most of these companies have greater resources available than we do. The markets that are currently developing for multimedia and other Internet related products are extremely large and growing daily. We have conducted extensive study of these markets and are of the belief based on this research that we can effectively compete in these markets with our new CSTB product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that we can gain significant market share in the future.

PROPRIETARY INFORMATION

      We attempt to protect our proprietary technology through a combination of trade secrets, non-disclosure agreements, technical measures, and common law remedies with respect to some proprietary technology. Such protection may not preclude competitors from developing products with features similar to our products. The laws of some foreign countries in which we sell or may sell our products do not protect our proprietary rights in the products to the same extent as do the laws of the United States. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. If such litigation resulted in our inability to use technology, we may be required to expend substantial resources to develop alternative technology. There can be no assurance that we could successfully develop alternative technology on commercially reasonable terms. More recently we have registered and trademarked the name of BroadbandMagic.com for our new wholly owned subsidiary. We believe this to be a very valuable addition to the intellectual property rights of the Eagle Wireless.

REGULATION

      Many of our products operate on radio frequencies. Radio frequency transmissions and emissions, and equipment used in connection therewith are regulated in the United States and internationally. Generally, we must obtain regulatory approvals in connection with the manufacture and sale of our products, and our customers must obtain regulatory approvals to operate our products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for our products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for our products by providing users of those products with opportunities to establish new paging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on our business.

EMPLOYEES

      At January 20, 2000, we employed approximately 31 persons and retained 6 independent contractors. We believe our employee relations to be good. We enter into independent contractual relationships with various individuals, from time to time, as needed.

RECENT DEVELOPMENTS

      In October 1999, we entered into a convertible debenture arrangement with Global Capital Advisors, LTD to fund up to $4,500,000 over a two-year period subject to certain terms and conditions. Additionally, we are committed to issue up to 280,000 warrants with exercise prices ranging from $1.54 to $1.75 per share, expiring in October 2002. We have met the first of such criteria and we have sold $1,500,000 of the debentures and issued warrants to purchase 149,875 shares of common stock to Global Capital. The three-year convertible debenture bears interest at seven percent and can be redeemed in our common stock or cash. These convertible debentures are secured by a note receivable from Link Two Communications, Inc. of $6,000,000.

ITEM 2.     DESCRIPTION OF PROPERTY

      Our headquarters are located in League City, Texas and include approximately 23,000 square feet of leased office and production space. The lease is at market rates and expires in 2001. We have insured our facilities in an amount we believe is adequate and customary in the industry. We believe that our existing facilities are adequate to meet our current requirements but we anticipate the need for acquiring additional space within the next two years. We believe that suitable additional space in close proximity to our existing headquarters will be available as needed to accommodate such growth of our operations through the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

      In September 1999, Eagle Wireless was named as defendant in a lawsuit, involving our former landlord regarding an alleged breach of the lease and a claim for approximately $25,000 filed in the County Civil Court at Law No.1 in Harris County, Texas. We are currently in discovery and we intend to vigorously defend this lawsuit. We have filed a countersuit against our former landlord claiming breach of the lease in an attempt to recover deposits, and collect damages in connection with the dispute regarding our former rental space.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Our common stock trades under the symbol EGLW on the OTC Electronic Bulletin Board. The market for our common stock on the OTC Electronic Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the our common stock since trading commenced on the OTC Electronic Bulletin Board on October 27, 1997, as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     FISCAL YEAR ENDED AUGUST 31, 1999                          HIGH        LOW
                                                               -----       -----
            1st Quarter                                        $2.00       $1.09
            2nd Quarter                                        $3.06       $1.53
            3rd Quarter                                        $2.81       $1.66
            4th Quarter                                        $2.75       $1.03

     FISCAL YEAR ENDED AUGUST 31, 1998                          HIGH        LOW
                                                               -----       -----
            1st Quarter (commencing 10/27/97)                  $4.75       $2.75
            2nd Quarter                                        $3.56       $0.88
            3rd Quarter                                        $1.69       $1.12
            4th Quarter                                        $2.16       $0.88

      On January 20, 2000, the last sales price of our common stock as reported by the OTC Electronic Bulletin Board was $6.19. We believe that as of January 20, 1999, there were over 230 record owners of our common stock. Our present policy is not to pay cash dividends and to retain future earnings to support future growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, our earnings, financial condition, capital requirements and other factors that the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES IN FISCAL 1999

      In February 1999, we issued 34,470 shares to a consultant for services rendered in the amount of $67,927.69. We believe that the above-captioned transaction is exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

      In August 1999, we issued 1,775,209 shares of common stock to seven individuals, four trusts and two entities upon the exercise of certain warrants. We believe that the above-captioned transaction is exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

      In September 1999, we issued 61,667 shares of common stock to two individuals for $36,317. WE believe that these issuances were exempt from registration pursuant to Section 4(2) of the Act as transactions by an issuer not involving any public offering.

      In October 1999, we issued a convertible note in the amount of $1,500,000. We believe that this issuance was exempt from registration pursuant to Section 4(2) of the Act as a transaction by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and accompanying notes to the financial statements.

      During the year ended August 31, 1999, the majority of our revenues originated from shipments for a two-way messaging system that we are installing for Link-Two Communications in the Houston and Dallas metroplexes and from contract research and development services. Other sales during this period were to our broader customer base and were comprised principally of paging infrastructure products. This sales mix is consistent with the pattern of sales we realized during the year ended August 31, 1998. The expansion of our manufacturers' representative organization during the year did not significantly contribute to an increase in the sales of our paging infrastructure products. A major restructuring within the paging equipment industry by both Motorola and Glenayre Electronics and the implementation of cost reduction campaigns by paging carriers have created uncertainty in the paging equipment industry that has caused many customers to delay paging infrastructure equipment purchases.

      We plan to concentrate our business efforts in the development, marketing and beta testing of our multi-media set-top devices. These new products are currently being tested by multinational distribution companies, Internet service providers, national retail distribution companies and multiple international hotel companies. We expect to complete most beta-testing during the second quarter ending February 29, 2000. We plan to focus our marketing resources to identify product demand for the set-top devices and development new wireless application customers. Concurrent with this marketing effort, we intend to negotiate with domestic and international manufacturing concerns to support production activity for the multi-media set-top devices.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 1999 COMPARED TO THE YEAR ENDED AUGUST 31, 1998

NET SALES. For the year ended August 31, 1999, net sales on products sold decreased to $2,217,275 from $4,827,434 during the year ended August 31, 1998. The decrease of $2,610,159, or 54%, was attributable to the shifting focus to the research, development and sale of the set-top devices, and away from our traditional products.

COST OF GOODS SOLD. For the year ended August 31, 1999, cost of goods sold on our product sales decreased to $1,336,502 from $1,964,954 during the year ended August 31, 1998. The decrease of $628,452, or 32%, was primarily attributable to fewer products sold and costs associated with production. The decrease in cost of sales reduced our gross profit percentage for products sold and increased costs associated with production.

OPERATING EXPENSES. For the year ended August 31, 1999, operating expenses decreased to $1,318,981 from $2,107,058 during the year ended August 31, 1998, a decrease of $788,077 or 37%. The primary portions of the decrease are discussed below:

      o   A $677,854 decrease in salaries, or 92%.

      o   A $117,356 decrease in advertising and promotion, or 61%.

      o   A $130,789 decrease in other support costs, or 16%.

However, our research and development costs increased approximately $202,000 due to existing officers and employees being utilized in the development of the wireless set-top devices.

NET EARNINGS. For the year ended August 31, 1999, our net earnings decreased to $168,271 from $770,968 during the year ended August 31, 1998.

CHANGES IN CASH FLOW. Our operating activities used net cash of $405,953 in fiscal 1999 and $1,498,393 in fiscal 1998. The decrease in net cash used by operating activities in fiscal 1999 was primarily attributable to a change in our business activities. Our investing activities used net cash of $1,528,262 in fiscal 1999 and $344,519 in fiscal

1998. Such increase was due primarily to an increase in our investment in Link-Two Communications in 1999. Our financing activities provided cash of $1,024,935, in fiscal 1999 and $45,596 in fiscal 1998, and such increase was primarily the result of financing activities consisted primarily of the sale of common stock, which was partially offset by the repayment of shareholder advances.

LIQUIDITY AND CAPITAL RESOURCES

      In October 1999, we entered into a convertible debenture arrangement with Global Capital Advisors, LTD to fund up to $4,500,000 over a two-year period subject to certain terms and conditions. Additionally, we are committed to issue up to 280,000 warrants with exercise prices ranging from $1.54 to $1.75 per share, expiring in October 2002. We have met the first of such criteria and we have sold $1,500,000 of the debentures and issued warrants to purchase 149,875 shares of common stock to Global Capital. We may borrow additional funds if we meet the following conditions:

      o the effectiveness of the registration statement covering resales of the shares underlying the debentures and warrants;

      o the accuracy and completeness of Eagle Wireless's representations and warranties as stated in the purchase agreement;

      o the absence of suspensions of trading in or delisting, or pending delisting, of our common stock;

      o   the receipt of legal opinions from our counsel;

      o the receipt of an accountant's "comfort letter" or "agreed upon procedures" letter;

      o the completion of due diligence investigations by Global Capital and the absence of disputes with respect thereto; and

      o the absence of material adverse changes in our financial condition or prospects or share listing status or price.

The three-year convertible debenture bears interest at seven percent and can be redeemed in our common stock or cash. We will either redeem the debentures for cash within four years or the debentures may be converted into common stock if we meets specified conditions. If the full amount of the financing is not required we have the option to cancel any remaining unused portion by paying a 1% termination fee. These convertible debentures are secured by a note receivable from Link Two Communications, Inc. of $6,000,000. In January we issued 53,601 shares of common stock which repaid $100,000 of principal and accrued interest.

      As of November 30, 1999, we had working capital of $1,824,000. We have drawn down $1,500,000 of the convertible debenture facility and the balance is available subject to certain terms and conditions. Our current level of operations is consuming cash at a rate of approximately $200,000 per month. We believe that our current cash position will provide sufficient working capital through June 2000. However, a decrease in expected revenues resulting from adverse economic conditions or otherwise, unforeseen costs, insufficient market penetration, inability to collect our notes receivable from Link-Two and production and marketing costs of new product introductions could shorten the period during which the current working capital may be expected to satisfy our capital requirements. Thereafter, we will need additional working capital, either by drawing down on our credit facility through the exercise of warrants, or through debt or equity financing.

      We are currently in negotiations regarding a term loan to provide additional working capital to fund the development, production and marketing of our expanded product line. Although these negotiations are underway, we have not established a line of credit or other similar financing arrangements with any lenders as of January 20, 2000. There can be no assurance that we will be able to obtain any funding from any external sources on suitable terms, if at all.

      As of January 20, 2000, we had no material capital commitments other than our credit facility.

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

INTERNAL INFRASTRUCTURE. - During the fiscal year 1999, we undertook and completed a project to replace our accounting and manufacturing information systems that we found to not be Year 2000 compliant. We presently believe that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for our business, our products or installed systems. As of January 14, 2000, we have not suffered any problems or interruptions due to the Year 2000 problem.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements concerning matters of accounting principles or financial statement disclosure between Eagle Wireless and McManus & Company of the type requiring disclosure hereunder.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Our directors and executive officers are:

      NAME                       AGE      POSITION
      ----                       ---      --------
H. Dean Cubley                   58       Chairman of the board of directors,
                                          president and chief executive officer

Christopher W. "James" Futer     60       Director, executive vice president and
                                          chief operating officer

A. L. Clifford                   55       Director

Senator Gary Hart                65       Director

Richard Royall                   53       Chief financial officer

      DR. H. DEAN CUBLEY has served as chairman of the board, president and chief executive officer of Eagle Wireless since March 1996. Before that, Dr. Cubley served as vice-president of Eagle Telecom, Inc. from 1993 to March 1996. Dr. Cubley is also a member of the Oversight Committee for the University of Houston Epitaxy Center, which managed the Wake Shield Flight aboard the Shuttle in September 1995. Dr. Cubley has over 35 years of extensive experience in the field of telecommunications. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center in the Electromagnetic Systems Branch of the Engineering and Development Directorate. For a five-year portion of that period, Dr. Cubley was the Antenna Subsystems Manager for all spacecraft antennas for the Shuttle Program. Dr. Cubley's duties included overall responsibility for the design, development, costs schedules and testing of the
antennas and hardware for all Shuttle flights.   Throughout his career, Dr.
Cubley has authored or co-authored over fifty publications. In addition, he has a total of eight patents and patents-pending registered in his name. Dr. Cubley received a bachelor of science degree in electrical engineering from the University of Texas in 1964 and a masters degree in electrical engineering from the University of Texas in 1965. In 1970, Dr. Cubley received his Ph.D. in electrical engineering from the University of Houston.

      CHRISTOPHER W. "JAMES" FUTER has served as a director, chief operating officer and vice president of Eagle Wireless since March 1996. Before that, Mr. Futer served as sales manager of Eagle Aerospace, Inc. Telecom Division from November 1994 until February 1996. From May 1993 to November 1994, Mr. Futer was employed as a vice president of operations with Starcom, Inc. Before May 1993, he was employed with Paging Products International. Mr. Futer was a manager of Universal Cellular, Inc., a California corporation, from October 1990 until February 1991. Mr. Futer resigned from Universal Cellular in February 1991 due to his disagreement with Universal Cellular management over its business policy and practices. In June 1993, UCI filed for protection under the federal bankruptcy laws. Mr. Futer's spectrum of experience has included work in the fields of hi-tech flight simulation and display technologies (especially those of light emitting diodes and liquid crystal displays), and in consumer electronics, i.e. electronic watches, pocket calculators, and electronic games. Most recently, he has been involved in pager design, manufacture and marketing, as well as the wider field of paging equipment. His international background includes work with Hatfield Instrument (in England, where he was born), Canadian Aviation Electronics, located in Montreal, Canada, General Instruments (in Canada and the United States), Litronix (in California) and Siemens (living in California and England and commuting to the head office in Munich, as well as Berlin, Paris and Milan). In 1975, he was instrumental in implementing a major "turn-key" technology transfer from Canada to the (then) Soviet Union for the manufacture of hand-held electronic calculators, an operation which the Soviets then improved from the consumer level and adapted to suit their particular requirements. Since 1975, Mr. Futer has had extensive in-depth experience of interfacing with Pacific Rim countries. In 1992 and 1993, he spent time in the People's Republic of China coordinating a successful technology transfer for one of the first pager manufacturing facilities.

      A. L. CLIFFORD has served as a director since December 1996. Mr. Clifford has served as president of Clifford & Associates for over five years, a company involved in the distribution of electrical and electronic products throughout the Midwest since 1920. Mr. Clifford is a graduate of the University of Miami, where he studied business and attended law school.

      SENATOR GARY HART has served as a director since January of 1998 and served in the United States Senate from 1975 to 1987. During his twelve years in the Senate he served on the Senate Armed Services Committee where he specialized in nuclear arms control and Naval issues. Senator Hart also served on the Senate Select Committee to Investigate the Intelligence Operations of the United States Government and was an original member of the new Senate Intelligence Oversight Committee from 1975 to 1978. Senator Hart was also a congressional advisor to the Salt II talks with the Soviet Union in Geneva. He is the author of numerous books, including RUSSIA SHAKES THE WORLD (1991). Since leaving the Senate he has served as a strategic advisor to major U.S. corporations, focusing on the former Soviet Union and Eastern Europe. Senator Hart is a graduate of Yale Law School, the Yale Divinity School and Southern Nazarene University.

      RICHARD R. ROYALL has served as chief financial officer since March 1996. Mr. Royall has been a certified public accountant since 1971. From 1971 to 1976, Mr. Royall was employed with Haskins & Sells, Laventhol & Horwath (a partner from 1976 to 1986), and Bracken, Krutilek & Royall (1986). In 1986, Mr. Royall practiced accounting as a sole proprietor. Since 1987, Mr. Royall has been a partner in Royall & Fleschler, certified public accountants. In addition, Mr. Royall serves as financial officer and director of companies operating in the finance and chemical industries, none of which are affiliated with Eagle Wireless.

      During the fiscal year ended August 31, 1999, our board of directors had four meetings. No incumbent director attended fewer than 75% of the aggregate number of meetings of the Board. Our directors hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Directors are reimbursed for out-of-pocket expenses to attend meetings. We have not established and do not maintain any compensation, audit, executive or nominating committees. There are no family relationships among any of the directors and executive officers of Eagle Wireless.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by Eagle Wireless and on representations from certain reporting persons, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table provides information regarding compensation paid to our chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended August 31, 1999.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                        ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                               -------------------------------------            -------------------------------------------------
NAME AND PRINCIPAL                                                              RESTRICTED
POSITION                       YEAR       SALARY     BONUS     OTHER            STOCK AWARD            OPTIONS              OTHER
                               ----     ---------    ------    -----            -----------            -------              -----
H. Dean Cubley
Chief executive officer        1999     $ 100,000    $    -    $   -           $   -                   $   -                $   -

                               1998     $  91,923    $    -    $   -           $   -                   $   -                $   -

                               1997     $  65,407    $    -    $   -           $   -                   $   -                $   -

      We have not entered into employment agreements with any of our executive officers.

STOCK OPTIONS

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of common stock have been reserved for issuance. As of the date of this prospectus, options to purchase 112,125 shares have been granted under the plan.


                            1999 STOCK OPTION GRANTS

                                   OPTIONS GRANTED         PERCENT OF TOTAL        EXERCISE PRICE
            NAME                      (SHARES)              OPTIONS GRANTED         (PER SHARE)               EXPIRATION DATE
------------------------------ ------------------------ ------------------------ ------------------- -------------------------------
H. Dean Cubley                            -                        -                     -                           -



         AGGREGATED OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

                                                                                                                 VALUE OF
                          SHARES ACQUIRED      VALUE         NUMBER OF SECURITIES UNDERLYING            UNEXERCISED IN-THE-MONEY
          NAME              ON EXERCISE       REALIZED             UNEXERCISED OPTIONS                         OPTIONS(*)
------------------------- ----------------- ------------- --------------------------------------- ----------------------------------
                                                            EXERCISABLE         UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
                                                          ---------------    -------------------- ---------------    ---------------
H. Dean Cubley                   -               -               -                   -                    -                   -

RETIREMENT PLANS

      In October 1997, we initiated a 401(k) plan for our employees which is funded through the contributions of its participants. The plan maintains that we will match up to 3% of each participant's contribution. For the years ended August 31, 1999 and 1998, employee contributions were approximately $103,000 and $56,500, respectively, whereas our matching contribution was $33,500 and $17,000, respectively for those same periods.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS MANAGEMENT

      The following table sets forth, as of January 21, 2000, the number and percentage of outstanding shares of our common stock owned by (1) each person known to beneficially own more than 5% of our outstanding common stock, (2) each director, (3) each named executive officer, and (4) all officers and directors as a group.


                                       SHARES OF COMMON STOCK
   NAME AND ADDRESS                      BENEFICIALLY OWNED   % OF VOTING POWER
   ----------------                    ---------------------- -----------------
   Hou-Tex Trust
   1331 Lamar, Suite 1375
   Houston, TX  77010                        2,569,300              17%

   H. Dean Cubley
   101 Courageous Drive
   League City, TX 77573                         -                   -

   Futer Family Trust
   1331 Lamar, Suite 1375
   Houston, TX  77010                        1,484,000              10%

   Gary Hart
   950 17th Street
   Denver, CO  80202                          150,000                1%

   Christopher W. Futer
   101 Courageous Drive
   League City, TX 77573                        5,000           less than 1%

   A.L. Clifford
   101 Courageous Drive
   League City, TX 77573                      632,667                4%

   All officers and directors as a
   group (5 persons)                          800,167               5.5%

------------------------------------

      It is assumed for the purposes of this table that no trading will occur within 60 days of the date of this document.

      The shares held by Hou-Tex Trust include the warrants to purchase 310,000 shares of company common stock at $4.00 per share which expire on August 31, 2000, and are redeemable by Eagle Wireless at $.05 per share if at any time the closing bid price of the common stock shall have equaled or exceeded $5.50 per share for a period of 20 consecutive trading days (the class A warrants), and warrants to purchase 310,000 shares of company common stock at $6.00 per share which expire on August 31, 2000, and are redeemable by Eagle Wireless at $.05 per share if at any time the closing bid price of the common stock shall have equaled or exceeded $7.50 per share for a period of 20 consecutive trading days (the class B warrants). Dr. Cubley disclaims beneficial ownership, as well as voting and disposition power, of the shares of common stock and warrants owned by the Hou-Tex Trust.

      The shares held by the Futer Family Trust include 110,000 shares of common stock underlying class A warrants, and 110,000 shares of common stock underlying class B warrants.

      Mr. Futer disclaims beneficial ownership, as well as voting and disposition power of the shares of common stock and warrants owned by the Futer Family Trust. Mr. Futer's ownership consists of options to purchase 5,000 shares of common stock at $1.25 per share which will expire on August 3, 2003, issued under our employee stock option program.

      Mr. Clifford has voting and disposition power of the 105,000 held in his name, 141,000 shares which are held in the name of The Clifford Family Trust, and 61,667 held by his wife. Mr. Clifford owns 110,000 shares of common stock underlying class A warrants and 110,000 shares of common stock underlying class B warrants.

      The shares held by Mr. Hart include 50,000 shares of common stock underlying class C warrants.

      The total number of shares held by officers and directors include options and warrants to purchase 275,000 shares of common stock that are currently exercisable.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Some of our principal stockholders (or affiliates thereof), including Messrs. Futer and Clifford are also principal stockholders of Link-Two, which is one of our principal customers. Mr. Clifford is also the chairman, and chief executive officer of Link-Two and Dr. Cubley is a director of Link-Two. We have entered an agreement with Link-Two which provides that we may receive up to an eight percent equity interest in Link-Two in lieu of accruing finance charges on the outstanding balance owed to us by Link-Two. Under the agreement, equity in Link-Two was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. In addition, because of the size of this receivable, Link-Two has provided us with a UCC on all of its assets including all its wireless license holdings. At August 31, 1999 and 1998, we had earned a 5.0% and 5.0%, respectively, minority equity interest in Link-Two. This is evidenced by the issuance of 240,000 shares of Link-Two common stock to Eagle Wireless. On October 1, 1999, Link II refinanced its existing accounts payable to us through the issuance of a $733,571 ten percent note secured by all lease station licenses and a $6,000,000 ten percent note secured by all assets, excluding licenses. These notes are due September 1, 2000. During October 1999, we pledged as collateral on the $4,500,000 convertible note, the $6,000,000 note receivable and its underlying collateral.

      In September 1996, Richard Royall was issued $.05 warrants to purchase 12,500 shares of common stock, and $5.00 warrants to purchase 12,500 shares of common stock. In July 1999, Mr. Royall exchanged these warrants for 12,500 shares of common stock. In July 1999, Mr. Futer exchanged 110,000 $.05 warrants, 110,000 $0.50 warrants, and $147,000 for 220,000 shares of common stock. In December 1997, Senator Gary Hart was issued class C $2.00 warrants to purchase 50,000 shares of common stock as compensation for serving on our board of directors. The class C warrants expire August 31, 2000 and are callable by Eagle Wireless at a price of $.05 per class C warrant when the closing bid price of the common stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

EXHIBIT NO.                   IDENTIFICATION OF EXHIBIT

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

10.4(1)           Mega Holding Corporation Agreement
10.5(2)           Stock Purchase Agreement by and between Eagle Wireless and GCA
                  Strategic Investment Fund Limited
23.1(3)           Consent of McManus & Co., Inc.
27.1(3)           Financial Data Schedule
---------------
(1) Filed as an Exhibit (with the same corresponding Exhibit No. listed herein) to the company's Registration Statement on Form SB-2 (File No. 333-20011) and incorporated herein by reference.
(2) Filed as Exhibit 10.1 to the company's Registration Statement on Form S-3 (File No. 333-20011) and incorporated by reference.
(3) Filed herewith.


      (b)   Reports on 8-K.


            None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       EAGLE WIRELESS INTERNATIONAL, INC.


                  By:    //s// H. DEAN CUBLEY
                         --------------------------
                         H. Dean Cubley
                         President


Date: January 26, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                      DATE

//s// H. DEAN CUBLEY          President, Chief Executive       January 26, 2000
--------------------          Officer, Director
H. Dean Cubley

//s// RICHARD ROYALL          Chief Financial Officer          January 26, 2000
--------------------
Richard Royall

//s// CHRISTOPHER W. FUTER    Vice President, Director         January 26, 2000
--------------------------
Christopher W. Futer

//s// A. L. CLIFFORD          Director                         January 26, 2000
---------------------
A. L. Clifford

                       EAGLE WIRELESS INTERNATIONAL, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Accountant's Report............................................F-1
Balance Sheets.............................................................F-2
Income Statement...........................................................F-3
Statement of Changes in Shareholders' Equity...............................F-4
Statements of Cash Flows...................................................F-5
Notes......................................................................F-6

                       EAGLE WIRELESS INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                    ASSETS

                                                                      AUGUST 31,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Current Assets:
     Cash  and  Cash  Equivalents (Note 1) ...............   $    187,965    $  1,097,245
     Accounts  Receivable (Note 2) .......................        286,269         245,889
     Inventories (Note 1) ................................      2,355,861       1,273,281
     Prepaid  Expenses ...................................        242,551          69,490
                                                             ------------    ------------
        Total  Current  Assets ...........................      3,072,646       2,685,905

PROPERTY  AND  EQUIPMENT (NOTE 1):
     Operating  Equipment ................................        922,204         933,050
     Less:  Accumulated  Depreciation ....................       (333,474)       (223,645)
                                                             ------------    ------------
        Total  Property  and  Equipment ..................        588,730         709,405

OTHER  ASSETS:
     Security  Deposits ..................................         17,014           8,944
     Investment  In  Affiliate (Note 9) ..................      6,641,892       5,146,189
                                                             ------------    ------------
        Total  Other  Assets .............................      6,658,906       5,155,133

     TOTAL  ASSETS .......................................   $ 10,320,282    $  8,550,443
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts  Payable ...................................   $    207,949    $    336,782
     Accrued  Expenses ...................................        106,355         117,915
     Shareholders'  Advances (Note 11) ...................              0          24,519
     Notes  Payable (Note 3) .............................         16,643          12,731
     Capital  Lease  Obligations (Note 4) ................         14,962          11,125
     Deferred  Revenues ..................................        532,772          56,504
     Federal  Income  Taxes  Payable (Notes 1 & 5) .......        468,064         375,171
     Franchise  Taxes  Payable ...........................         13,108          41,854
     Sales  Taxes  Payable ...............................         48,348          37,983
     Deferred Taxes (Note 5) .............................          6,142           4,888
                                                             ------------    ------------
        Total  Current  Liabilities ......................      1,414,343       1,019,472

LONG - TERM  LIABILITIES:
     Capital  Lease  Obligations
        (net of current maturities) (Note 4) .............          3,939           8,621
     Deferred Taxes (Note 5) .............................          7,683           6,182
                                                             ------------    ------------
        Total  Long - Term  Liabilities ..................         11,622          14,803

COMMITMENTS  AND  CONTINGENT  LIABILITIES (NOTE 13)

SHAREHOLDERS'  EQUITY:
     Preferred  Stock - $.001 par value
        Authorized 5,000,000 shares
        Issued -0- shares                                               0               0
     Common  Stock - $.001 par value
        Authorized 100,000,000 shares
        Issued  and  Outstanding at 1999 and 1998
            13,479,833 and 11,670,154, respectively ......         13,480          11,670
     Paid  in  Capital ...................................      7,180,900       5,972,832
     Retained  Earnings ..................................      1,699,937       1,531,666
                                                             ------------    ------------
        Total  Shareholders'  Equity .....................      8,894,317       7,516,168

     TOTAL  LIABILITIES  AND  SHAREHOLDERS'  EQUITY ......   $ 10,320,282    $  8,550,443
                                                             ============    ============

                       EAGLE WIRELESS INTERNATIONAL, INC.
                             STATEMENTS OF EARNINGS

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                     -----------------------------------------
                                                        1999            1998          1997
                                                     -----------    -----------    -----------
NET  SALES .......................................   $ 2,217,275    $ 4,827,434    $ 3,971,369

COST  OF  GOODS  SOLD
   Materials  and  Supplies ......................       542,515      1,181,776        920,375
   Direct  Labor  and  Related  Costs ............       219,285        355,644        260,776
   Depreciation  and  Amortization ...............        80,069         17,542         21,400
   Other  Manufacturing  Costs ...................       494,633        409,992        346,453
                                                     -----------    -----------    -----------

      Total  Cost  of  Goods  Sold ...............     1,336,502      1,964,954      1,549,004
                                                     -----------    -----------    -----------

GROSS  PROFIT ....................................       880,773      2,862,480      2,422,365
                                                     -----------    -----------    -----------

OPERATING  EXPENSES
   Selling,  General  and  Administrative
      Salaries  and  Related  Costs ..............        58,880        736,734        607,160
      Advertising  and  Promotion ................        75,816        193,172        176,131
      Depreciation  and  Amortization ............        65,095        128,997         58,135
      Research & Development .....................       438,693        236,869        333,200
      Other  Support  Costs ......................       680,497        811,286        430,413
                                                     -----------    -----------    -----------

      Total  Operating  Expenses .................     1,318,981      2,107,058      1,605,039

                                                     -----------    -----------    -----------
EARNINGS / (LOSS)  FROM  OPERATIONS  BEFORE  OTHER
REVENUES / (EXPENSES),  INCOME  TAXES,  AND
LOSS  FROM  MINORITY  INTEREST  IN  AFFILIATE ....      (438,208)       755,422        817,326

OTHER  REVENUES / (EXPENSES)
   Interest  Income ..............................       799,098        427,144        328,760
   Interest  Expense .............................       (10,081)        (5,451)        (6,533)
                                                     -----------    -----------    -----------
      Total  Other  Revenues .....................       789,017        421,693        322,227

                                                     -----------    -----------    -----------
EARNINGS BEFORE  INCOME  TAXES  &  LOSS  FROM
MINORITY  INTEREST  IN  AFFILIATE ................       350,809      1,177,115      1,139,553

   Gain / (Loss)  From  Minority  Interest  in
      Affilite ...................................       (91,678)       (28,663)       (71,337)
                                                     -----------    -----------    -----------

EARNINGS BEFORE  INCOME  TAXES ...................       259,131      1,148,452      1,068,216

   Provision  For  Income  Taxes .................        90,860        377,484        339,722

                                                     ===========    ===========    ===========
NET  EARNINGS ....................................       168,271        770,968        728,494

RETAINED  EARNINGS - BEGINNING  OF  YEAR .........     1,531,666        760,698         32,204
                                                     -----------    -----------    -----------
RETAINED  EARNINGS - END  OF  YEAR ...............   $ 1,699,937    $ 1,531,666    $   760,698
                                                     ===========    ===========    ===========

   Net  Earnings  Per  Common  Share:
      Primary (Note 1) ...........................   $      0.01    $      0.07    $      0.07
      Fully  Diluted (Note 1) ....................   $      0.01    $      0.05    $      0.04

                       EAGLE WIRELESS INTERNATIONAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                              COMMON STOCK                        ADDITIONAL                       TOTAL
         SEPTEMBER 1, 1996             -------------------------    PREFERRED       PAID IN       RETAINED      SHAREHOLDERS'
        TO AUGUST 31, 1999                SHARES        VALUE         STOCK         CAPITAL       EARNINGS         EQUITY
                                       -----------   -----------   -----------    -----------    -----------    -----------
Shareholders'  Equity
As Of September 1, 1996 ............     6,946,145   $     6,946   $         0    $ 2,037,856    $    32,204    $ 2,077,006
                                       -----------   -----------   -----------    -----------    -----------    -----------

Net Earnings 1997 ..................                                                                 728,494        728,494


Private  Placement .................     1,587,189         1,587             0      4,117,759              0      4,119,346

Conversion  of  Notes  Payable  and
      Advances  to  Common  Stock ..     2,277,000         2,277             0        487,092              0        489,369

Exercise of $.01 Warrants:
      B & F Trust ..................       490,000           490             0          4,410              0          4,900
      Futer  Family  Trust .........       154,000           154             0          1,386              0          1,540
      John  Nagel ..................        28,000            28             0            252              0            280
      Bailey  Trust ................        28,000            28             0            252              0            280

Issuance  of  Warrants  for
      Fundraising  Activities ......             0             0             0        192,000              0        192,000

Syndication  Costs .................             0             0             0     (1,020,827)             0     (1,020,827)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Total  Shareholders'  Equity
As Of August 31, 1997 ..............    11,510,334        11,510             0      5,820,180        760,698      6,592,388

Net Earnings 1998 ..................                                                                 770,968        770,968

New  Stock  Issued  to  Shareholders
   J.  Hamilton (Nov. 1997) ........        39,820            40             0         59,960              0         60,000
   D.  Walker (Nov. 1997) ..........        55,000            55             0         82,445              0         82,500
   D.  Walker (Aug. 1998) ..........        65,000            65             0         95,564              0         95,629

Syndication  Costs .................                           0             0       (85,317)             0        (85,317)
                                       -----------   -----------   -----------    -----------    -----------    -----------

Total  Shareholders'  Equity
As Of August 31, 1998 ..............    11,670,154        11,670             0      5,972,832      1,531,666      7,516,168
                                       -----------   -----------   -----------    -----------    -----------    -----------

Net Earnings 1999 ..................                                                                 168,271        168,271

New  Stock  Issued  to  Shareholders
   Issuance  of  Common  Stock
        For  Services  Rendered ....        34,470            34             0        163,457              0        163,491
        For  Exercise  of  Warrants      1,775,209         1,776             0      1,044,611              0      1,046,387
                                       -----------   -----------   -----------    -----------    -----------    -----------

Total  Shareholders'  Equity

As Of August 31, 1999 ..............    13,479,833   $    13,480   $         0    $ 7,180,900    $ 1,699,937    $ 8,894,317
                                       ===========   ===========   ===========    ===========    ===========    ===========

                       EAGLE WIRELESS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED AUGUST 31,
                                                                   -----------------------------------------
                                                                       1999          1998            1997
                                                                   -----------    -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
   Net  Earnings ...............................................   $   168,271    $   770,968    $   728,494

   Adjustments  To  Reconcile  Net  Earnings  To  Net  Cash
     Used  By  Operating  Activities:
      Depreciation  and  Amortization ..........................       145,164        146,539         79,535
      Stock  Issued  for  Services  Rendered ...................       163,491              0              0
      (Increase) / Decrease  in  Accounts  Receivable ..........       (40,380)    (2,496,797)    (2,536,348)
      (Increase) / Decrease  in  Inventories ...................    (1,082,580)      (261,063)      (486,907)
      (Increase) / Decrease  in  Prepaid  Expenses .............      (173,061)       (12,021)       (40,846)
      Increase / (Decrease)  in  Accounts  Payable .............      (128,833)        19,613          9,868
      Increase / (Decrease)  in  Accrued Payroll  Taxes ........             0              0         16,635
      Increase / (Decrease)  in  Accrued  Expenses .............       (11,560)       117,915        (53,374)
      Increase / (Decrease) in Deferred Taxes ..................         2,755        (14,147)        19,534
      Increase / (Decrease)  in  Customer  Deposits ............             0              0       (209,283)
      Increase / (Decrease)  in  Deferred  Revenues ............       476,268         56,504              0
      Increase / (Decrease)  in  Sales  Tax  Payable ...........        10,365         37,983              0
      Increase / (Decrease)  in  Federal  Income  Taxes  Payable        92,893        114,259        260,912
      Increase / (Decrease)  in  Franchise  Taxes  Payable .....       (28,746)        21,854         20,000
                                                                   -----------    -----------    -----------

      Total  Adjustments .......................................      (574,224)    (2,269,361)    (2,920,274)
                                                                   -----------    -----------    -----------

   Net  Cash  Used  By  Operating  Activities ..................      (405,953)    (1,498,393)    (2,191,780)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
      (Purchase) / Disposal  of  Property  and  Equipment ......       (24,489)      (377,247)      (164,937)
      (Increase) / Decrease  in  Other  Assets .................        (8,070)         4,065         35,769
      (Increase) / Decrease  in  Investment  in  Affiliate .....    (1,495,703)        28,663        (28,663)
                                                                   -----------    -----------    -----------
   Net  Cash  Used  By  Investing  Activities ..................    (1,528,262)      (344,519)      (157,831)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
      Increase / (Decrease)  in  Notes  Payable (Long-Term) ....             0              0       (375,000)
      Increase / (Decrease)  in  Notes  Payable (Short-Term) ...         3,912         12,731        (11,082)
      Increase / (Decrease)  in  Capital  Leases ...............          (845)       (15,094)        (2,558)
      Increase / (Decrease)  in  Shareholders'  Advances .......       (24,519)      (104,853)      (160,628)
      Increase / (Decrease)  in  Subscriptions  Payable ........             0              0        (97,500)
      Proceeds  From  Sale  of  Common  Stock, Net .............     1,046,387        152,812      3,786,888
                                                                   -----------    -----------    -----------

   Net  Cash  Provided  By  Financing  Activities ..............     1,024,935         45,596      3,140,120

   Net  Increase / (Decrease)  in  Cash ........................      (909,280)    (1,797,316)       790,509

CASH  AT  THE  BEGINNING  OF  THE  YEAR ........................     1,097,245      2,894,561      2,104,052
                                                                   -----------    -----------    -----------

CASH  AT  THE  END  OF  THE  YEAR ..............................   $   187,965    $ 1,097,245    $ 2,894,561
                                                                   ===========    ===========    ===========

      Supplemental  Disclosures  of  Cash  Flow  Information:
      Net cash paid during the year for:
         Interest ..............................................   $    10,081    $     5,451    $     6,533
         Income  Taxes .........................................        75,051        338,688        306,254


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

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:
                                                           AUGUST 31,
                                                --------------------------------
                                                   1999                  1998
                                                ----------            ----------

Raw Materials ......................            $1,215,003            $  719,157
Work in Process ....................             1,119,672               554,124
Finished Goods .....................                21,186                 - 0 -
                                                ----------            ----------
                                                $2,355,861            $1,273,281
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

                                               AUGUST 31, 1999  AUGUST 31, 1998
                                              ----------------  ---------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents              11,980,911       11,594,902
      Fully Dilutive Common Stock Equivalents       12,049,911       14,019,902

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

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
      Accounts Receivable ..............................  $286,269    $245,889
      Allowance for Doubtful Accounts                        - 0 -       - 0 -
                                                          --------    --------
      Net Accounts Receivable ..........................  $286,269    $245,889
                                                          ========    ========

NOTE 3 -  NOTES PAYABLE:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
      Unsecured note to Imperial Premium
      Finance bearing interest at 14.9%,
      due $1,795 monthly until February 2000.             $  5,386    $  - 0 -

      Unsecured note to Central Insurance
      bearing no interest, due $1,031
      monthly until March 2000.                              5,220       - 0 -

      Unsecured note to Paula Insurance
      bearing no interest, due $373 monthly
      until March 2000.                                      1,124       - 0 -

      Unsecured note to West Coast Life
      Insurance bearing no interest, due
      $2,457 quarterly until May 2000.                       4,913       - 0 -

      Unsecured note to Canawill Insurance
      bearing interest at 9.6%, due $2,122
      monthly until January 1999.                         $  - 0 -    $ 12,731
                                                          --------    --------

            Total                                           16,643      12,731
            Less Current Portion of
               Long - Term Debt                             16,643      12,731
                                                          --------    --------

            Total Long - Term Debt                        $  - 0 -    $  - 0 -
                                                          ========    ========

NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
      Equipment lease with Konica bearing
      interest at 8.9%, payable in monthly
      installments of $445; due Aug. 2001.                   9,720       - 0 -

      Equipment lease with Associates
      Capital bearing interest at 7%,
      payable in monthly installments
      of $1,177; due Sept. 1998.                             - 0 -       2,272

      Equipment lease with IKON Office
      Solutions bearing interest at 18% payable
      in monthly installments of $105; due March 2000.         695       1,746

      Software lease with Manifest Group
      bearing interest at 14%, payable in
      monthly installments of $751; due
      August 2000.                                        $  8,487    $ 15,728
                                                          --------    --------

              Total Obligations                             18,902      19,746
              Less Current Portion of
                 Lease Obligations                          15,047      11,125
                                                          --------    --------
              Total Long - Term Capital
             Lease Obligations                            $  3,855    $  8,621
                                                          ========    ========

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 29,600 and $ 45,000 at August 31, 1999 and 1998, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 1999 and 1998 are as follows:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
      Total minimum lease payments                        $ 20,405    $ 22,319
      Less:  Amount representing interest                    1,503       2,573
                                                          --------    --------
      Present value of net minimum
          lease payments                                  $ 18,902    $ 19,746

            Future obligations under the lease terms are:

                  PERIOD ENDING
                    AUGUST  31,                  AMOUNT
                    ----------                   ------
                       2000                     $14,522
                       2001                       4,380
                                                 ------
                           Total                $18,902
                                                 ======

NOTE 5 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
                                                                 %           %
            U.S. Federal Statutory Tax Rate                     34          34
            U.S. Valuation Difference                            1          (1)
                                                          --------    --------
            Effective U.S. Tax Rate                             35          33
            Foreign Tax Valuation                            - 0 -       - 0 -
                                                          --------    --------
            Effective Tax Rate                                  35          33
                                                          ========    ========

B) Items giving rise to deferred tax assets / liabilities are as follows:

                                                               AUGUST 31,
                                                          --------------------
                                                            1999        1998
                                                          --------    --------
            Deferred Tax Assets:
                 Tax Loss Carry-forward                   $  - 0 -    $  - 0 -
                                                          --------    --------

            Deferred Tax Liability:
                 Depreciation                               13,852      11,070
                                                          --------    --------

            Valuation Allowance                              - 0 -       - 0 -
                                                          --------    --------

                 Net Deferred Tax Asset / Liability       $ 13,852    $ 11,070
                                                          ========    ========

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

      Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A. L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II. Subsequent to August 31, 1999, Link II has entered into negotiations to acquire existing paging operations in Dallas, San Antonio and Houston. Additionally the company is currently negotiating with a utility company to install wireless meter reading equipment which will utilize the Link II radio frequency licenses and equipment.

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

NOTE 14 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                              FOR THE YEAR ENDED  AUGUST, 1999
                                            ------------------------------------
                                              INCOME       SHARES      PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)   AMOUNT
                                            ----------   ----------   ----------
Net Income ..............................   $  168,272

Basic EPS:
  Income available to common stockholders      168,272   11,980,911   $     0.01
                                                                      ==========
Effect of Dilutive Securities:
  Warrants ..............................        - 0 -       69,000
                                            ----------   ----------


Diluted EPS:
  Income available to common stockholders
    and assumed conversions .............   $  168,272   12,049,911   $     0.01
                                            ==========   ==========   ==========

                                           FOR THE YEAR ENDED AUGUST 31, 1998
                                           -----------------------------------
                                              INCOME        SHARES     PER-SHARE
                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                           ----------     ----------   ---------
Net Income ............................... $  770,968           --         --

 Basic EPS:
   Income available to common stockholders    770,968     11,594,902     $0.07
                                                                       =========
 Effect of Dilutive Securities: ..........      - 0 -      2,425,000
                                           ----------     ----------
 Diluted EPS:
   Income available to common stockholders
     and assumed conversions ............. $  770,968     14,019,902     $0.06
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