Form 10QSB
period 2000-02-29
EAGLE WIRELESS INTERNATIONAL INC
filed 2000-03-20
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

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

  AS OF MARCH 17, 2000 THERE WERE 18,430,321 SHARES OF COMMON STOCK OUTSTANDING

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART 1 - FINANCIAL INFORMATION

                                                                        PAGE

      Item 1. Financial Statements (Unaudited)

              Balance Sheets at February 29, 2000 and August 31, 1999     3

              Statements of Income for the three and six
              months ended February 29, 2000  and 1999                    4

              Statements of Changes In Shareholders' Equity for the
              six months ended February 29, 2000 and 1999                 5

              Statements of Cash Flows for the six months ended
              February 29, 2000 and 1999                                  6

              Notes to the financial statements                          7-18

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        19

PART 2 - OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                  19

      Item 6. Exhibits of Report on Form 8-K                             20

SIGNATURES                                                               21

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                FEBRUARY 29,         AUGUST 31,
                                                                                   2000                1999
                                                                                (UNAUDITED)          (AUDITED)
                                                                               --------------       -------------
CURRENT ASSETS:
      Cash and Cash Equivalents (Note 1) .................................        $  7,685            $    188
      Accounts Receivable (Note 2) .......................................           2,006                 286
      Inventories (Note 1) ...............................................           3,537               2,356
      Prepaid Expenses ...................................................             202                 242
                                                                                  --------            --------
           Total Current Assets ..........................................          13,430               3,072

PROPERTY AND EQUIPMENT (NOTE 1):

      Operating Equipment ................................................           1,586                 922
      Less: Accumulated Depreciation .....................................            (677)               (333)
                                                                                  --------            --------
           Total Property and Equipment ..................................             909                 589

OTHER ASSETS:

      Security Deposits ..................................................              20                  17
      Goodwill ...........................................................           4,079                --
      Other ..............................................................             266
      Investment In Affiliate (Note 9) ...................................           6,605               6,642
                                                                                  --------            --------
           Total Other Assets ............................................          10,970               6,659

      TOTAL ASSETS .......................................................        $ 25,309            $ 10,320
                                                                                  ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable ...................................................        $  2,350            $    208
      Accrued Expenses ...................................................             135                 106
      Notes Payable (Note 3) .............................................             456                  17
      Capital Lease Obligations (Note 4) .................................               6                  15
      Deferred Revenues ..................................................              53                 533
      Federal Income Taxes Payable (Notes 1 & 5) .........................             100                 468
      Franchise Taxes Payable ............................................              17                  13
      Sales Taxes Payable ................................................              48                  48
      Deferred Taxes (Note 5) ............................................              14                   6
                                                                                  --------            --------
           Total Current Liabilities .....................................           3,179               1,414

LONG - TERM LIABILITIES:

      Capital Lease Obligations (net of current maturities) (Note 4) .....              17                   4
       Long Term Debt, net of maturities .................................              14                --
      Deferred Taxes (Note 5) ............................................               8                   8
                                                                                  --------            --------
           Total Long - Term Liabilities .................................              39                  12

SHAREHOLDERS' EQUITY:

      Preferred Stock - $.001 par value, Authorized 5,000,000 shares
           Issued -0- shares .............................................            --                  --
      Common Stock - $.001 par value, Authorized 100,000,000 shares
           Issued and Outstanding at February 29, 2000 and August 31,
             1999, 17,409,020 shares and 13,479,833, respectfully ........              17                  13
      Paid in Capital ....................................................          20,151               7,181
      Retained Earnings ..................................................           1,923               1,700
                                                                                  --------            --------
           Total Shareholders' Equity ....................................          22,091               8,894

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................        $ 25,309            $ 10,320
                                                                                  ========            ========

See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                              ENDED            ENDED            ENDED            ENDED
                                                           FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 29,     FEBRUARY 28,
                                                               2000             1999              2000             1999

Net sales .............................................    $      1,247     $        727      $      1,903      $      1,658

Costs of goods sold:
    Materials and supplies ............................             225              159               332               344
    Direct labor and related costs ....................             235              174               353               336
    Depreciation and amortization .....................              17               18                34                36
    Other manufacturing costs .........................              42               55                49               110
                                                           -----------------------------------------------------------------
Total costs of goods sold .............................             519              406               770               826
                                                           -----------------------------------------------------------------
Gross profit ..........................................             728              321             1,133               832
                                                           -----------------------------------------------------------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs ....................             210              117               342               248
        Advertising and promotion .....................              29               27                32                95
        Depreciation and amortization .................              39               16                55                26
        Other support costs ...........................             279              155               532               328
        Research and Development ......................             125              116               256               270
                                                           -----------------------------------------------------------------
        Total operating expenses ......................             682              431             1,216               967
                                                           -----------------------------------------------------------------

Income from operations ................................              46             (110)              (83)             (135)

Other income
    Interest income (net) .............................             192              188               437               364
    Other Income ......................................            --               --                   6              --
                                                           -----------------------------------------------------------------
        Total other income ............................             192              188               443               364
                                                           -----------------------------------------------------------------
Earnings Before Income Taxes & Loss From

Minority Interest in Affiliate ........................             238               78               361               229
                                                           -----------------------------------------------------------------
Gain/(Loss) From Minority Interest in Affiliate .......            --               --                 (37)             --

Income before income taxes ............................             238               78               323               229

Provisions for income taxes ...........................              83               24               100                80
                                                           -----------------------------------------------------------------
Net income ............................................    $        155     $         54      $        223      $        149
                                                           =================================================================


Net earnings per common share:

Basic .................................................    $      0.011     $      0.005      $      0.016      $      0.013
Diluted ...............................................    $      0.011     $      0.004      $      0.016      $      0.011
                                                           =================================================================

Weighted average basic common shares outstanding ......      15,106,460       11,685,157        14,255,200        11,677,656

Weighted average diluted common shares outstanding ....      15,200,710       13,320,532        14,349,450        13,313,031


See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)


AUGUST 31, 1998                                          COMMON       PREFERRED      PAID  IN        RETAINED     SHAREHOLDERS'
TO  FEBRUARY 29,  2000                                   STOCK          STOCK        CAPITAL         EARNINGS        EQUITY
---------------------------------------                -----------   -----------    -----------     ----------   --------------
Total As of August 31, 1998 .....................            12           --            5,973          1,532          7,516

Net Earnings 1999 ...............................                                                        168            168
New Stock Issued to Shareholders
      For Services Rendered .....................          --              163           --              163
      For Exercise of Warrants ..................             2          1,045           --            1,047
                                                         ------         ------         ------         ------         ------
Total As Of August 31, 1999 .....................            14           --            7,181          1,700          8,894

Net Earnings For The Six Months

      Ended February 29, 2000 ...................                                                        223            223
New Stock Issued to Shareholders
      J. Nagel (Sept. 1999) .....................          --             --               22           --               22
      P. Barton (Sept. 1999) ....................          --             --               14           --               14
      For Exercise of $2.00 Warrants ............          --             --              290           --              290
      For Exercise of $4.00 Warrants ............             2           --            6,196           --            6,198
      For Exercise of $6.00 Warrants ............          --             --            1,540           --            1,540
      For Exercise of $1.75 Warrants ............          --             --               76           --               76
      For Exercise of $1.54 Warrants ............          --             --              154           --              154
      For Exercise of ESOP ......................          --             --                3           --                3
      For Convertible Note ......................          --             --            1,535           --            1,536
      For Acquisitions and Other ................             1           --            3,140           --            3,141
                                                         ------         ------         ------         ------         ------
Total As Of February 29, 2000 ...................            17           --           20,151          1,923         22,091


See accompanying notes to the financial statements

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                                   FEBRUARY 29, 2000    FEBRUARY 28, 1998
                                                                                      (UNAUDITED)         (UNAUDITED)

Cash Flows From Operating Activities
      Net Earnings ...........................................................          $   223             $   121

      Adjustments To Reconcile Net Earnings To Net Cash
           Used By Operating Activities:
           Depreciation and Amortization .....................................              344                  47
           (Increase) / Decrease in Accounts Receivable ......................           (1,720)               (606)
           (Increase) / Decrease in Inventories ..............................           (1,181)                (83)
           (Increase) / Decrease in Prepaid Expenses .........................               40                 (11)
           Increase / (Decrease) in Accounts Payable and Accrued Exp .........            2,171                 (16)
           Increase / (Decrease) in Deferred Taxes ...........................                8                   6
           Increase / (Decrease) in Deferred Revenues ........................             (480)               --
           Increase / (Decrease) in Sales Tax Payable ........................             --                  --
           Increase / (Decrease) in Fed Inc Taxes Payable ....................             (368)               (125)
           Increase / (Decrease) in Franchise Taxes Payable ..................                4                --
                                                                                        -------             -------

           Total Adjustments .................................................           (1,182)               (788)
                                                                                        -------             -------

      Net Cash Used By Operating Activities ..................................             (959)               (667)

Cash Flows From Investing Activities

      Purchase of Property and Equipment .....................................             (664)               (319)
      (Increase) / Decrease in Other Assets ..................................             (232)                (28)
                                                                                        -------             -------

Net Cash Used By Investing Activities ........................................             (896)               (347)

Cash Flows From Financing Activities

      Increase / (Decrease) in Notes Payable and Capital Leases ..............              461                 (18)
      Increase / (Decrease) in Shareholders' Advances ........................             --                   (52)
      Increase / (Decrease) in Syndication Costs .............................             --                    75
      Proceeds From Sale of Common Stock, Net ................................            8,891
                                                                                        -------             -------

Net Cash Provided / (Used) By Financing Activities ...........................            9,352                   5

Net Increase / (Decrease) in Cash ............................................            7,497              (1,009)

Cash at the Beginning of the Year ............................................              188               2,895
                                                                                        -------             -------

Cash at the End of the Year ..................................................          $ 7,685             $ 1,886
                                                                                        =======             =======

See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Eagle Wireless International, Inc., and Subsidiaries (the Company), was incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company and its subsidiaries, BroadbandMagic.com, Atlanticpacific Communications, Inc. and Comtel Communications are suppliers of cabling, multi-media set top devices, telecommunications equipment and related software used by service providers in the computer, paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle, BroadbandMagic.com and Atlanticpacific Communications, Inc. names. These products include cabling, multi-media set top devices, transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging and mobile data systems) and radio telephone systems.

A)    Cash and Cash Equivalents

      The Company had $5,185,398 and $29,059 invested in interest bearing accounts at February 29, 2000 and August 31, 1999, respectively.

B)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                  YEARS
                                                ---------
            Machinery and equipment                 7
            Furniture and Fixtures                  7

      Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                         February 29, 2000      August 31, 1999

            Raw Materials ..........          $2,784,271          $1,215,003
            Work in Process ........             752,235           1,119,672
            Finished Goods .........                 -0-              21,186
                                              ----------          ----------
                                              $3,536,506          $2,355,861
                                              ==========          ==========

D)    Research and Development Costs

      The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $124,510 and $269,980 were expensed for the periods ended February 29, 2000 and 1999, respectively. Contract revenues earned for the periods ended February 29, 2000 and 1999 were approximately $-0- and $450,000 respectively.

E)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

                                                    FEBRUARY 29, 2000    FEBRUARY 28, 1999
                                                    -----------------    -----------------
      Weighted Average Number of Common
          Shares Outstanding Including:

      Primary Common Stock Equivalents .........         14,255,200         11,677,656
      Fully Dilutive Common Stock Equivalents ..         14,349,450         13,313,031


G)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

             1)    Quoted market prices in active markets.
             2)    Estimate based on prices of similar assets
             3)    Estimate based on valuation techniques

      As of February 29, 2000 and August 31, 1999, no impairment existed.

H)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended February 29, 2000 and 1999, the Company had expensed $29,100 and $95,344, respectively.

I)    Use of Estimates

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 1 -BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

J)    Comprehensive Income

      There were no items of other comprehensive income in 2000 and 1999, and, thus, net income is equal to comprehensive income for each of those years.

K)    Reclassification

      The Company has reclassified certain costs and expenses for the six months ended February 29, 2000 to facilitate comparison to the six months ended February 28, 1999.

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                       FEBRUARY 29, 2000     AUGUST 31, 1999
                                                      -------------------   -----------------
      Accounts Receivable ......................           $2,006,844           $  286,269
      Allowance for Doubtful Accounts ..........                - 0 -                - 0 -
                                                           ----------           ----------
      Net Accounts Receivable ..................           $2,006,844           $  286,269
                                                           ==========           ==========


NOTE 3 -  NOTES PAYABLE:

                                                       FEBRUARY 29, 2000     AUGUST 31, 1999
                                                      -------------------   -----------------
      Unsecured note to Imperial Premium
      Finance bearing interest at 15.9%,
      due $1,690 monthly until February 2001  ..           $   15,211           $    5,386

      Unsecured note to Central Insurance
      bearing no interest, due $1,031
      monthly until March 2000  ................                 --                  5,220

      Unsecured note to Paula Insurance
      bearing no interest, due $373 monthly
      until March 2000  ........................                 --                  1,124

      Unsecured note to West Coast Life
      Insurance bearing no interest, due
      $2,457 quarterly until May 2000  .........                 --                  4,913

      Unsecured note to Imperial Premium
      Finance bearing interest at 6.5%, due
      $5,786 monthly until April 2000  .........               11,571                 --

      $50,000 Line-of-Credit,
      secured by accounts receivable
      Atlanticpacific Communications bearing
      interest at 9.5%, interest
      payable monthly, principal due on demand,
      or if no demand made, due August 2000 ....               43,621                 --


               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 3 -  NOTES PAYABLE: (continued)

      Note to Compass Bank, secured by
      accounts receivable of Atlanticpacific Communications,
      bearing interest at 9.5%, interest payable monthly,
      principal due April 2001 .............................           13,709             --

      Note to Southwest Bank secured by accounts
      receivable of Atlanticpacific Communications,
      interest at 2% over prime ............................          125,022             --

      Note payable, secured by inventory
      And assignment of life insurance
      Policies, principal payable in monthly
      Installments of $2,984, including
      interest At prime plus 2%, due on demand or,
      If no demand made, due January 2001
      Security is accounts receivable ......................           32,822             --

      $250,000 Line-of-Credit, secured by
      accounts receivable of Comtel Communications,
      inventory and assignment of life insurance policies,
      bearing interest at prime plus 1%, interest
      payable monthly, principal due on demand,
      or if no demand made, due August 2000 ................          228,000             --
                                                                     --------         --------

            Total ..........................................         $469,957           16,643
            Less Current Portion of
               Long - Term Debt ............................          456,218           16,643
                                                                     --------         --------

            Total Long - Term Debt .........................         $ 13,709            $ -0-
                                                                     ========         ========

NOTE 4 - CAPITAL LEASE OBLIGATIONS:

                                                               FEBRUARY 29, 2000   AUGUST 31, 1999
                                                              -------------------  ----------------
      Equipment lease with Konica bearing
      interest at 8.9%, payable in monthly
      installments of $445; due Aug. 2001  .................         $  7,840         $  9,720

      Equipment lease with IKON Office
      Solutions bearing interest at 18% payable
      in monthly installments of
      $105; due March 2000  ................................              108              695

      Software lease with Manifest Group
      bearing interest at 14%, payable in
      monthly installments of $751; due
      August 2000  .........................................            4,366            8,487

      Vehicle lease with GE Capital
      Bearing interest, payable in monthly
      Installments of $465; due June 2002 ..................            6,560             --

      Equipment lease with GE Capital
      Bearing interest at 10%, payable in monthly
      Installments of $572; due March, 2000 ................              598             --


               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 4 - CAPITAL LEASE OBLIGATIONS: (continued)

      Equipment lease with GE Capital
      Bearing interest,  payable in monthly
      Installments ...............................       4,190        --
                                                       -------     -------

       Total Obligations .........................      23,662      18,902
              Less Current Portion of
                 Lease Obligations ...............       6,136      15,047
                                                       -------     -------
              Total Long - Term Capital

             Lease Obligations ...................     $17,486     $ 3,855
                                                       =======     =======


      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $26,604 and $29,600 at February 29, 2000 and August 31, 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at February 29, 2000 and August 31, 1999 are as follows:

                                                     FEBRUARY 29, 2000   AUGUST 31, 1999
                                                     -----------------   ---------------
      Total minimum lease payments ...............         $31,148           $20,405
      Less: Amount representing interest .........           7,486             1,503
                                                           -------           -------
      Present value of net minimum
          lease payments .........................         $31,148           $18,902
                                                           =======           =======

            Future obligations under the lease terms are:

                    PERIOD ENDING
                    FEBRUARY 29,                          AMOUNT
                    ---------------                     ----------
                     2001 ............................   $ 20,337
                     2002                                   8,602
                     2003                                   2,209
                                                         --------
                         Total                           $ 31,148
                                                         ========


NOTE 5 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                             AUGUST 31,
                                                         ------------------
                                                          1999       1998
                                                         ------     -------
                                                            %          %
      U.S. Federal Statutory Tax Rate .............         34         34
      U.S. Valuation Difference ...................          1         (1)
                                                           ---        ---
      Effective U.S. Tax Rate .....................         35         33
      Foreign Tax Valuation .......................        - 0 -      - 0 -
                                                           ---        ---
      Effective Tax Rate ..........................         35         33
                                                           ===        ===

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $0.001. As of February 29, 2000, no Preferred Stock has been issued.

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of February 29, 2000, 192,407 options have been granted pursuant to such plan with 41,875 being exercised and 10,250 expired.

      In May of 1996, the Company received an aggregate of $375,000 in bridge financing in the form of interest-free convertible notes from unaffiliated individuals. Holders of $369,000 of these notes converted into 369,000 shares of Company common stock, and the balance of $6,000 was retired in November of 1996. In conjunction with the issuance of such indebtedness, the Company has issued such investors $.50 Warrants to purchase 375,000 shares of common stock, and $5.00 Warrants to purchase up to 375,000 shares of common stock. As of February 29, 2000, all such warrants had been exercised or had expired.

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


      NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS: (continued)


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

            43,641 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $1.75 per share. These warrants were exercised as of February 29, 2000.

            100,000 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $1.54 per share. These warrants were exercised as of February 29, 2000.

            The Company has issued 450,000 shares of common stock in exchange for the cancellation of the following warrants as of February 29, 1999:

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS: (continued)


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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS: (continued)


            The Company has issued and outstanding the following warrants which have not yet been fully exercised at February 29, 2000:

            5,033,334 Class A stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. As of February 29, 2000, 1,556,900 warrants had been exercised.

            5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933. As of February 29, 2000, 245,000 warrants had been exercised.

            These warrant trade under the symbol "EAG/WS/B".

            1,050,000 Class C stock purchase warrants which expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. As of February 29, 2000, 145,000 warrants had been exercised.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                  WARRANTS  ISSUED        WARRANTS  EXERCISABLE          WARRANTS                    WARRANTS EXPIRED
CLASS  OF           FEBRUARY 29,              FEBRUARY 29,            NON           NON                 FEBRUARY 29,
WARRANTS         2000          1999         2000        1998       EXERCISED     REGISTERED          2000           1998
----------    -----------   -----------   ---------   ---------   ------------  ------------      ----------     ----------
  4.00        5,033,334      5,033,334    3,468,934   5,033,334          --             --               --             --
  6.00        5,033,334      5,033,334    4,788,334   5,033,334          --             --               --             --
  2.00        1,050,000      1,050,000      905,000   1,050,000          --             --               --             --

  ESOP               --      *   5000                        --          --             --               --             --
  ESOP          192,407         80,375       82,250       9,875     128,282             --           41,875             --


      An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the year ended August 31, 1999.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 7 - SEGMENT INFORMATION:

      The Company had gross revenues of $1,247,158 and $727,087 for the six months ended February 29, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                              FEBRUARY 29, 2000          FEBRUARY 29, 1999
      CUSTOMER             AMOUNT       PERCENTAGE      AMOUNT     PERCENTAGE
      ----------        ------------   ------------   ----------  ------------
      Link - Two        $   39,215        .05 %        246,192         34 %
      RFTL              $       --         -- %        356,534         49 %


NOTE 8 - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At February 29, 2000 and 1999, the Company had earned a 5.0% and 5.0%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1999 and 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678 and $28,663, respectively. The Company has reclassified its balances due from Link II as additional advances to affiliates.

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

NOTE 9 - RISK FACTORS:

      For the months ended February 2000 and 1999, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately fifty-three percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate forty-six remainder has been created relatively evenly over the rest of the nation during the three months ended February 29, 2000. Approximately eighty-seven percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate twelve percent remainder has been created relatively evenly over the rest of the nation during the three months ended February 29, 1999.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 9 - RISK FACTORS: (continued)

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

      (See Note 9)

      Although the Company has concentrated its efforts in the wireless infrastructure industry and convergent set top market during the years ended August 31, 1999 and for the six months ended February 29, 2000 it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 10 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 1% and 2% at February 29, 2000 and 1999, respectfully.

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

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

      It is understood and agreed, and it is the intention of both parties, that this put right will provide Space with a guarantee that, so long as (a) Space does not sell or otherwise dispose of the common stock for less than $1.70 per share, and (b) Space exercises its put right between August 15, 2000 and August 31, 2000, Space will receive a minimum economic benefit of at least $170,000 from the common stock issued by the Company to Space. For the periods ending February 29, 2000 and 1999, rental expenses of $119,097 and $23,793 respectively, were incurred.

            Future obligations under the non-cancelable lease terms are:

                  PERIOD ENDING
                   NOVEMBER 30,                     AMOUNT
                 ---------------                 ------------
                     2000                         $  109,428
                     2001                         $  127,666

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


                                       17-

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)


      The Company has been named as defendant in a lawsuit involving the Company's previous landlord with regard to breach of the lease. The Company has counter-claimed, also alleging breach of the lease. The Company intends to vigorously defend this matter as well as prosecute its counter-claim.

      The Company has provided a finance company a limited manufacturer's guarantee for an amount not to exceed $910,845 for equipment and services sold to a customer of the Company. In the event of default by the customer, after a minimum period of ninety days from the date default is declared and after having exhausted all available remedies against the customer, the finance company may seek payment directly from the Company. Under this guarantee, the Company may elect to assume the lease from the finance company under the original terms and conditions or may elect to pay all amounts due in arrears under the original agreement and pay-off the lease through a one-time payment of the unamortized balance. The company is currently negotiating with the lease company to purchase these certain assets.

NOTE 12 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                       FOR THE 6 MONTHS ENDED FEBRUARY, 2000
                                                                 ------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                    INCOME            SHARES          PER-SHARE
                                                                  (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                 -------------    ---------------    ------------
      Net Income ...........................................         $  223

      Basic EPS:
        Income available to common stockholder .............         $  223            14,255            $0.016

      Effect of Dilutive Securities:
        Warrants ...........................................            - 0 -             - 0 -
                                                                     ------            ------


      Diluted EPS:
        Income available to common stockholders
          and assumed conversions ..........................         $  223            14,255            $0.016
                                                                     ======            ======            ======


                                                                          FOR THE YEAR ENDED AUGUST , 1999
                                                                 ------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                    INCOME            SHARES          PER-SHARE
                                                                  (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                 -------------    ---------------    ------------

      Net Income ...........................................         $  168

      Basic EPS:
        Income available to common stockholder .............         $  168            12,000            $ 0.01

      Effect of Dilutive Securities:
        Warrants ...........................................         - 0 -               -0-
                                                                     ------            ------

      Diluted EPS:
        Income available to common stockholders
          and assumed conversions ..........................         $  168            12,000            $ 0.01
                                                                     ======            ======            ======

      For the November 30, 1999 and August 31, 1999, anti-dilutive securities existed. (see Note 6)

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


NOTE 13- EMPLOYEE STOCK OPTION PLAN:


      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of February 29, 2000 and 1999, 192,407 and 85,375 warrants have been issued to various employees. Of these outstanding warrants, 29,000 were exercised for the year ended August 31, 1999 and none for the year ended August 31, 1998. Additionally, 10,250 warrants have expired as of August 31, 1999.

NOTE 14 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended February 29, 2000 and 1999, employee contributions were approximately $134,717 and $44,802, respectively. The Company matched approximately $39,385 and $28,634 respectively for those same periods.

NOTE 15 - MAJOR CUSTOMER:

      As of February 29, 2000, the Company had a receivable due from Link - Two Communications (Link II) in the amount of $6,641,892. This account receivable has been converted to a note receivable (see Note 9). As of August 31, 1999, Link II is continuing to sell equity securities, assets, and products that are being used to retire this note receivable. This receivable is secured by substantially all assets of Link II including radio frequency licenses that have been valued by outside appraisal firms to in excess of twenty million dollars. In August 1999, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risks involved with this receivable are minimal.

NOTE 16 -   BUSINESS COMBINATIONS

      Effective January 1, 2000, the Company acquired Atlanticpacific Communications, Inc. in a business combination accounted for as purchase. Atlanticpacific Communications, Inc. is primarily in the business of nationwide sales and installation of fiber optic and Internet wiringto commercial customers. The results of operations are included in the accompanying financial statements since the date of acquisition. The Company issued 518,919 shares in restricted stock and assumed certain notes and accounts payable. Additionally, the principal shareholders of Atlanticpacific Communications, Inc. can earn an additional 3,000,000 shares of the Company's common stock based on accumulated sales goals. Under the terms of this agreement, the Company will issue an additional 500,000 shares at $10,000,000 in accumulated sales, 1,000,000 shares at $30,000,000 in accumulated sales and 1,500,000 shares at $60,000,000 in accumulated sales. The total cost of the acquisition exceeded the fair value of the assets by $2,568,210. This excess is being amortized over fifteen years.

      Effective January 1, 2000, the Company acquired Comtel Communications, Inc. in a business combination accounted for as purchase. Comtel Communications, Inc. is primarily in the business of nationwide sales and installation of fiber optic and Internet wiringto commercial customers. The results of operations are included in the accompanying financial statements since the date of acquisition. The Company issued 300,000 shares in restricted stock for the net assets of Comtel Communications, Inc. The total cost of the acquisition exceeded the fair value of the assets by $1,455,362. This excess is being amortized over fifteen years.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


      NOTE 16 -   BUSINESS COMBINATIONS(CONTINUED)

      The following summarized pro forma (unaudited) information assumes the transactions related to Eagle Wireless International, Inc., (EAG) Atlanticpacific Communications, Inc., (APC) and Comtel Communications, Inc., (CTC):

                                                     1999 PRO FORMA INFORMATION
                                                            (In Thousands)

                                                   EAG             APC            CCT            ADJ.    COMBINED TOTAL

      Net  Sales ........................       $ 2,217         $ 1,567         $ 4,135                        $ 7,919
      Cost of Goods Sold ................         1,337           1,207           3,249                          5,793
                                                ----------------------------------------------------------------------
      Gross Profit ......................           880             360             886                          2,126
      Operating Expenses ................         1,319             853             850                          3,022
                                                ----------------------------------------------------------------------
      Income (loss) from operations .....          (439)           (493)             36                           (896)
      Other, net ........................           697             (11)                                           686
                                                ----------------------------------------------------------------------

      Income before income taxes ........           258            (504)             36                           (210)
      Income taxes ......................            91            --                15           (106)           --
                                                ----------------------------------------------------------------------
      Net income ........................       $   167         $  (504)        $    21        $   106         $  (210)
                                                ======================================================================

NOTE 16 - SUBSEQUENT EVENTS:

      Through March 17, 2000, the Company has received an additional $4,745,964 from the exercise of all warrants.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the six months ended February 29, 2000, the Company's primary operations were concentrated in the on-going development, marketing and beta testing of multi-media set top devices and the acquisitions of two companies in the structured wiring industries. The new products are currently being tested by multinational distribution companies, Internet service providers, national retail distribution companies and multiple international hotel companies. The Company expects to complete most beta testing during the second quarter ending February 29, 2000 and commence selling these products in the third quarter ending May, 2000. Additionally, the company commenced the sale of fiber optic cabling and other custom wiring products and services on a national basis through its new subsidiaries Atlanticpacific Communications and Comtel Communications. The Company intends to continue to expand its operations into the cabling and industries through additional acquisitions of companies located throughout the United States..

      Revenues for the six months ended February 29, 2000 and 1999 totaled $1,903,000 and $1,658,000, respectively. The increase in revenues is principally due a increase in sales to commercial customers which require structured fiber optic and Internet wiring and cabling for computers and communications equipment. During this current quarter, the Company's marketing resources were directed to identifying product demand for the set top devices and development of new wireless application customers. The Company anticipates that these sales efforts will provide new customers in the wireless, Internet and convergent set top device markets and constitute the majority of sales in the ensuing fiscal year. Concurrent with this marketing effort, the Company is currently negotiating with domestic and international manufacturing concerns to support significant production activity for the multi-media set top devices.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


 ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Operating expenses for the six months ended February 29, 2000 and 1999 totaled $1,216,000 and $967,000, respectively. This increase is attributable to new personnel employed to support the development necessary to market the multi-media set top devices and cost incurred in the acquisitions of the structured wiring companies. The Companies research and development costs will continue to increase as new multi-media products are being developed to meet the overall international marketing plan.

      Current assets as of February 29, 2000 and August 31, 1999 totaled $13,430,000 and $3,072,000, respectively. The principal increase in working capital was due to the increase in cash from the exercise of warrants. Current liabilities as of February 29, 2000 and August 31, 1999 totaled $3,179,000 and $1,414,000, respectively. This increase is attributable to the increase in accounts payable which were assumed in the acquisitions.

      The Company's shareholders' equity as of February 29, 2000 and August 31, 1999 totaled $22,091,000 and $8,894,000, respectively. This increase is attributable to the significant exercise of the various categories of warrants. As disclosed, the Company is continuing to receive substantial sums of cash from additional warrant exercises. The Company expects this warrant exercise trend to continue. Cash flows used by operating activities for the six months ended February 29, 2000 and 1999 totaled $1,182,000 and $788,000, respectively. Cash flows used by investing activities for the six months ended February 29, 2000 and 1999 totaled $896,000 and $347,000, respectively. Cash flows provided by financing activities for the six months ended February 29, 2000 and 1999 totaled $9,352,000 and $5,000 respectively.

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

      We entered into a $4,500,000 convertible note credit facility, of which we have drawn down and repaid $1,500,000. The balance is available subject to certain terms and conditions. We believe that our current cash position will provide sufficient working capital through August 2001. Additionally, the Company is negotiating with lenders to obtain acquisition and production financing, although there is no assurance that such financing can be obtained.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


      IMPACT OF YEAR 2000

            Even though the date is now past January 1, 2000, and we have not experienced any immediate adverse impact from the transition to the year 2000, we cannot provide any assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs, which were date sensitive to the year 2000, may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our year 2000 compliance and the year 2000 compliance of our suppliers and customers.

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

                In assessing the effect of the Year 2000 problem, we determined that there existed two general areas that needed to be evaluated:

                o     Internal infrastructure; and

                o     Supplier/third-party relationships.

                A discussion of the various activities related to assessment and actions resulting from those evaluations are below.

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

ITEM 6 - EXHIBITS OF REPORT ON FORM 8-K

           (a) Exhibit
               exhibit 27 - Financial Data Schedule
           (b) Reports on Form 8-K
               none

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EAGLE WIRELESS INTERNATIONAL, INC.



      Date: March 17, 2000                     By: /s/ H. Dean Cubley
                                                       Dr. H. Dean Cubley
                                                       President

                                                   /s/ Richard R. Royall
                                                       Richard R. Royall
                                                       Chief Financial Officer