Form 10QSB
period 2000-05-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2000-07-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

  AS OF JUNE 30, 2000 THERE WERE 24,214,736 SHARES OF COMMON STOCK OUTSTANDING

                    EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

PART 1 - FINANCIAL INFORMATION
                                                                  PAGE

    Item 1. Financial Statements (Unaudited)

            Balance Sheets at May 31, 2000 and August 31, 1999        3

            Statements of Earnings for the three and nine
            months ended May 31, 2000  and 1999                       4

            Statements of Changes In Shareholders' Equity for the
            nine months ended May 31, 2000 and 1999                   5

            Statements of Cash Flows for the nine months ended
            May 31, 2000 and 1999                                     6

            Notes to the financial statements                      7-20

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   20-23

PART 2 - OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                19

    Item 6. Exhibits of Report on Form 8-K                           20

SIGNATURES                                                           21

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                       MAY 31, 2000    AUGUST 31, 1999
                                                                        (UNAUDITED)       (AUDITED)
                                                                       ------------    ---------------
CURRENT ASSETS:
      Cash  and  Cash  Equivalents (Note 1) ........................   $     26,658    $           188
      Accounts  Receivable (Note 2) ................................          1,942                286
      Inventories (Note 1) .........................................          5,809              2,356
      Prepaid Expenses .............................................            193                242
                                                                       ------------    ---------------
           Total Current Assets ....................................         34,602              3,072

PROPERTY AND EQUIPMENT (NOTE 1):
      Operating Equipment ..........................................          2,016                922
      Less: Accumulated Depreciation ...............................           (710)              (333)
                                                                       ------------    ---------------
           Total Property and Equipment ............................          1,306                589

OTHER ASSETS:
      Security Deposits ............................................             20                 17
      Trade Show Capitalization (net) ..............................             30
      Goodwill .....................................................          3,823               --
      Patents ......................................................            135
      Deferred Advertising .........................................            749
      Other ........................................................            532
      Investment In Affiliate (Note 9) .............................          6,605              6,642
                                                                       ------------    ---------------
           Total Other Assets ......................................         12,589              6,659

      TOTAL ASSETS .................................................   $     47,802    $        10,320
                                                                       ============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable .............................................   $      1,916    $           208
      Accrued Expenses .............................................            144                106
      Notes Payable (Note 3) .......................................            350                 17
      Capital Lease Obligations (Note 4) ...........................             36                 15
      Deferred Revenues ............................................           --                  533
      Federal Income Taxes Payable (Notes 1 & 5) ...................            300                468
      Franchise Taxes Payable ......................................             17                 13
      Sales Taxes Payable ..........................................             84                 48
      Deferred Taxes (Note 5) ......................................              6                  6
                                                                       ------------    ---------------
           Total Current Liabilities ...............................          2,853              1,414

LONG - TERM LIABILITIES:
      Capital Lease Obligations (net of current maturities) (Note 4)             27                  4
      Deferred Taxes (Note 5) ......................................              8                  8
                                                                       ------------    ---------------
           Total Long - Term Liabilities ...........................             35                 12

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value, Authorized 5,000,000 shares
           Issued -0- shares .......................................           --                 --
      Common Stock - $.001 par value, Authorized 100,000,000 shares
           Issued and Outstanding at May 31, 2000 and August 31,
             1999, 23,984,446 shares and 13,479,833, respectfully ..             24                 13
      Paid in Capital ..............................................         42,746              7,181

      Retained Earnings ............................................          2,144              1,700
                                                                       ------------    ---------------
           Total Shareholders' Equity ..............................         44,914              8,894

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $     47,802    $        10,320
                                                                       ============    ===============

See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF EARNINGS (UNAUDITED)
                                 (IN THOUSANDS)

                                                     THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                         ENDED           ENDED           ENDED          ENDED
                                                     MAY 31, 2000    MAY 31, 1999    MAY 31, 2000    MAY 31, 1999
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $      1,270    $        395    $      3,173    $      2,053

Costs of goods sold:
    Materials and supplies .......................            207             111             545             455
    Direct labor and related costs ...............            107              84             451             421
    Depreciation and amortization ................             18              18              70              54
    Other manufacturing costs ....................             14              43              63             152
                                                     ------------    ------------    ------------    ------------
Total costs of goods sold ........................            346             256           1,116           1,082
                                                     ------------    ------------    ------------    ------------
Gross profit .....................................            925             139           2,058             971
                                                     ------------    ------------    ------------    ------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs ...............            432              90           1,029             338
        Advertising and promotion ................             83               1             197              96
        Depreciation and amortization ............             36              16             136              42
        Other support costs ......................            343             194           1,046             520
        Research and Development .................            157              42             569             312
                                                     ------------    ------------    ------------    ------------

        Total operating expenses .................          1,051             343           2,267           1,308
                                                     ------------    ------------    ------------    ------------
Income from operations ...........................           (126)           (204)           (209)           (337)

Other income
    Interest income (net) ........................            457             209             894             573
    Other Income .................................              3            --                12            --
                                                     ------------    ------------    ------------    ------------
        Total other income .......................            460             209             903             573
                                                     ------------    ------------    ------------    ------------
Earnings Before Income Taxes & Loss From
Minority Interest in Affiliate ...................            334               5             695             236
                                                     ------------    ------------    ------------    ------------
Gain/(Loss) From Minority Interest in Affiliate ..           --                13             (37)             13

Income before income taxes .......................            334              18             658             249

Provisions for income taxes ......................            114               4             214              85
                                                     ------------    ------------    ------------    ------------
Net income .......................................   $        220    $         14    $        444    $        164
                                                     ============    ============    ============    ============
Net earnings per common share:
Basic ............................................   $       0.01    $       0.00    $       0.02    $       0.01
Diluted ..........................................   $       0.01    $       0.00    $       0.02    $       0.01
                                                     ============    ============    ============    ============
Weighted average basic common shares outstanding .     16,261,854      11,929,698      20,980,673      11,762,236
Weighted average diluted common shares outstanding     16,336,104      26,522,241      21,054,923      26,354,779

See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    UNAUDITED
                                 (IN THOUSANDS)

AUGUST 31, 1998                        COMMON    PREFERRED   PAID IN    RETAINED   SHAREHOLDERS'
TO MAY 31, 2000                         STOCK      STOCK     CAPITAL    EARNINGS      EQUITY
------------------------------------   -------   ---------   -------    --------   -------------
Total  As of August 31, 1998 .......        12        --       5,973       1,532           7,516

Net  Earnings 1999..................                                         168             168
New  Stock  Issued  to  Shareholders
      For Services Rendered ........      --                     163        --               163
      For Exercise of Warrants .....         2                 1,045        --             1,047
                                       -------   ---------   -------    --------   -------------
Total As Of August 31, 1999 ........        14        --       7,181       1,700           8,894

Net Earnings For The Nine Months
      Beginning September 1, 1999
       To May 31, 2000 .............                                         444             444

New  Stock  Issued  to  Shareholders
      For Services Rendered ........      --          --       1,054        --             1,054
      For Syndication Cost .........      --          --        (695)       --              (695)
      For Exercise of Warrants .....         9        --      30,078        --            30,087
      For Exercise of ESOP .........      --          --         139        --               139
      For Acquisitions and Other ...         1        --       3,454        --             3,455
      For Convertible Debt .........      --          --       1,535        --             1,535
                                       -------   ---------   -------    --------   -------------
Total As Of May 31, 2000 ...........        24        --      42,746       2,144          44,914

See accompanying notes to the financial statements

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     NINE MONTHS     NINE MONTHS
                                                                        ENDED           ENDED
                                                                     MAY 31, 2000    MAY 31, 1999
                                                                     (UNAUDITED)     (UNAUDITED)
                                                                     ------------    ------------
Cash Flows From Operating Activities
      Net  Earnings ..............................................   $        444    $        164

      Adjustments To Reconcile Net Earnings To Net Cash
           Used By Operating  Activities:
           (Loss)/Gain on Sale of Asset ..........................           --                13
           Depreciation and Amortization .........................            377              84
           Services Paid using Common Stock ......................          1,054
           (Increase)/Decrease in Accounts Receivable ............         (1,656)         (1,291)
           (Increase)/Decrease in Inventories ....................         (3,453)           (210)
           (Increase)/Decrease in Prepaid Expenses ...............             49              31
           Increase/(Decrease) in Accounts Payable and Accrued Exp          1,746            (127)
           Increase/(Decrease) in Deferred Taxes .................           --              --
           Increase/(Decrease) in Deferred Revenues ..............           (533)             (2)
           Increase/(Decrease) in Sales Taxes Payable ............             36              11
           Increase/(Decrease) in Fed Inc Taxes Payable ..........           (168)             89
           Increase/(Decrease) in Franchise Taxes Payable ........              4              13
                                                                     ------------    ------------
           Total Adjustments .....................................         (2,544)         (1,389)
                                                                     ------------    ------------
      Net Cash Used By Operating Activities ......................         (2,100)         (1,225)

Cash Flows From Investing Activities
      Purchase of Property and Equipment .........................         (1,094)             (3)
      (Increase)/Decrease in Other Assets ........................            (96)             (4)
                                                                     ------------    ------------
Net Cash Used By Investing Activities ............................         (1,190)             (7)

Cash Flows From Financing Activities
      Increase/(Decrease) in Notes Payable and Capital Leases ....            377              18
      Increase/(Decrease) in Shareholders' Advances ..............           --               (24)
      Increase/(Decrease) in Syndication Costs ...................           (695)           --
      Proceeds From Sale of Common Stock, Net ....................         30,078             423
                                                                     ------------    ------------
Net Cash Provided/(Used) By Financing Activities .................         29,760             417

Net Increase/(Decrease) in Cash ..................................         26,470            (815)

Cash at the Beginning of the Year ................................            188           1,097
                                                                     ------------    ------------
Cash at the End of the Year ......................................   $     26,658    $        282
                                                                     ============    ============

See accompanying notes to the financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

A)    Cash and Cash Equivalents

      The Company had $25,234,314 and $29,059 invested in interest bearing accounts at May 31, 2000 and August 31, 1999, respectively.

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

C)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                MAY 31, 2000     AUGUST 31, 1999
                                                ------------     ---------------
                Raw Materials .............     $  5,301,863     $     1,215,003
                Work in Process ...........          507,645           1,119,672
                Finished Goods ............              -0-              21,186
                                                ------------     ---------------
                                                $  5,809,508     $     2,355,861
                                                ============     ===============

D)    Research and Development Costs

      The Company's research and development costs include obligations to perform contractual services for outside parties. These costs are expensed as contract revenues are earned. Research and development costs of $313,386 and $312,269 were expensed for the periods ended May 31, 2000 and 1999, respectively. Contract revenues earned for the periods ended May 31, 2000 and 1999 were approximately $-0- and $690,000 respectively.

E)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

                                                   MAY 31, 2000     MAY 31, 1999
                                                   ------------     ------------

      Weighted Average Number of Common
          Shares Outstanding Including:
      Primary Common Stock Equivalents........       20,980,673       11,929,698
      Fully Dilutive Common Stock Equivalents.       21,054,923       26,522,241

G)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

                1)    Quoted market prices in active markets.
                2)    Estimate based on prices of similar assets
                3)    Estimate based on valuation techniques

      As of May 31, 2000 and August 31, 1999, no impairment existed.

H)    Advertising and Promotion

      All advertising related costs are expensed as incurred. The Company does not incur any cost for direct-response advertising. For the periods ended May 31, 2000 and 1999, the Company had expensed $145,501 and $96,498, respectively.

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 1 -BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

J)    Comprehensive Income

      There were no items of other comprehensive income in 2000 and 1999, and, thus, net income is equal to comprehensive income for each of those years.

K)    Reclassification

      The Company has reclassified certain costs and expenses for the nine months ended May 31, 2000 to facilitate comparison to the nine months ended May 31, 1999.

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                  MAY 31, 2000   AUGUST 31, 1999
                                                  ------------   ---------------
            Accounts Receivable ...............   $  1,941,716   $       286,269
            Allowance for Doubtful Accounts ...          - 0 -             - 0 -
                                                  ------------   ---------------
            Net Accounts Receivable ...........   $  1,941,716   $       286,269
                                                  ============   ===============


NOTE 3 -  NOTES PAYABLE:

                                                                    MAY 31, 2000   AUGUST 31, 1999
                                                                    ------------   ---------------
             Unsecured note to Imperial Premium
             Finance bearing interest at 15.9%,
             due $1,690 monthly until February 2001  ............   $     10,140   $         5,386

             Unsecured note to Central Insurance
             bearing no interest, due $886
             monthly until January 2001  ........................          7,085             5,220

             Unsecured note Kemper Insurance
             bearing no interest, due $694 monthly
             until November 2000  ...............................          4,164             1,124

             Unsecured note to West Coast Life
             Insurance bearing no interest, due
             $2,457 quarterly until May 2001  ...................          7,370             4,913

             $50,000 Line-of-Credit, Compass Bank,
             secured by accounts receivable
             Atlanticpacific Communications bearing
             interest at 9.5%, interest payable
             monthly, principal due on demand,
             or if no demand made, due August 2000 ..............         54,141              --

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 3 -  NOTES PAYABLE: (continued)

      Note to Compass Bank, secured by
      accounts receivable of Atlanticpacific Communications,
      bearing interest at 9.5%, interest payable monthly,
      principal due April 2001 .................................................         12,069              --

      Note to PrimeBank secured by inventory And assignment of life insurance
      Policies, principal payable in monthly Installments of $2,984, including interest At prime plus 2%, due on demand or, If no demand made, due
      January 2001 Security is accounts receivable .............................         26,854              --

      $250,000 Line-of-Credit, secured by accounts receivable of Comtel
      Communications, inventory and assignment of life insurance policies, bearing interest at prime plus 1%, interest payable monthly, principal due
      on demand, or if no demand made, due August 2000 .........................        228,000              --
                                                                                   ------------   ---------------

            Total ..............................................................   $    349,823            16,643
            Less Current Portion of
               Long - Term Debt ................................................        349,823            16,643
                                                                                   ------------   ---------------

            Total Long - Term Debt .............................................          $ -0-             $ -0-
                                                                                   ============   ===============


NOTE 4 - CAPITAL LEASE OBLIGATIONS:
                                                                                   MAY 31, 2000   AUGUST 31, 1999
                                                                                   ------------   ---------------
      Equipment lease with Konica bearing
      interest at 8.9%, payable in monthly
      installments of $445; due Aug. 2001 ......................................   $      6,676   $         9,720

      Software lease with Manifest Group
      bearing interest at 14%, payable in
      monthly installments of $751; due
      August 2000  .............................................................          2,211             8,487

      Equipment lease with Agilent Technologies,
      Payable in monthly installments of $1,076;
      due  April 2003 ..........................................................         37,669              --

      Vehicle lease with GE Capital
      Bearing interest, payable in monthly
      Installments of $465; due June 2002 ......................................         13,369              --

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 4 - CAPITAL LEASE OBLIGATIONS: (continued)

      Equipment lease with GE Capital
      Bearing interest,  payable in monthly
      Installments ........................          3,963              --
                                              ------------   ---------------
       Total Obligations ..................         63,888            18,902
              Less Current Portion of
                 Lease Obligations ........         27,353            15,047
                                              ------------   ---------------
              Total Long - Term Capital
                 Lease Obligations ........   $     36,535   $         3,855
                                              ============   ===============

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $68,526 and $29,600 at May 31, 2000 and August 31, 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at May 31, 2000 and August 31, 1999 are as follows:

                                                           MAY 31, 2000   AUGUST 31, 1999
                                                           ------------   ---------------
      Total minimum lease payments .....................   $     58,213   $        20,405
      Less: Amount representing interest ...............          5,675             1,503
                                                           ------------   ---------------
      Present value of net minimum
          lease payments ...............................   $     63,888   $        18,902
                                                           ============   ===============

      Future obligations under the lease terms are:

                    PERIOD ENDING
                    MAY 31, 2000,            AMOUNT
                    ------------            ---------
                        2001                $  26,085
                        2002                   19,827
                        2003                   12,301
                                            ---------
                        Total               $  58,213
                                            =========

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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                  AUGUST 31,
                                                -------------
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
                                                ====     ====

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders authorized 5,000,000 shares of Preferred Stock with a par value of $0.001. As of May 31, 2000, no Preferred Stock has been issued.

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed nine months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of May 31, 2000, 223,107 options have been granted pursuant to such plan with 66,875 being exercised and 10,250 have expired.

      In May of 1996, the Company received an aggregate of $375,000 in bridge financing in the form of interest-free convertible notes from unaffiliated individuals. Holders of $369,000 of these notes converted into 369,000 shares of Company common stock, and the balance of $6,000 was retired in November of 1996. In conjunction with the issuance of such indebtedness, the Company has issued such investors $.50 Warrants to purchase 375,000 shares of common stock, and $5.00 Warrants to purchase up to 375,000 shares of common stock. As of May 31, 2000, all such warrants had been exercised or had expired.

      The Company has issued the following warrants that have since been exercised or expired:

            700,000 stock purchase warrants which expire July 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.01 per share. These warrants were exercised as of August 31, 1997.

            1,050,000 stock purchase warrants which expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.05 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July 1999 if not exercised. During April 1999, the Company's Board of Directors removed the requirement that the Company's common stock trade at a price of no less than $5.50 per share for twenty consecutive trading days provided that the holders of the warrants exercise the warrants prior to the expiration date and remit to the Company a fee of $.70 per underlying share upon exercise of the warrants. Prior to expiration, 1,037,500 warrants were exercised and 12,500 warrants expired.

            1,375,000 stock purchase warrants which expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for twenty consecutive trading days, yet still expire July 1999 if not exercised. During April 1999, the Company's Board of Directors removed the requirement that the Company's common stock trade at a price of no less than $5.50 per share for twenty consecutive trading days provided that the holders of the warrants exercise the warrants prior to the expiration date and remit to the Company a fee of $.25 per underlying share upon exercise of the warrants. Prior to expiration, 1,325,000 warrants were exercised and 50,000 warrants expired.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

      NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS: (continued)

            425,000 stock purchases warrants that expire July 1999. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants are subject to restrictions regarding the timing of exercise. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. These warrants were not exercised.

            43,641 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $1.75 per share. These warrants were exercised as of May 31, 2000.

            100,000 stock purchase warrants which expire October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $1.54 per share. These warrants were exercised as of May 31, 2000.

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

      NOTE 6 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS: (continued)

            The Company has issued and outstanding the following warrants which have not yet been fully exercised at May 31, 2000:

            5,033,334 Class A stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. As of May 31, 2000, 4,544,174 warrants had been exercised.

            5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933. As of May 31, 2000, 1,574,442 warrants had been exercised. These warrant trade under the symbol "EAG/WS/B".

            1,050,000 Class C stock purchase warrants which expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. As of May 31, 2000, 1,050,000 warrants had been fully exercised.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                 WARRANTS  ISSUED       WARRANTS  EXERCISABLE          WARRANTS           WARRANTS EXPIRED
CLASS  OF            MAY 31,                   MAY 31,             NON          NON           MAY 31,
WARRANTS        2000         1999         2000        1999       EXERCISED   REGISTERED    2000      1999
-------      ----------   ----------    ---------  ----------    ----------  ----------   -------  -------
   4.00       5,033,334     5,033,334     489,160   5,033,334         --          --         --      --
   6.00       5,033,334     5,033,334   3,458,892   5,033,334         --          --         --      --
   2.00       1,050,000     1,050,000       --      1,050,000         --          --         --      --

ESOP         *   28,200   *     5,000                   5,000       28,200        --         --      --
ESOP            194,907        88,375     74,250       62,875      117,782        --       10,250    --

      An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the year ended August 31, 1999.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 7 - SEGMENT INFORMATION:

      The Company had gross revenues of $1,270,299 and $395,045 for the nine months ended May 31, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                        MAY 31, 2000            MAY 31, 1999
                      CUSTOMER       AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE
                ------------------   -------   ----------   -------   ----------
                Link - Two .......   $  --           -- %    69,900         18 %
                RFTL .............   $  --           -- %   213,075         54 %


NOTE 8 - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

      The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At May 31, 2000 and 1999, the Company had earned a 5.0% and 5.0%, respectively, minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1999 and 1998, the Company has recorded it share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678 and $28,663, respectively. The Company has reclassified its balances due from Link II as additional advances to affiliates.

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

NOTE 9 - RISK FACTORS:

      For the nine months ended May 2000 and 1999, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately fifty-three percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate forty-six remainder has been created relatively evenly over the rest of the nation during the nine months ended May 31, 2000. Approximately 75% of the Company's revenues and receivables have been created solely in the state of Texas, and the approximate 25% remainder has been created relatively evenly over the rest of the nation during the nine months ended May 31, 1999

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 9 - RISK FACTORS: (continued)

      Through the normal course of business, the Company generally does not require its customers to post any collateral. However, because Link II constitutes 43% and 60% of the Company's gross revenues and 64% and 60% of its gross assets for the years ended August 31, 1999 and 1998, respectively, the two companies have reached an agreement whereby the Company has received a minority interest in Link II based upon accounts receivable and has fully collateralized the debt.(See Note 9)

      Although the Company has concentrated its efforts in the wireless infrastructure industry and convergent set top market during the years ended August 31, 1999 and for the nine months ended May 31, 2000 it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 10 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately .01% and 0% at May 31, 2000 and 1999, respectfully.

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

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

      It is understood and agreed, and it is the intention of both parties, that this put right will provide Space with a guarantee that, so long as (a) Space does not sell or otherwise dispose of the common stock for less than $1.70 per share, and (b) Space exercises its put right between August 15, 2000 and August 31, 2000, Space will receive a minimum economic benefit of at least $170,000 from the common stock issued by the Company to Space. For the periods ending May 31, 2000 and 1999, rental expenses of $164,142 and $74,272 respectively, were incurred.

            Future obligations under the non-cancelable lease terms are:

                  PERIOD ENDING
                   NOVEMBER 30,                 AMOUNT
                  -------------              -----------
                      2000                   $    54,714
                      2001                   $   127,666
                                             ===========

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

                       EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

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

NOTE 12 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                       FOR THE 9 MONTHS ENDED MAY, 2000
                                                   ---------------------------------------
                                                               (In thousands)
                                                     INCOME         SHARES       PER-SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
      Net Income ...............................   $       444

      Basic EPS:
        Income available to common stockholder .   $       444          20,981   $    0.02

      Effect of Dilutive Securities:
        Warrants ...............................           -0-             -0-
                                                   -----------   -------------   ---------
      Diluted EPS:
        Income available to common stockholders
          and assumed conversions ..............   $       444          20,981   $    0.02
                                                   ===========   =============   =========
                                                      FOR THE YEAR ENDED AUGUST, 1999
                                                   ---------------------------------------
                                                     INCOME         SHARES       PER-SHARE
                                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                   -----------   -------------   ---------
      Net Income ...............................   $       168

      Basic EPS:
        Income available to common stockholder .   $       168          12,000   $    0.01

      Effect of Dilutive Securities:
        Warrants ...............................           -0-             -0-
                                                   -----------   -------------   ---------
      Diluted EPS:
        Income available to common stockholders
          and assumed conversions ..............   $       168          12,000   $    0.01
                                                   ===========   =============   =========

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

NOTE 13- EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of May 31, 2000 and 1999, 223,107 and 88,875 warrants have been issued to various employees. Of these outstanding warrants, 66,875 and 17,500 were exercised for the months ended May 31, 2000 and 1999, respectively. Additionally, 10,250 warrants have expired as of August 31, 1999.

NOTE 14 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the nine months ended May 31, 2000 and 1999, employee contributions were approximately $272,914 and $123,189 respectively. The Company matched approximately $44,775 and $38,636 respectively for those same periods.

NOTE 15 - MAJOR CUSTOMER:

      As of May 31, 2000, the Company had a receivable due from Link - Two Communications (Link II) in the amount of $6,641,892. This account receivable has been converted to a note receivable (see Note 9). As of August 31, 1999, Link II is continuing to sell equity securities, assets, and products that are being used to retire this note receivable. This receivable is secured by substantially all assets of Link II including radio frequency licenses that have been valued by outside appraisal firms to in excess of twenty million dollars. In August 1999, Link II commenced operations of its nationwide two-way messaging system. Based upon the aforementioned, management believes the risks involved with this receivable are minimal.

NOTE 16 -   BUSINESS COMBINATIONS

      Effective January 1, 2000, the Company acquired Atlanticpacific Communications, Inc. in a business combination accounted for as purchase. Atlanticpacific Communications, Inc. is primarily in the business of nationwide sales and installation of fiber optic and Internet wiring to commercial customers. The results of operations are included in the accompanying financial statements since the date of acquisition. The Company issued 518,919 shares in restricted stock and assumed certain notes and accounts payable. Additionally, the principal shareholders of Atlanticpacific Communications, Inc. can earn an additional 3,000,000 shares of the Company's common stock based on accumulated sales goals. Under the terms of this agreement, the Company will issue an additional 500,000 shares at $10,000,000 in accumulated sales, 1,000,000 shares at $30,000,000 in accumulated sales and 1,500,000 shares at $60,000,000 in accumulated sales. The total cost of the acquisition exceeded the fair value of the assets by $2,568,210. This excess is being amortized over fifteen years.

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

      NOTE 16 -   BUSINESS COMBINATIONS(CONTINUED)

      The following summarized pro forma (unaudited) information assumes the transactions related to Eagle Wireless International, Inc., (EAG) Atlanticpacific Communications, Inc., (APC) and Comtel Communications, Inc., (CTC):

                           1999 PRO FORMA INFORMATION
                                 (In Thousands)

                                     EAG        APC       CCT       ADJ.    COMBINED TOTAL
                                   -------    ------    -------    -----    --------------
Net Sales                          $ 2,217    $1,567    $ 4,135              $       7,919
Cost of Goods Sold                   1,337     1,207      3,249                      5,793
                                   -------    ------    -------    -----    --------------
Gross Profit                           880       360        886                      2,126
Operating Expenses                   1,319       853        850                      3,022
                                   -------    ------    -------    -----    --------------
Income (loss) from operations         (439)     (493)        36                       (896)
Other, net                             697       (11)                                  686
                                   -------    ------    -------    -----    --------------
Income before income taxes             258      (504)        36                       (210)
Income taxes                            91         -         15     (106)                -
                                   -------    ------    -------    -----    --------------
Net income                         $   167    $ (504)   $    21    $ 106    $         (210)
                                   =======    ======    =======    =====    ==============

NOTE 17 - SUBSEQUENT EVENTS:

      Through July 14, 2000, the Company has received an additional $1,253,416 from the exercise of all warrants.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the nine months ended May 31, 2000, we have acquired two companies in the fiber optics industry, completed the majority of the field testing of the set top boxes for commercial and residential distribution, and developed new products for wireless DSL and advanced television interface applications. Additionally, we have filed patents for the Java Acceleration Card and the Bluetooth Set Top Box integration technology. Concurrent with these activities, we have been marketing the company's products at numerous domestic and international shows, which target both commercial and residential electronic distribution companies.

      Revenues for the nine months ended May 31, 2000 and 1999 totaled $1,903,000 and $1,658,000, respectively. The increase in revenues is principally due a increase in sales to commercial customers which require structured wiring for computers and infrastructure communications equipment. During this current quarter, the Company's marketing resources were directed to identifying product demand for the set top devices, world-wide sales shows, and development new wireless application customers. The Company anticipates that these sales efforts will provide new customers in the wireless, internet and convergent set top device markets and constitute the majority of sales in the ensuing fiscal year. Concurrent with this marketing effort, the Company has engaged international manufacturers to produce the multi-media set top devices.

      Operating expenses for the nine months ended May 31, 2000 and 1999 totaled $2,267,000 and $1,308,000, respectively. These expenses increased as a result of the employment of new sales and engineering personnel to support the marketing of multi-media set top devices, development of the advanced television entertainment interface, wireless products for expanding DSL services and completion of the java accelerator card. Additionally, the company continues to incur certain costs in identifying potential cable and fiber industries for acquisition. The Companies research

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

      and development costs will continue to increase as new multi-media software and hardware products are developed which integrate with current and evolving television technology.

      Current assets as of May 31, 2000 and August 31, 1999 totaled $34,602,000 and $3,072,000, respectively. The principal increase in working capital was due to the increase in cash from the exercise of warrants. Current liabilities as of May 31, 2000 and August 31, 1999 totaled $2,853,000 and $1,414,000, respectively. This increase is attributable to the increase in the purchase of set top box component and fiber wiring.

      The Company's shareholders' equity as of May 31, 2000 and August 31, 1999 totaled $44,914,000 and $8,894,000, respectively. This increase is attributable to the significant exercise of the various categories of warrants. As disclosed, the Company is continuing to receive substantial sums of cash from additional warrant exercises. The Company expects this warrant exercise trend to continue. Cash flows used by operating activities for the nine months ended May 31, 2000 and 1999 totaled $2,100,000 and $788,000, respectively. Cash flows used by investing activities for the nine months ended May 31, 2000 and 1999 totaled $1,190,00 and $7,000, respectively. Cash flows provided by financing activities for the nine months ended May 31, 2000 and 1999 totaled $29,760,000 and $417,000 respectively.

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

      We entered into a $4,500,000 convertible note credit facility, of which we have drawn down and repaid $1,500,000. The balance is available subject to certain terms and conditions. We believe that our current cash position will provide sufficient working capital through August 2002. Additionally, the Company is negotiating with lenders to obtain acquisition and production financing, although there is no assurance that such financing can be obtained.

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

                INTERNAL INFRASTRUCTURE. - During the fiscal year 1999, we undertook and completed a project to replace our accounting and manufacturing information systems that we found to not be

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2000

IMPACT OF YEAR 2000 (CONTINUED)

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