Form 10KSB
period 2000-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2000-12-13
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ------------------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended August 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      EAGLE WIRELESS INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-20011

                  TEXAS                               76-0494995
  (State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

     101 COURAGEOUS DRIVE, LEAGUE CITY, TEXAS            77573
     ----------------------------------------           --------
      (Address of Principal Executive Office)          (Zip Code)

                                  281-538-6000
                                  ------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended August 31, 2000 were $5,239,670.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on November 28, 2000, 2000 was $79,706,289. As of November 28, 2000 registrant had 26,568,763 shares of common stock outstanding.

                                    PART I

      This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Eagle's or Eagle's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

      In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although Eagle believes that the expectations reflected in the forward-looking statements are reasonable, Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward- looking statements after the date of this report to conform its prior statements to actual results.

ITEM 1. DESCRIPTION OF BUSINESS

      Eagle is a worldwide supplier of telecommunications equipment and related software used by service providers in the messaging and other wireless personal communications market. Eagle designs, manufactures, markets, and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems and radio and telephone systems. Most of Eagle's broad line of products, covering the messaging spectrum as well as specific personal communication systems, and specialized mobile radio products, have been tested and approved by the Federal Communications Commission. Eagle provides service and support for its products, as well as consulting and research development on a contract basis. In addition, Eagle has recently introduced a completely new line of multi-media and Internet products to the telecommunications industry, including a family of convergence set-top-box products and markets these products under the name of BroadbandMagic.com. BroadbandMagic.com is a wholly owned subsidiary of Eagle.

      Effective January 1, 2000, Eagle acquired all of the assets and assumed certain liabilities of Atlanticpacific Communications, Inc. Atlanticpacific is primarily in the business of nationwide sales and installation of fiber optic and Internet wiring to commercial customers. Eagle financed this acquisition through the issuance of 518,919 shares in restricted common stock and the assumption of notes and accounts payable of $1,304,080. Additionally, the principal shareholders of Atlanticpacific can earn an additional 3,000,000 shares of Eagle common stock based on accumulated sales goals. Under the terms of the agreement, Eagle will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales, and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period. The total cost of the acquisition exceeded the fair value of the assets by $3,662,890. This excess is being amortized over twenty years.

      Effective January 1, 2000, Eagle acquired Comtel Communications, Inc. Comtel is primarily in the business of nationwide sales and installation of fiber optic and Internet wiring to commercial customers. Eagle issued 300,000 shares in restricted stock for the net assets of Comtel. The total cost of the acquisition exceeded the fair value of the assets by $1,878,528. This excess is being amortized over twenty years.

      Eagle was incorporated in May 1993, but did not conduct any substantive business operations until April

1996. During April 1996, Eagle commenced operations by the issuance of stock for cash, inventories, test equipment, and other assets of its principal shareholder. Concurrent with this transaction, Eagle entered into an asset purchase agreement with a company to acquire other production equipment, inventories and furniture and equipment. In August 1997, Eagle amended its articles of incorporation and changed its name to its current name. Eagle's principal place of business is located at 101 Courageous Drive, League City, Texas 77573 and its telephone number is (281) 538-6000.

MERGER AGREEMENT

        On September 15, 2000, Eagle entered into a merger agreement with ClearWorks.net, Inc., whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks and merge Eagle Acquisition Corporation, a wholly owned subsidiary of Eagle, into ClearWorks. Eagle agreed to issue 0.8 shares of Eagle common stock for each share of ClearWorks common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks stock options and warrants based upon the same 0.8 exchange ratio.

      The business purpose of the merger between Eagle and ClearWorks is to create a company with unique product and service offerings. This merger integrates wireless and broadband products and services to a wide range of customers and applications, which Eagle believes will result in recurring revenues. The core products to be offered will target end-users of broadband services, which include Internet, telephone, and bundled digital services or BDS(SM). Each subscriber gives the company an opportunity to create a long-term recurring revenue stream and to generate up-front product revenue by adding a number of current and future hardware and software and service products, such as the convergence set-top-box to the existing ClearWorks contracts. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. Eagle believes hardware, installation and home wiring for the current BDS(SM) contracts alone have the potential to generate near-term revenue for the company. The company is also looking forward to applying the BDS(SM) concept to some of the current Eagle contract applications. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, and strong manufacturing and R&D capabilities and ClearWorks' BDS(SM) "last mile" cable and fiber installation should provide a well-balanced revenue mix as the combined company provides a full complement of broadband products and services to its customers.

      The merger is subject to the approval by the stockholders of Eagle of the proposed share issuance in connection with the merger, and the approval by the stockholders of ClearWorks of the merger agreement.

PRODUCT CATEGORIES

WIRELESS MESSAGING PRODUCTS

      For the fiscal years ended August 31, 1999 and 2000, infrastructure equipment, which includes License Starter, transmitters, base stations, power amplifiers, link products, multi-terminal arbitrator, Extend-a-Page, Hot Switch Panel, and consulting services, accounted for 67% and 33%, respectively, of Eagle's net sales.

      Messaging is a method of wireless telecommunication, which uses an assigned radio frequency to contact a messaging subscriber anywhere within a service area. A messaging system is generally operated by a service provider that incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a messaging frequency within either a local, regional, or national geographical area. Each messaging subscriber is assigned a distinct telephone number that a caller dials to activate the subscriber's pager, a pocket-sized radio receiver carried by the subscriber. A messaging switch receives telephone calls by the subscriber. A network of transmitters, that broadcast a signal over a specific geographical area, then receives the information from the messaging switch through the controller, and a radio signal is sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the messaging device to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message.

      A messaging device has an advantage over a landline telephone in that the messaging device's reception is not restricted to a single location, and has an advantage over a cellular portable telephone in that a messaging device is smaller, has a much longer battery life, has excellent coverage, and is less expensive to use. Historically, the principal disadvantage of traditional messaging service in comparison to landline telephones or cellular portable telephones has been that messaging provided only one-way communication capabilities.

      However, this limitation may have been overcome in the United States as a result of the auction in 1994 by the FCC of nationwide and regional licenses for designated narrowband personal communication services, radio frequencies or spectrum to service providers. Many of the nationwide license holders and many of the regional license holders are current Eagle customers, directly or indirectly. The cost of the licenses to the narrowband personal communication services auction winners in 1994 was approximately $1 billion. The FCC anticipates that these narrowband personal communication services licenses will be used to provide such new services as pager location, two-way acknowledgment messaging, advanced voice messaging and data services.

      The narrowband personal communication services radio frequencies or spectrum are located at three separate points within the total radio spectrum, at 902-928 MHz, 930-931 MHz and 940-941 MHz. Initially, the radio frequencies located at 930-931 MHz and 940-941 MHz have been designated for outbound message transmission, to the pager, and the 902-928 MHz have been designated response channels, from the pager. This application is similar to traditional messaging except that these license holders have been granted wider frequency bandwidth permitting the user to transmit substantially more information. In addition, Eagle manufactures other messaging infrastructure products that cater to the VHF and UHF messaging frequencies in the United States and other areas of the world as well as supporting most international messaging brands.

      The narrowband personal communication services nationwide licenses cover all fifty states, the District of Columbia, American Samoa, Guam, the Northern Marianas Islands, Puerto Rico and the United States Virgin Islands. These licenses are divided into 50 kHz paired and unpaired channel categories. Paired channels permit both outbound and inbound signals while unpaired channels are limited to only outbound signals. The FCC has imposed infrastructure construction or build-out requirements on all narrowband personal communication services license holders. Each narrowband personal communication services license holder must establish minimum service availability for at least 37.5% of the population in its geographic region within five years after receiving the license. After ten years, each narrowband personal communication services license holder must make the service available to at least 75% of the area's population. If a narrowband personal communication services license holder fails to achieve these build-out requirements, it risks cancellation by the FCC of its narrowband personal communication services license and a forfeiture of any auction monies paid.

      Eagle manufactures products that will enable messaging license holders to legally put their systems into operation at a low cost, a strategy adopted by Eagle to create a "captive" customer in terms of future build-out.

      Eagle offers its customers an end-to-end solution for narrowband personal communication services applications. Eagle has developed new technology based products with enhanced architecture and technology from its existing messaging systems to accommodate the advanced services available through messaging and PCS. This system approach includes full product lines of radio frequency network controllers, transmitters, receivers, and a special satellite receiver system, to receive the response message from the end-user. Eagle is currently shipping its narrowband personal communication services products to various beta test sites, based on product development schedules and the build-out requirements of the narrowband personal communication services license holders.

      The design of a messaging system is customer specific and depends on:

      o The number of messaging subscribers the service provider desires to accommodate,

      o  The operating radio frequency,

      o  The geography of the service area,

      o  The expected system growth, and

      o  Specific features desired by the customer.

Messaging equipment hardware and software developed by Eagle may be used with all types of messaging service, including voice, tone numeric (telephone number display) or alphanumeric messaging (words and numbers display).

SWITCHES

      Eagle is involved at an early stage in the development of industry wide technology standards and is familiar with developments in messaging protocol standards throughout the world. Eagle works closely with its customers in the design of large, complex messaging networks. Eagle believes that its customers' purchasing decisions are based, in large part, on the quality and technological capabilities of such networks. Eagle believes that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.

RADIO FREQUENCY EQUIPMENT, TRANSMITTERS AND RECEIVERS

      Transmitters are available in frequency ranges of 70 MHz to 960 MHz and in power levels of 2 watts to 500 watts. Radio link receivers are available in frequency ranges of 70 MHz to 960 MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C- band frequencies.

      Eagle's range of receivers detects the responses back from the two-way narrowband personal communication services subscriber devices. The receivers take advantage of Digital Sound Processing demodulation techniques that maximize receiver performance. Depending upon frequency, antenna height, topography and power, Eagle transmitter systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells that vary from 3 to 15 miles in diameter. Eagle transmitters are designed specifically for the high performance and reliability required for high speed simulcast networks.

MULTIMEDIA DEVICES

    Eagle recently developed WebFlyer, a family of Internet Set-Top-Boxes designed to access the Internet and e-mail through a television set for individual or commercial use. The WebFlyer is the latest product family to be introduced into the multimedia home entertainment arena. It uses a standard TV set as a monitor, allowing the user to connect to their chosen ISP on the Internet. The multimedia entertainment device can at a minimum:

      o  Receive, write and send e-mail;

      o  Write a letter or work on a spreadsheet;

      o  Play games or use learning tools;

      o  Watch movies from CDs or DVDs; and

      o Record on the hard drive direct from the TV, providing better quality picture than through a VCR.

CONTROLLERS

      Eagle currently offers products for transmitter control known as Eagle's L20X transmitter control system, which is a medium-feature transmitter control system used in domestic and international markets.

CURRENT PRODUCTS AND SERVICES

      The principal products and enhancements currently being manufactured and sold by Eagle relate to its wireless messaging products and include the following:

LICENSE STARTER

      This product provides new messaging license holders a method to install a system that will keep them in compliance with FCC regulations. The product is expandable, giving the license holder the ability to fund the expansion from revenues. Installation of this product requires 110-Volt AC power and a standard telephone line.

BASE STATIONS AND TRANSMITTERS

      Transmitters and full-featured transmitters called Base Stations are used by messaging carriers to broadcast radio-frequency messages to subscribers carrying pagers. Eagle offers a slimline Stealth and a larger Quantum transmitter that is available in the 72MHz, VHF, UHF, and 900MHz broadcast frequency ranges. Each unit can be equipped to provide an output power ranging from 15 Watts up to 500 Watts on almost any domestic or international messaging frequency.

RADIO FREQUENCY POWER AMPLIFIERS

      Radio-frequency power amplifiers are a sub-component of both messaging and SMR transmitters and base stations. The high, medium and low power base station and link transmitter power amplifiers are designed to operate with any FCC type accepted exciter or may be combined with an Eagle optional plug-in base station in the same space as the power amplifier. All Eagle power amplifiers above 100 watts are equipped with Eagle "Heat Trap"(TM) design to provide the user with long life and high reliability performance.

EXTEND-A-PAGE

      Extend-a-Page is a compact lower-power transmitter and receiver set designed to provide fill-in coverage in fringe locations where normal messaging service from a wide-area messaging system is not adequate. The Extend-a-Page receives the messaging data on either a radio frequency control link or wireline link and converts this information into low power simulcast compatible messaging transmissions on any of the common messaging frequencies. The Extend-a-Page transmits the messaging information at a one to two Watt level directly into hard to reach locations such as hospitals, underground structures, large industrial plants, and many locations near the outer coverage contour of messaging systems.

LINK PRODUCTS

      Radio frequency and wireline communication links are needed to connect multiple transmitters within a messaging network. Eagle provides both Link equipment (the Link 20TX, 20RX, 20GX and 20PX) and the Link 20 software to facilitate this interconnection. Major competitors have licensed the Eagle Link 20 software and have incorporated it as an industry standard into their radio-messaging terminals. Customers may also purchase the same software directly from Eagle as part of an Eagle system at a lesser cost. Management believes that its software allows the user to mix and match the products of different vendors on a common radio-messaging system.

MICROBEEP

      The MicroBeep messaging terminal is a small messaging terminal that can be plugged into the expansion slot of an IBM compatible computer. This fully-contained messaging terminal includes a low-power transmitter and subscriber software. This system is used for local messaging applications within factories, offices, restaurants and campuses.

MULTI-TERMINAL ARBITRATOR

      The Multi-Terminal Arbitrator is a programmable communications switch that facilitates the sharing of a single radio-frequency transmitter by a maximum of eight different messaging terminals. A target market for this product is in private carrier messaging where multiple companies share the same radio frequency and are required to coordinate the sharing activities.

TWO-WAY MESSAGING DEVICES

      Eagle is a licensed distributor and value added reseller of spread-spectrum wireless messaging receivers that, when used in conjunction with Eagle's one-way messaging transmitters, provide a two-way messaging system for both consumer and industrial applications. In addition to the receivers, Eagle currently sells and distributes a wireless water meter, a wireless power meter, a wireless home security alarm, a wireless vehicle tracking system and a multi-purpose wireless module that can be combined with a wide variety of switch-type applications.

CONSULTING SERVICES

      Eagle routinely provides consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include the design and installation of radio messaging systems. Eagle also performs research and development on a contract basis.

BROADBAND MULTIMEDIA AND INTERNET PRODUCTS

      Eagle developed a complete new line of broadband multimedia set-top-box products during 1999 and 2000 and has been test marketing and initially distributing these products under the name of BroadbandMagic.com. BroadbandMagic.com is a wholly owned subsidiary of Eagle. These new products are multimedia-based products that provide a user with the ability to interface their Internet connection, their broadcast video source, their cable or DSL source, or their satellite video source directly to their television receiver. Eagle markets the new multimedia and Internet products as convergence set-top-box products. One version of the convergence set-top-box includes a DVD player and full high performance computer functionality as well as all of the other convergence set-top-box capabilities. The marketing plan of Eagle through BroadbandMagic.com has been to initially focus on the large Internet service providers or ISP's and OEM customers who typically bundle Set-Top-Boxes with their service as their own marketing strategy. In addition, the convergence set-top-box is marketed to large retail distributors, through the company representative network, as well as through e-commerce web sites and other e-commerce sites. Eagle is currently negotiating to obtain the necessary additional large scale financing to mass produce and market these devices.

FIBER AND CABLING

      Through its subsidiaries Atlanticpacific and Comtel, Eagle resells and installs fiber and cabling to commercial and industrial clients throughout the United States. Eagle's services include end-to-end project management. Eagle provides project planning, installation, project management, testing, and documentation. For the year ended August 31, 2000, fiber and cabling sales represented 65% of Eagle's sales. For the year ended August 31, 2000, Sprint PCS was Eagle's largest customer representing 15% of Eagle's total sales.

WIRELESS BROADBAND CONNECTIVITY

      During 2000, Eagle has developed certain wireless broadband products and services and is currently testing these products in multiple locations in the U.S. markets. Eagle plans to introduce these new products in the near future.

SERVICE AND SUPPORT

      Eagle provides service to customers on a regular basis including installation, project management of turnkey systems, training, service or extended warranty contracts with Eagle. Eagle believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when a customer seeks new services or system expansions. This relationship is further developed as customers come to depend upon Eagle for installation, system optimization, warranty and post-warranty services.

      Eagle has a warranty and maintenance program for both its hardware and software products and maintains a customer service network in its operating locations. Eagle's standard warranty provides its customers with repair or replacement of any defective Eagle manufactured equipment. The warranty is valid on all products for the period of one year from the later of the date of shipment or the installation by an Eagle qualified technician.

CUSTOMERS

      Eagle sells to a broad range of customers worldwide. In the United States, customers include the regional Bell operating companies, telecommunications companies, medical messaging operators, and public and private radio common carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers.

      Eagle's second largest customer for 2000, Link-Two Communications, accounted for approximately 12% of Eagle's sales for the fiscal year ended August 31, 2000. Link-Two Communications is a common carrier of exclusively wholesale one-way messaging and two-way messaging network services. Its customers purchase messaging network services as an aggregator and resell Link-Two Communication's network services to individual subscribers and other communications providers. Link-Two Communications has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link-Two Communications has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. More recently, Link-Two Communications has secured an exclusive block of FCC spectrum covering a majority of the population centers in the southern and western United States in a successful bidding at the FCC auction. In addition, Link-Two Communications has also recently purchased a large block of exclusive spectrum from another carrier. Link-Two Communications is currently operational in Houston and Dallas, Texas as well as over much of the remaining population base of Texas.

MARKETING AND SALES

      Eagle markets its products and services in the United States through representative organizations and internationally through agents. As Eagle's business is highly technical, a majority of sales are complete systems with technical support. A large percentage of Eagle's marketing comes from direct sales by the employees. Eagle also utilizes distributors and agents to sell its products in certain countries and geographic regions to market outside of Eagle's core markets.

      Eagle currently has non-exclusive arrangements with eight distributors and agents to service selected regions within the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis and Eagle has one exclusive arrangement with a distributor to service Australia. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis. Eagle has an agreement with Motorola whereby certain products offered by Eagle are listed in Motorola's product catalog under the Eagle name. In addition, Eagle has been granted the status of a Value Added Reseller or VAR by Lucent Technologies, Inc. for all of Lucent's wireless networking or Internet product lines. Eagle has recently developed a manufacturer's representative for the new multimedia and Internet product lines. Currently this program consists of fourteen manufacturers representatives on a worldwide basis.

      Eagle maintains and Internet web sites at www.eglw.com, www.broadbandmagic.com, www.atlanticpacific.net, and www.etoolz.com where information can be found on Eagle's and its subsidiaries products and services. The web site provides customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative. Information on the web site of Eagle or any of its subsidiaries is not part of this annual report.

INTERNATIONAL BUSINESS RISK

      Eagle generated net sales in markets outside the United States, which amount to less than 2% of total Eagle net sales in the last two years. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.

RESEARCH AND DEVELOPMENT

      Eagle believes that a strong commitment to research and development is essential to the continued growth of its business. One of the key components of Eagle's development strategy is the promotion of a close relationship between its development staff, internally with Eagle manufacturing and marketing personnel, and externally with Eagle customers. This strategy has allowed Eagle to develop and bring to market customer-driven products.

      Eagle has focused a large portion of its new development resources during 1999 and 2000 on the development of the new broadband multimedia and Internet product line. In addition, Eagle has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the convergence set-top-box product line. Eagle will continue to incur research and development expenses with respect to the convergence set-top-box product line during the current fiscal year.

      Eagle has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, wireless DSL products, radio frequency and data network design. Eagle believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by Eagle for the fiscal years ended August 31, 2000, and August 31, 1999 were $370,828, and $438,693 respectively.

MANUFACTURING

      Eagle currently manufactures its wireless products at its facilities in League City, Texas. Some subassemblies are manufactured for Eagle by subcontractors at various locations throughout the world. Eagle's manufacturing expertise resides in assembling subassemblies and final systems that are configured to its customers' specifications. The components and assemblies used in Eagle's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in Eagle's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, Eagle purchases sufficient quantities of components that have long-lead requirements in the world market. Eagle ensures that all products are tested, tuned and verified prior to shipment to the customer.

      Eagle has determined that the most cost effective manufacturing method for its high volume multimedia and Internet product line will be to utilize offshore contract production facilities supplemented with high volume United States based contract facilities. The high volume requirements of convergence set-top-box product line are well beyond the capabilities of the current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, Eagle has selected SCI, an United States owned company with manufacturing facilities in over twenty countries around the world. The initial manufacturing location for the convergence set-top-box is the SCI facility in Singapore.

COMPETITION

      Eagle supplies transmitters, receivers, controllers and software used in messaging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications industry today, the industry is expanding to include new services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same PCS markets served by Eagle. Many Eagle competitors, and all competitors that have publicly tradable securities, have significantly greater resources than Eagle, and there can be no assurance that Eagle will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone industry, some of which are larger and have significantly greater resources than Eagle, could elect to enter into Eagle's markets and compete with Eagle's products. There can be no assurance that Eagle will be able to increase its market share in the future.

      Eagle competes with many established companies in the set-top-box business including Scientific Atlanta, General Instrument, and many smaller companies. Most of these companies have greater resources available than Eagle does. The markets that are currently developing for multimedia and other Internet related products are extremely large and growing daily. Eagle has studied these markets and is of the belief based on this research that it can effectively compete in these markets with its new convergence set-top-box product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that Eagle can gain significant market share in the future.

PROPRIETARY INFORMATION

      Eagle attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, technical measures, and common law remedies with respect to its proprietary technology. This protection may not preclude competitors from developing products with features similar to Eagle's products. The laws of some foreign countries in which Eagle sells or may sell its products do not protect Eagle's proprietary rights in the products to the same extent as do the laws of the United States. Although Eagle believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Eagle in the future. If litigation resulted in Eagle's inability to use technology, Eagle might be required to expend substantial resources to develop alternative technology. There can be no assurance that Eagle could successfully develop alternative technology on commercially reasonable terms. More recently, Eagle has registered and trademarked the name of BroadbandMagic.com for its new wholly owned subsidiary. This name is thought by Eagle to be a valuable addition to the intellectual property rights of Eagle.

REGULATION

      Many of Eagle's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by Eagle in connection with the manufacture and sale of its products, and by customers to operate Eagle's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Eagle's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for Eagle's products by providing users of those products with opportunities to establish new messaging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on Eagle.

EMPLOYEES

      At September 1, 2000, Eagle employed approximately 125 persons and retained three independent contractors. Eagle believes its employee relations to be good. Eagle enters into independent contractual relationships with various individuals, from time to time, as needed.

      Eagle intends to hire new personnel to support the growth of Eagle. The key positions that will emerge from this growth include all areas of management from administration through marketing, sales, financial controller, and personnel director to quality director.

RISK FACTORS THAT MAY AFFECT EAGLE'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known to or that are currently deem immaterial also may impair Eagle's business operations. If any of the following risks actually occur, Eagle's business could be harmed.

EAGLE'S FAILURE TO COMPLETE THE MERGER AGREEMENT WITH CLEARWORKS COULD NEGATIVELY IMPACT EAGLE'S STOCK PRICE AND FUTURE BUSINESS AND OPERATIONS.

        If Eagle's merger with ClearWorks is not completed for any reason, Eagle may be subject to a number of material risks. For example, the price of Eagle common stock may decline to the extent, if any, that the current market price of Eagle common stock reflects an assumption by investors that the merger agreement will be completed. Also, the costs incurred by Eagle related to the merger agreement, including legal and accounting fees, and a portion of financial advisor fees, must be paid even if the merger agreement is not completed.

IF EAGLE CANNOT SUCCESSFULLY INTEGRATE CLEARWORKS AND ITSELF, THE ANTICIPATED ADVANTAGES OF THE BUSINESS COMBINATION BETWEEN EAGLE AND CLEARWORKS MAY NOT BE REALIZED, IN FULL, IF AT ALL.

      The integration of ClearWorks and its subsidiaries into Eagle will require the dedication of Eagle management resources. This may distract management's attention from management of the day-to-day business of Eagle. Retention of key employees by Eagle and the combined company of ClearWorks and its subsidiaries and Eagle have been, and will remain critical to ensure continued advancement, development and support of the companies' technologies, and ongoing sales and market efforts. The inability to retain key technical, sales, or marketing personnel after the merger would adversely affect the combined company's business.

CUSTOMERS OF EAGLE AND CLEARWORKS MAY DELAY OR CANCEL ORDERS AS A RESULT OF CONCERNS OVER THE MERGER.

      The announcement and closing of the merger agreement could cause customers and potential customers of Eagle and ClearWorks to delay and cancel orders for products or services as a result of customer concerns and uncertainty over the evolution, integration and support of Eagle's or ClearWorks' products and services. A delay or cancellation of orders could have a material adverse effect on the business of Eagle and ClearWorks.

EAGLE HAS A LIMITED OPERATING HISTORY AND EXPECTS TO ENCOUNTER RISKS FREQUENTLY FACED BY SUCH COMPANIES.

      Eagle has a limited operating history and, accordingly, is subject to all of the substantial risks inherent in the commencement of an early-stage business enterprise. Additionally, Eagle has a limited business history that investors can analyze to aid them in making an informed judgment as to the merits of an investment in Eagle. Any investment in Eagle should be considered a high-risk investment because it is an early-stage company with unforeseen costs, expenses, competition and other problems to which such ventures are often subject.

EAGLE'S PRODUCTS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND AN INABILITY ON ITS PART TO ADAPT OR ADJUST ITS TECHNOLOGY TO THESE DEVELOPMENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

      The design, development, and manufacturing of personal communication systems, specialized mobile radio products, and multimedia entertainment products are highly competitive and characterized by rapid technology changes. Eagle will compete with other existing products and may compete against other development technology. Development by others of new or improved products or technologies may make Eagle's products obsolete or less competitive. While management believes that Eagle's products are based on established state-of-the-art technology, there can be no assurance that they will not be obsolete in the near future or that Eagle will be able to develop a commercial market for its products in response to future technology advances and developments.

EAGLE'S CONVERGENT SET-TOP BOXES ARE IN THE INITIAL STAGES OF DEVELOPMENT, AND EAGLE MAY NOT BE ABLE TO EFFECTIVELY MASS-PRODUCE OR MASS MARKET THESE NEW PRODUCTS.

      Eagle has developed several models of its convergent set-top box product line, and is currently in negotiations to obtain the necessary additional financing to mass-produce and market these devices. Eagle may not be able to obtain such financing, and even if it does may not be able to continue to effectively mass-produce or mass market these products.

EAGLE'S SUCCESS DEPENDS UPON ITS ABILITY TO PROTECT ITS PROPRIETARY
TECHNOLOGIES.

      Eagle relies on non-disclosure agreements with employees, and common law remedies with respect to its proprietary technology and the filing of patents on its key technology. There can be no assurance that others will not misappropriate Eagle's proprietary technologies or develop competitive technologies or products that could adversely affect Eagle. In addition, although Eagle is not aware of any infringement claims against it or any circumstances that could lead to such claims, there can be no assurance that these claims could not be made which could adversely affect its business.

      Eagle's efforts to protect its intellectual property may cause it to become involved in costly and lengthy litigation, which could seriously harm its business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although it has not become involved in intellectual property litigation, it may become involved in litigation in the future to protect its intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject it to significant liability for damages or invalidate Eagle's proprietary rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force Eagle to take specific actions, including:

      o Cease selling its products that use the challenged intellectual property;
      o Obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
      o  Redesign those products that use infringing intellectual property.

EAGLE FACES SUBSTANTIAL COMPETITION FROM COMPETITORS WITH SIGNIFICANTLY GREATER RESOURCES.

      The wireless personal communications industry includes equipment manufacturers that serve many of the same customers served by Eagle. Substantially all of Eagle's competitors have significantly greater resources, including financial, technical and marketing, than Eagle, and there can be no assurance that Eagle will be able to compete successfully in the future.

      Eagle faces competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. The numerous companies that may seek to enter its industry may expose Eagle to severe price competition for its products and services. Eagle expects competition to intensify in the future and expects significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers.

A SYSTEM FAILURE COULD DELAY OR INTERRUPT EAGLE'S ABILITY TO PROVIDE PRODUCTS OR SERVICES AND HAVE A MATERIALLY ADVERSE EFFECT ON EAGLE'S BUSINESS.

      Eagle's operations are dependant upon its ability to support its highly complex network infrastructure. Many of its customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in its operations could result in loss of these customers. Because of the nature of the services Eagle supplies and the complexity of Eagle's network, it is not feasible to maintain backup systems, and the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services it provides.

      Additionally, the failure of a major supplier to provide the components and parts necessary for its products and services, or of a major customer to continue buying its goods and services, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the service Eagle provides and adversely affect its business prospects, financial condition and results of operations.

STOCKHOLDERS FACE POSSIBLE VOLATILITY OF STOCK PRICE FOR EAGLE STOCK.

      The market price of the common stock may experience fluctuations that are unrelated to the operating performance of Eagle. Eagle recently experienced a decrease in the market price of its common stock and the market price of its common stock has been quite volatile in the last 12 months. Eagle can provide no assurance that the current price will be maintained.

ITEM 2. DESCRIPTION OF PROPERTY

      Eagle's headquarters are located in League City, Texas and include approximately 23,000 square feet of leased office and production space. The lease is at market rate and expires in 2001. Eagle has insured its facilities in an amount that it believes is adequate and customary in the industry. In addition, Eagle maintains subsidiary offices in two other Houston area locations, in San Antonio, Texas, in Chicago, Illinois, and in Oxnard, California. Eagle believes that its existing facilities are adequate to meet its current requirements but anticipates the need to acquire additional space within the next two years. Eagle believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate the growth of its operations through the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      In connection with the anticipated merger between Eagle and ClearWorks, Eagle has been added as defendant to the lawsuit invoked by Sherman, Gerald Mason d/b/a Castle Developments, Ltd. against ClearWorks. The suit alleges that ClearWorks breached a contract whereby it failed to pay consulting fees. Castle is seeking from Eagle a temporary injunction preventing the merger between Eagle and ClearWorks. Eagle intends to vigorously defend this matter.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On November 28, 2000, Eagle's common stock closed at $3.00 per share. Eagle is authorized to issue 100,000,000 shares of common stock, 26,568,763 of which were issued and outstanding at November 28, 2000. At November 28, 2000, there were approximately 411 holders of record of Eagle common stock.

        The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                             EAGLE COMMON STOCK
                                            --------------------
                                            High            Low
                                            -----          -----
FISCAL 1999
       Quarter ended November 30, 1998      $2.00          $1.09
       Quarter ended February 28, 1999      $3.06          $1.53
       Quarter ended May 31, 1999           $2.81          $1.66
       Quarter ended August 31, 1999        $2.75          $1.03

FISCAL 2000
        Quarter ended November 30, 1999     $2.00          $1.00
        Quarter ended February 29, 2000     $19.00         $1.13
        Quarter ended May 31, 2000          $19.50         $5.62
        Quarter ended August 31, 2000       $8.75          $5.62


      Eagle has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years. Eagle anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, Eagle's operating and financial condition, Eagle's capital requirements and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

      The following sets forth information for all securities issued during the last fiscal year without registration under the Securities Act.

      In January and March 2000, Eagle issued 868,919 shares of common stock to the shareholders of Atlanticpacific, Comtel, and eToolz. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

      Between September 1999 and August 2000, Eagle issued an aggregate of 10,238,511 shares of common stock on the exercise of outstanding derivative securities previously issued pursuant to Section 4(2) of the Securities Act. Eagle believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

      Between September 1999 and August 2000, Eagle issued employees and consultants an aggregate of 981,392 shares of common stock for services rendered. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors or sophisticated investors and since the transactions were non-recurring and privately negotiated. The sophisticated investors had specific knowledge of Eagle and had general expertise in financial and business matters that they were able to evaluate the merits and risks of an investment in Eagle.

      In May 2000, Eagle issued 450,000 shares of common stock to a consultant in exchange for previously issued warrants to purchase an aggregate of 1,300,000 shares of common stock at exercise prices ranging from $1.50 to $11.00 per share. Eagle believes the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transaction was non-recurring and privately negotiated.

      Between January and August 2000, in exchange for financial, investment, and acquisition consulting services, Eagle issued three consultants warrants to purchase an aggregate of 1,163,641 shares of common stock at exercise prices ranging from $1.54 to $25.00 per share, expiring between March 2002 and July 2003. Eagle believes the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

      Between September 1999 and August 2000, in exchange for marketing and consulting services, Eagle issued two consultants warrants to purchase an aggregate of 1,350,000 shares of common stock at exercise prices ranging from $1.50 to $18.00 per share, expiring between September 2001 and July 2003. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

      Between January and August 2000, in exchange for legal services, Eagle issued one consultant warrants to purchase an aggregate of 150,000 shares of common stock at exercise prices ranging from $1.55 to $9.68 per share, expiring between June 2002 and July 2003. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion should be read in conjunction with Eagle's financial statements and accompanying notes to the financial statements.

OVERVIEW

      During the year ended August 31, 2000, 65% of Eagle's revenues were derived from the fiber and cabling operations of Atlanticpacific and Comtel. Other sales during this period were to Eagle's broader customer base and were comprised principally of paging infrastructure products. During the year, Eagle began taking steps to diversify its product and service offerings beyond the paging infrastructure market. Examples of new products either in development or in production are wireless set top devices and utility meters, vehicle tracking systems and wireless backups for residential security monitoring systems. In accordance with this strategy, Eagle entered into an acquisition agreement with ClearWorks that, if closed, Eagle believes will integrate their wireless and broadband products and services to a wide range of customers and applications.

      REVENUE RECOGNITION

      Eagle reports income from long-term contracts by the percentage-of-completion method of accounting. This method recognizes income and costs with respect to individual contracts on the basis of the proportionate value of work completed during the period. Estimated losses are recognized in full as soon as they are identifiable. Earnings are charged with a provision for doubtful accounts receivable based on collection experience and current review of the collectability of accounts. The majority of cabling contracts are completed in less than one month.

      RECEIVABLES

      For fiscal 2000, Eagle accounts receivables increased to $1,247,113 from $286,269 for fiscal 1999. This $960,844 increase is primarily due to increased sales from Atlanticpacific and Comtel. A note receivable from Link-Two Communications for $8,655,126 represents a substantial portion of Eagle's assets for fiscal 2000. Subsequent to the end of fiscal 2000, this note receivable was repaid by ClearWorks, which owns a majority of Link Two Communications, in the form of 2,856,000 shares of ClearWorks common stock.

      RECENT ACQUISITIONS; GOODWILL

      During the year ended August 31, 2000, Eagle recognized goodwill of $5,965,437 due primarily to the acquisitions of Atlanticpacific, Comtel, and eToolz. Goodwill represented the excess of the cost of the acquired companies over the fair value of their net assets on the date of acquisition. Eagle amortizes goodwill over a twenty-year period.

      In September 2000, Eagle entered into a merger agreement with ClearWorks, whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks in exchange for 0.8 shares of Eagle common stock for each share of ClearWorks common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks stock options and warrants based upon the same
0.8 exchange ratio. Eagle has set the date of its meeting to vote on the merger for January 31, 2001. The merger requires the vote of a majority of Eagle shareholders voting at the meeting, and a majority of the ClearWorks shareholders entitled to vote at the meeting. Eagle can provide no assurance that the merger will be completed.

      MARKETABLE SECURITIES

      Eagle has adopted the provisions of SFA No. 115, as amended by SFAS 130, which provides that all marketable equity securities be classified as available-for-sale or trading securities, and be carried on the balance sheet at fair market value. Any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income," net of tax.

      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2000, Eagle's inventory consisted of $5,755,778, as compared to $2,355,861 at August 31, 1999. The additional inventory is primarily attributable to Eagle's set top devices and cabling held for sale.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999

NET SALES. For the year ended August 31, 2000, net sales increased to $5,239,670 from $2,217,275 during the year ended August 31, 1999. The increase of 136% was primarily attributable to added sales from Atlanticpacific and Comtel.

COST OF GOODS SOLD. For the year ended August 31, 2000, cost of goods sold on Eagle's product sales increased to $2,481,695 from $1,336,502 during the year ended August 31, 1999. The increase of 86% is primarily associated with the cable and fiber products. Although Eagle's cost of sales increased, Eagle's gross profit percentage for products sold increased to 53% from 40% during the year ended August 31, 1999.

OPERATING EXPENSES. For the year ended August 31, 2000, operating expenses increased to $3,984,767 from

$1,318,981 during the year ended August 31, 1999, an increase of 219%. The primary portions of the increase are discussed below:

      o A $1,365,194 increase in salaries, or 2,319%, as a result of its acquisitions and expanded business.

      o A $263,893 increase in advertising and promotion, or 636%, due primarily to increased attendance at conventions and trade shows on a worldwide basis.

      o A $438,605 increase in depreciation and amortization, or 674%, due to an increase in amortization of goodwill and purchase of additional assets.

      o  A $665,959 increase in other support costs, or 98%.

NET EARNINGS. For the year ended August 31, 2000, Eagle's net earnings increased to $193,040 from $168,271 during the year ended August 31, 1999.

CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $5,299,365 in fiscal 2000, compared to $1,901,656 in fiscal 1999. The increase in net cash used by operating activities in fiscal 2000 was primarily attributable to an increase in receivables and inventory. Eagle's investing activities used net cash of $2,223,570 in fiscal 2000, compared to $32,559 in fiscal 1999. The increase was due primarily to investment in acquisitions and purchase of equipment. Eagle's financing activities provided cash of $39,681,262, in fiscal 2000, compared to $1,024,935 in fiscal 1999. The increase was primarily the result the exercise of outstanding warrants during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES.

      Current assets for the fiscal year ended August 31, 2000 totaled $49,305,912 as compared to $9,714,538 reported in the fiscal year ended August 31, 1999. Of this amount, $32,346,289 consisted of cash and cash equivalents, $8,655,126 consisted of other receivables that were converted into ClearWorks common stock subsequent to the end of the fiscal year, and $5,775,778 consisted of inventory. Eagle's increase in current assets is primarily due to its substantial increase in cash received from the exercise of outstanding warrants during the fiscal year ended August 31, 2000. Eagle believes that its working capital of $45,798,423 as of August 31, 2000 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. As of August 31, 2000, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

      The financial statements commencing on page F-1 have been audited by McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Eagle's directors and executive officers are:

NAME                           AGE   POSITION

H. Dean Cubley                 59    Chairman of the board of directors,
                                     president and chief executive officer

Christopher W. "James" Futer   60    Director, executive vice president and
                                     chief operating officer

A. L. Clifford                 55    Director

Dr. Glenn Allan Goerke         69    Director

Richard Royall                 54    Chief financial officer

      DR. H. DEAN CUBLEY has served as chairman of the board, president and chief executive officer of Eagle since March 1996. Before that, Dr. Cubley served as vice-president of Eagle Telecom, Inc. from 1993 to March 1996. Dr. Cubley is also a member of the Oversight Committee for the University of Houston Epitaxy Center which managed the Wake Shield Flight aboard the Shuttle in September 1995. Dr. Cubley has over 35 years of extensive experience in the field of telecommunications. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center in the Electromagnetic Systems Branch of the Engineering and Development Directorate. For a five-year portion of that period, Dr. Cubley was the Antenna Subsystems Manager for all spacecraft antennas for the Shuttle Program. Dr. Cubley's duties included overall responsibility for the design, development, costs schedules and testing of the antennas and hardware for all Shuttle flights. Throughout his career, Dr. Cubley has authored or co-authored over fifty publications. In addition, he has a total of eight patents and patents-pending registered in his name. Dr. Cubley received a bachelor of science degree in electrical engineering from the University of Texas in 1964 and a masters degree in electrical engineering from the University of Texas in 1965. In 1970, Dr. Cubley received his Ph.D. in electrical engineering from the University of Houston.

      CHRISTOPHER W. "JAMES" FUTER has served as a director, chief operating officer and vice president of Eagle since March 1996. Before that, Mr. Futer served as sales manager of Eagle Aerospace, Inc. Telecom Division from November 1994 until February 1996. From May 1993 to November 1994, Mr. Futer was employed as a vice president of operations with Starcom, Inc. Before May 1993, he was employed with Paging Products International. Mr. Futer was a manager of Universal Cellular, Inc., a California corporation ("UCI"), from October 1990 until February 1991. Mr. Futer resigned from UCI in February 1991 due to his disagreement with UCI management over its business policy and practices. In June 1993, UCI filed for protection under the federal bankruptcy laws. Mr. Futer's spectrum of experience has included work in the fields of hi-tech flight simulation and display technologies (especially those of light emitting diodes and liquid crystal displays), and in consumer electronics. Most recently, he has been involved in pager design, manufacture and marketing, as well as the wider field of messaging equipment. His international background includes work with Hatfield Instrument, Canadian Aviation Electronics, located in Montreal, Canada, General Instruments, Litronix, and Siemens. In 1975, he was instrumental in implementing a major "turn-key" technology transfer from Canada to the (then) Soviet Union for the manufacture of hand-held electronic calculators, an operation which the Soviets then improved from the consumer level and adapted to suit their particular requirements. Since 1975, Mr. Futer has had extensive in-depth experience of interfacing with Pacific Rim countries. In 1992 and 1993, he spent time in the People's Republic of China coordinating a successful technology transfer for one of the first pager manufacturing facilities.

      A. L. CLIFFORD has served as a director since December 1996. Mr. Clifford has served as president of Clifford & Associates for over five years, a company involved in the distribution of electrical and electronic products throughout the Midwest since 1920. Mr. Clifford is a graduate of the University of Miami, where he studied business and attended law school.

      DR. GLENN ALLAN GOERKE has served as a director since March 2000. Dr. Goerke is president emeritus of the University of Houston and currently serves a director of The Institute for the Future of Higher Education. The institute's mission is to provide research and policy analysis on higher education issues within state, national, and international contexts. Prior to his current position, Dr. Goerke served as president of the University of Houston from June 1995 to September 1997, and president of the University of Houston - Clear Lake from August 1991 to June 1995 and has been associated with the University of Houston system since 1986. While at the University of Houston, Dr. Goerke initiated significant international program development with particular focus on Mexico and Taiwan and received the "Breaking the Mold" award given by the Texas Comptroller's Office for responsible fiscal planning efforts. Dr. Goerke was named "Manager of the Year" by the Texas Gulf Coast Council of the National Management Association in 1992. Dr. Goerke received his Ph.D. in Adult and Higher Education from Michigan State University in 1962. Dr. Goerke received his M.A. and B.A. degrees from Eastern Michigan University in 1955 and 1952, respectively.

      RICHARD R. ROYALL has served as chief financial officer since March 1996. Mr. Royall has been a certified public accountant since 1971. From 1971 to 1976, Mr. Royall was employed with Haskins & Sells, Laventhol & Horwath (a partner from 1976 to 1986), and Bracken, Krutilek & Royall (1986). In 1986, Mr. Royall practiced accounting as a sole proprietor. Since 1987, Mr. Royall has been a partner in Royall & Fleschler, certified public accountants. In addition, Mr. Royall serves as financial officer and director of companies operating in the finance and chemical industries, including Fleetclean Systems, Inc., none of which are affiliated with Eagle.

      Eagle's directors hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Directors are reimbursed for out-of-pocket expenses to attend meetings. Eagle has established and does maintain compensation, audit, executive and nominating committees. There are no family relationships among any of the directors and executive officers of Eagle.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Eagle's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of Eagle, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by Eagle and on written representations from certain reporting persons, Eagle believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table provides information regarding compensation paid to Eagle's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended August 31, 2000.

                           SUMMARY COMPENSATION TABLE

                            ANNUAL
                         COMPENSATION   LONG TERM COMPENSATION
                         ------------ ------------------------------
NAME AND
PRINCIPAL                                                               ALL OTHER
POSITIONS          YEAR    SALARY ($)          AWARDS                 COMPENSATION ($)
---------          ----  ------------ ------------------------------  ----------------
                                       RESTRICTED    SECURITIES
                                         STOCK        UNDERLYING
                                      AWARD(S)($)   OPTIONS/SARS (#)
                                      -----------   ----------------
H. Dean Cubley,
Chief Executive
Officer            2000   $100,000         --            --                 --
                   1999   $100,000         --            --                 --
                   1998    $91,923         --            --                 --

Eagle has not entered into employment agreements with any of its executive officers.

STOCK OPTIONS

      Eagle's 1996 Stock Option Plan provides for the issuance of an aggregate 400,000 shares of common stock upon the exercise of options granted under the plan. As of August 31, 2000, options to purchase an aggregate of 242,607 shares of common stock were outstanding under the plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                      NUMBER OF         PERCENT OF
                     SECURITIES       TOTAL OPTIONS /
                     UNDERLYING        SARS GRANTED    EXERCISE OR
                    OPTIONS/SARS       TO EMPLOYEES    BASE PRICE    EXPIRATION
      NAME           GRANTED (#)      IN FISCAL YEAR     ($/SH)         DATE
      ----           -----------      --------------     ------      ----------
H. Dean Cubley,
Chief Executive
Officer                 3,333              3.5%          $ 1.50       12/17/04

                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES

                            SHARES
                           ACQUIRED
                              ON            VALUE             NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
       NAME               EXERCISE (#)    REALIZED ($)          OPTIONS AT FY-END          IN-THE-MONEY OPTIONS
       ----               ------------    ------------      --------------------------  --------------------------
                                                            EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                            -----------  -------------  -----------  -------------
H. Dean Cubley,
Chief Executive Officer        -              -                   3,333         -          $ 16,042         -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 28, 2000, the number and percentage of outstanding shares of Eagle; common stock owned by (i) each person known to beneficially own more than 5% of Eagle's outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

                                  SHARES OF COMMON STOCK
NAME AND ADDRESS                    BENEFICIALLY OWNED         % OF VOTING POWER

H. Dean Cubley
101 Courageous Drive
League City, TX  77573                          3,333             less than 1%

Futer Family Trust
1331 Lamar, Suite 1375
Houston, TX 77010                           1,076,500               4.1%

Christopher W. Futer
101 Courageous Drive
League City, TX 77573                           5,000             less than 1%

A.L. Clifford
101 Courageous Drive
League City, TX  77573                        412,667               1.6%

Glenn Allan Goerke
911 Live Oak Lane
Seabrook, TX  77586                            25,000             less than 1%

Richard Royall
1331 Lamar, Suite 1375
Houston, TX  77010                            131,710             less than 1%

All officers and directors
as a group (5 persons)                        577,710               2.2%

      Dr. Cubley's ownership consists of options to purchase 3,333 shares of common stock issued under Eagle's employee stock option program at $1.50 per share and which will expire on December 15, 2004.

      Mr. Futer disclaims beneficial ownership, as well as voting and disposition power of the shares of common stock owned by the Futer Family Trust. Mr. Futer's ownership consists of options to purchase 5,000 shares of common stock at $1.25 per share, which will expire on August 3, 2003, issued under Eagle's employee stock option program.

      Mr. Clifford's ownership includes 141,000 shares, which are held in the name of The Clifford Family Trust, and 61,667 held by his wife.

      Dr. Glenn Goerke holds options to purchase 25,000 shares of Eagle common stock at $2.00 per share. These options expire April 10, 2002 and have piggyback registration rights after March 10, 2001.

      The total number of shares held by officers and directors include options and warrants to purchase 33,333 shares of common stock that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain of Eagle's principal stockholders, or their affiliates, including Messrs. Futer and Clifford, are also principal stockholders of Link Two Communications, which is one of Eagle's principal customers. Mr. Clifford is also the chairman, and chief executive officer of Link Two Communications and Dr. Cubley is a director of Link Two Communications. During the last two fiscal years, Link Two Communications issued Eagle an aggregate of 240,000 shares of its common stock as a result of accrued finance charges on its outstanding account payable to Eagle. In October 1999, Link Two Communications refinanced this account payable to Eagle through the issuance of notes maturing in September 2001, which amount equaled $8,655,126 at August 31, 2000. As a result of ClearWorks acquiring control of Link Two Communications in November 2000, ClearWorks discharged this Link Two Communications indebtedness in full through the issuance of 2,856,000 shares of its common stock to Eagle.

      In October and November 2000, Eagle advanced an aggregate of $2,000,000 to ClearWorks, maturing in December 2001, secured by substantially all of ClearWorks assets. Additionally, ClearWorks issued Eagle an aggregate of 1,500,000 shares of its common stock in connection therewith.

      In April 2000, Eagle entered into a one-year agreement Synchton, Inc., an entity owned by Dr. Cubley's son, to provide professional business services to Eagle. As compensation for these services, Eagle agreed to pay Synchton $10,000 per month and issued a three year warrant to purchase 100,000 shares of common stock, which shares vest and become exercisable at the then market price throughout the term of the consulting arrangement.

      In July 1999, Mr. Royall exchanged $.05 warrants to purchase 12,500 shares of common stock, and $5.00 warrants to purchase 12,500 shares of common stock and $8,400 for 12,500 shares of Eagle common stock. In July 1999, Mr. Futer exchanged 110,000 $.05 warrants, 110,000 $0,50 warrants, and $147,000 for
220,000 shares of Eagle common stock. In July 1999, Mr. Clifford exchanged 166,667, $.05 warrants, 166,667, $.50 warrants, and $223,334 for 333,334 shares of Eagle common stock. In July 1999 Hou-Tex Trust exchanged 350,000, $.05 warrants, 350,000, $.50 warrants, and $469,000 for 700,000 shares of Eagle common stock. In July 1999, Futer Family Partnership exchanged 110,000, $.05 warrants, 110,000, $.50 warrants, and $147,400 for 220,000 shares of Eagle common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are to be filed as part of the annual report:


      EXHIBIT NO.       IDENTIFICATION OF EXHIBIT

      Exhibit 3.1 Eagle Wireless International, Inc. Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 of Form SB-2 file no. 333-20011)

      Exhibit 3.2 Eagle Wireless International, Inc. Bylaws (incorporated by reference to Exhibit 3.2 of Form SB-2 file no. 333-20011)

      Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form SB-2 file no. 333-20011)

      Exhibit 10.1 Asset Purchase Agreement between Eagle Telecom International, Inc., a Delaware corporation and Eagle Telecom International, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 of Form SB-2 file no. 333-20011)

      Exhibit 10.2      Stock Option Plan (incorporated by reference to Exhibit
                        10.2 of Form SB-2 file
                        no. 333-20011)

      Exhibit 10.3 Agreement and Plan of Reorganization dated September 15, 2000 (incorporated by reference to Exhibit 10.1 of Form S-4 file no. 333-49688)

      Exhibit 10.4 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Comtel Communications, Inc.

      Exhibit 10.5 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Atlantic Pacific Communications, Inc.

      Exhibit 10.6 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of eToolz, Inc.

      Exhibit 21.1      List of Subsidiaries (incorporated by reference to
                        Exhibit 21.1 of Form S-4 file no. 333-49688)

      Exhibit 23.1      Consent of McManus & Co., P.C.

      Exhibit 27.1      Financial Data Schedule


      (b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES


      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Eagle Wireless International, Inc.




                                By: /s/ H. DEAN CUBLEY
                                        Dr. H. Dean Cubley,
                                        Chief Executive Officer, President,
                                        and Director




      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                  DATE

/s/ H. DEAN CUBLEY                  Chairman of the Board                   December 13, 2000
    H. Dean Cubley                  Chief Executive Officer and President


/s/ RICHARD R. ROYALL               Chief Financial Officer                 December 13, 2000
    Richard R. Royall


/s/ CHRISTOPHER W. FUTER            Director and Vice-President             December 13, 2000
    Christopher W. Futer


/s/ A.L. CLIFFORD                   Director                                December 13, 2000
    A.L. Clifford


/s/ GLENN A. GOERKE                 Director                                December 13, 2000
    Glenn A. Goerke

--------------------------------------------------------------------------------

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2000 AND 1999

--------------------------------------------------------------------------------


                               TABLE OF CONTENTS



                                                                         PAGE
                                                                      ----------
Independent Accountant's Report ....................................     F-1

Consolidated Balance Sheets ........................................     F-2

Consolidated Statements of Operations ..............................     F-3

Consolidated Statements of Changes in Shareholders' Equity .........     F-4

Consolidated Statements of Cash Flows ..............................     F-5

Notes to the Consolidated Financial Statements .....................  F-6 - F-32

                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF EAGLE WIRELESS INTERNATIONAL, INC.:

We have audited the accompanying consolidated balance sheets of Eagle Wireless International, Inc. and subsidiaries as of August 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Eagle Wireless International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Wireless International, Inc. and subsidiaries as of August 31, 2000 and 1999 and the results of their earnings, shareholders' equity, and their cash flows for the years then ended are in conformity with generally accepted accounting principles.





McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MORRIS PLAINS, NEW JERSEY

November 26, 2000

-------------------------------------------------------------------------------

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------

                                     ASSETS

                                                               AUGUST 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
CURRENT ASSETS:
   Cash and Cash Equivalents (Note 1) ..............   $ 32,346,290    $    187,965
   Accounts Receivable (Note 2) ....................      1,247,113         286,269
   Other Receivables (Note 21) .....................      8,655,126       6,641,892
   Inventories (Note 1) ............................      5,755,778       2,355,861
   Marketable Securities (Notes 1 & 9) .............        970,701               0
   Prepaid Expenses ................................        330,904         242,551
                                                       ------------    ------------
      Total Current Assets .........................     49,305,912       9,714,538

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
   Operating Equipment .............................      2,702,948         922,204
   Less: Accumulated Depreciation ..................     (1,023,153)       (333,474)
                                                       ------------    ------------
      Total Property and Equipment .................      1,679,795         588,730

OTHER ASSETS:
   Security Deposits ...............................         32,415          17,014
   Deferred Advertising Costs (Note 1) .............        384,463               0
   Deferred Syndication Costs (Note 1) .............        270,389               0
   Goodwill (Notes 1 & 4) ..........................      5,965,437               0
   Less: Accumulated Amortization ..................       (193,718)              0
   Other Intangible Assets (Note 1) ................        171,118               0
   Other Assets ....................................         25,000               0
                                                       ------------    ------------
      Total Other Assets ...........................      6,655,104          17,014

                                                       ------------    ------------
   TOTAL ASSETS ....................................   $ 57,640,811    $ 10,320,282
                                                       ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable ................................   $  2,007,422    $    207,949
   Accrued Expenses ................................        308,346         106,355
   Notes Payable (Note 5) ..........................         41,607          16,643
   Line of Credit (Note 7) .........................        265,830               0
   Capital Lease Obligations (Note 6) ..............         58,995          14,962
   Deferred Revenues ...............................              0         532,772
   Federal Income Taxes Payable (Notes 1 & 10) .....        736,292         468,064
   Franchise Taxes Payable .........................         17,161          13,108
   Sales Taxes Payable .............................         56,722          48,348
   Deferred Taxes (Note 10) ........................         15,114           6,142
                                                       ------------    ------------
      Total Current Liabilities ....................      3,507,489       1,414,343

LONG - TERM LIABILITIES:
   Capital Lease Obligations
      (net of current maturities) (Note 6) .........         40,988           3,939
   Deferred Taxes (Note 10) ........................         32,366           7,683
                                                       ------------    ------------
      Total Long - Term Liabilities ................         73,354          11,622

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
   Preferred Stock - $.001 par value
      Authorized 5,000,000 shares
      Issued -0- shares ............................              0               0
   Common Stock - $.001 par value
      Authorized 100,000,000 shares
      Issued and Outstanding at 2000 and 1999
          25,609,263 and 13,479,833, respectively ..         25,609          13,480
   Paid in Capital .................................     52,159,531       7,180,900
   Retained Earnings ...............................      1,874,828       1,699,937
                                                       ------------    ------------
      Total Shareholders' Equity ...................     54,059,968       8,894,317
                                                       ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $ 57,640,811    $ 10,320,282
                                                       ============    ============

See accompanying notes to the consolidated financial statements.

 ------------------------------------------------------------------------------

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

 ------------------------------------------------------------------------------

                                                         FOR THE YEARS ENDED AUGUST 31,
                                                     -----------------------------------------
                                                        2000           1999           1998
                                                     -----------    -----------    -----------
NET SALES ........................................   $ 5,239,670    $ 2,217,275    $ 4,827,434

COST OF GOODS SOLD
   Materials and Supplies ........................     1,063,802        542,515      1,181,776
   Direct Labor and Related Costs ................     1,118,648        219,285        355,644
   Depreciation and Amortization .................        72,983         80,069         17,542
   Other Manufacturing Costs .....................       226,261        494,633        409,992
                                                     -----------    -----------    -----------
      Total Cost of Goods Sold ...................     2,481,694      1,336,502      1,964,954
                                                     -----------    -----------    -----------
GROSS PROFIT .....................................     2,757,976        880,773      2,862,480
                                                     -----------    -----------    -----------
OPERATING EXPENSES
   Selling, General and Administrative
      Salaries and Related  Costs ................     1,424,074         58,880        736,734
      Advertising and Promotion ..................       339,709         75,816        193,172
      Depreciation and Amortization ..............       503,700         65,095        128,997
      Research & Development .....................       370,828        438,693        236,869
      Other Support Costs ........................     1,346,456        680,497        811,286
                                                     -----------    -----------    -----------
      Total Operating Expenses ...................     3,984,767      1,318,981      2,107,058
                                                     -----------    -----------    -----------
EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES/(EXPENSES), LOSS FROM MINORITY
INTEREST IN AFFILIATE, INCOME TAXES AND OTHER
COMPREHENSIVE INCOME .............................    (1,226,791)      (438,208)       755,422

OTHER REVENUES/(EXPENSES)
   Interest Income - net .........................     1,506,436        799,098        427,144
   Other Income ..................................         9,357        (10,081)        (5,451)
                                                     -----------    -----------    -----------
      Total Other Revenues .......................     1,515,793        789,017        421,693
                                                     -----------    -----------    -----------
EARNINGS BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER
COMPREHENSIVE INCOME .............................       289,002        350,809      1,177,115
   Gain/(Loss) From Minority Interest in Affiliate            (0)       (91,678)       (28,663)
                                                     -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES .....................       289,002        259,131      1,148,452
   Provision For Income Taxes ....................        95,961         90,860        377,484
                                                     -----------    -----------    -----------
NET EARNINGS .....................................       193,041        168,271        770,968

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized Holding Loss .......................       (18,150)             0              0
                                                     -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME .......................   $   174,891    $   168,271    $   770,968
                                                     ===========    ===========    ===========
   Net Earnings Per Common Share:
      Primary (Note 1 & 18) ......................   $      0.01    $      0.01    $      0.07
      Fully Diluted (Note 1 & 18) ................   $      0.01    $      0.01    $      0.05
      Comprehensive Income (Note 1) ..............   $      0.01    $      0.01    $      0.07

See accompanying notes to the consolidated financial statements.

 ------------------------------------------------------------------------------

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 ------------------------------------------------------------------------------

                                                COMMON STOCK                           ADDITIONAL                        TOTAL
        SEPTEMBER 1, 1997                ---------------------------    PREFERRED       PAID IN         RETAINED      SHAREHOLDERS'
        TO AUGUST 31, 2000                  SHARES         VALUE          STOCK         CAPITAL         EARNINGS         EQUITY
     -------------------------           ------------   ------------   ------------   ------------    ------------    -------------
Total Shareholders' Equity
As Of September 1, 1997 ..............     11,510,334   $     11,510   $          0   $  5,820,180    $    760,698    $   6,592,388
                                         ------------   ------------   ------------   ------------    ------------    -------------
Net Earnings 1998 ....................                                                                     770,968          770,968

New Stock Issued to Shareholders
   J. Hamilton (Nov. 1997) ...........         39,820             40              0         59,960               0           60,000
   D. Walker (Nov. 1997) .............         55,000             55              0         82,445               0           82,500
   D. Walker (Aug. 1998) .............         65,000             65              0         95,564               0           95,629
Syndication Costs ....................              0              0              0        (85,317)              0          (85,317)
                                         ------------   ------------   ------------   ------------    ------------    -------------
Total Shareholders' Equity
As Of August 31, 1998 ................     11,670,154         11,670              0      5,972,832       1,531,666        7,516,168
                                         ------------   ------------   ------------   ------------    ------------    -------------
Net Earnings 1999 ....................                                                                     168,271          168,271

New Stock Issued to Shareholders
   Issuance of Common Stock
        For Services Rendered ........         34,470             34              0        163,457               0          163,491
        For Exercise of Warrants .....      1,775,209          1,776              0      1,044,611               0        1,046,387
                                         ------------   ------------   ------------   ------------    ------------    -------------
Total Shareholders' Equity
As Of August 31, 1999 ................     13,479,833         13,480              0      7,180,900       1,699,937        8,894,317

Net Earnings 2000 ....................              0              0              0              0         193 041          193,041

New Stock Issued to Shareholders .....                                                                                            0
   Issuance of Common Stock
        For Acquisitions .............        868,919            869              0      3,661,125               0        3,661,994
        For Services and Compensation         981,392            981              0      1,641,990               0        1,642,971
        For Warrant Conversion .......      9,410,954          9,411              0     38,558,726               0       38,568,137
        For Debt Conversion ..........        827,557            827              0      1,611,782               0        1,612,609
        For Employee Stock Option Plan         40,608             41              0        158,037               0          158,078

Syndication Costs ....................              0              0              0       (653,029)              0         (653,029)

Unrealized Holding Loss ..............              0              0              0              0         (18,150)         (18,150)
                                         ------------   ------------   ------------   ------------    ------------    -------------
Total Shareholders' Equity
As Of August 31, 2000 ................     25,609,263   $     25,609   $          0   $ 52,159,531    $  1,874,828    $  54,059,968
                                         ============   ============   ============   ============    ============    =============

See accompanying notes to the consolidated financial statements.

 ------------------------------------------------------------------------------

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 ------------------------------------------------------------------------------

                                                                2000            1999            1998
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Earnings .........................................   $    193,041    $    168,271    $    770,968

   Adjustments To Reconcile Net Earnings To Net Cash
     Used By Operating Activities:
      Depreciation and Amortization .....................        576,683         145,164         146,539
      Stock Issued for Services Rendered ................              0         163,491               0
      Unrealized Holding Loss on Marketable Securities ..        (18,150)              0               0
      (Increase)/ Decrease in Marketable Securities .....       (970,701)              0               0
      (Increase)/ Decrease in Accounts  Receivable ......        (87,471)        (40,380)     (2,496,797)
      (Increase)/ Decrease in Other Receivables .........     (2,013,234)     (1,495,703)         28,663
      (Increase)/ Decrease in Inventories ...............     (3,082,510)     (1,082,580)       (261,063)
      (Increase)/ Decrease in Prepaid Expenses ..........        (74,521)       (173,061)        (12,021)
      Increase/(Decrease) in Accounts Payable ...........        539,707        (128,833)         19,613
      Increase/(Decrease) in Accrued Expenses ...........       (125,306)        (11,560)        117,915
      Increase/(Decrease) in Deferred Taxes .............         33,655           2,755         (14,147)
      Increase/(Decrease) in Deferred Revenues ..........       (532,772)        476,268          56,504
      Increase/(Decrease) in Sales Tax Payable ..........        (10,067)         10,365          37,983
      Increase/(Decrease) in Federal Income Taxes Payable        268,227          92,893         114,259
      Increase/(Decrease) in Franchise Taxes Payable ....          4,053         (28,746)         21,854
                                                            ------------    ------------    ------------
      Total Adjustments .................................     (5,492,407)     (2,069,927)     (2,240,698)
                                                            ------------    ------------    ------------
   Net Cash Used By Operating Activities ................     (5,299,365)     (1,901,656)     (1,469,730)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Purchase)/Disposal of Property and Equipment .....     (1,358,298)        (24,489)       (377,247)
      (Increase)/Decrease in Security Deposits ..........        (14,302)         (8,070)          4,065
      (Increase)/Decrease in Deferred Advertising Costs .       (384,463)              0               0
      (Increase)/Decrease in Deferred Syndication Costs .       (270,389)              0               0
      (Increase)/Decrease in Other Intangible Assets ....       (171,118)              0               0
      (Increase)/Decrease in Other Assets ...............        (25,000)              0               0
                                                            ------------    ------------    ------------
   Net Cash Used By Investing Activities ................     (2,223,570)        (32,559)       (373,182)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase/(Decrease) in Notes Payable (Short-Term) .      1,287,209           3,912          12,731
      Increase/(Decrease) in Capital Leases .............         51,341            (845)        (15,094)
      Increase/(Decrease) in Line of Credit .............         (7,170)              0               0
      Increase/(Decrease) in Shareholders' Advances .....              0         (24,519)       (104,853)
      Proceeds From Sale of Common Stock, Net ...........     38,349,880       1,046,387         152,812
                                                            ------------    ------------    ------------
   Net Cash Provided By Financing Activities ............     39,681,260       1,024,935          45,596

   Net Increase/(Decrease) in Cash ......................     32,158,325        (909,280)     (1,797,316)

CASH AT THE BEGINNING OF THE YEAR .......................        187,965       1,097,245       2,894,561
                                                            ------------    ------------    ------------
CASH AT THE END OF THE YEAR .............................   $ 32,346,290    $    187,965    $  1,097,245
                                                            ============    ============    ============
      Supplemental Disclosures of Cash Flow Information:
      Net cash paid during the year for:
         Interest .......................................   $     94,381    $     10,081    $      5,451
         Income Taxes ...................................         24,054          75,051         338,688

      Supplemental Non-cash Investing Activities - See Note 4.

See accompanying notes to the consolidated financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle Wireless International, Inc., (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of broadband and telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle and Broadband Magic.com, Inc. names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems.

A)       Consolidation

         At August 31, 2000, the Company has three wholly owned subsidiaries:
         AtlanticPacific Communications, Inc., eToolz, Inc., and Broadband Magic.com, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $26,319,359 and $29,059 invested in interest bearing accounts at August 31, 2000 and 1999, respectively.

C)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                              YEARS
                                                              -----
                    Manufacturing Equipment                     7
                    Furniture and Fixtures                      7
                    Office Equipment                            5
                    Leasehold Improvements                Life of Lease
                    Property and Equipment                      5
                    Vehicles                                    5

         Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                        AUGUST 31,
                                             -----------------------------
                                                 2000             1999
                                             ------------     ------------
                  Raw Materials              $  2,822,568     $  1,215,003
                  Work in Process               2,933,210        1,119,672
                  Finished Goods                    - 0 -           21,186
                                             ------------     ------------
                                             $  5,755,778     $  2,355,861
                                             ============     ============

E)       Revenue Recognition

         The Company reports income from long-term contracts by the percentage-of-completion method of accounting. This method recognizes income and costs with respect to individual contracts on the basis of the proportionate value of work completed during the period. Estimated losses are recognized in full as soon as they are identifiable. Earnings are charged with a provision for doubtful accounts receivable based on collection experience and current review of the collectability of accounts. Accounts deemed uncollectable are charged against the allowance for doubtful accounts. The majority of cabling contracts are completed in less than one month.

F)       Research and Development Costs

         For the year ended August 31, 2000, the Company commenced research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $370,828 were expensed for the year ended August 31, 2000.

         Prior to this fiscal year, the Company's research and development costs included obligations to perform contractual services for outside parties. These costs were expensed as contract revenues were earned. Research and development costs of $438,693 were expensed for the year ended August 31, 1999. Contract revenues earned for the year ended August 31, 1999 were approximately $755,771. No research and development services were performed for outside parties for the year ended August 31, 2000.

G)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

H)       Net Earnings Per Common Share

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

                                                     AUGUST 31, 2000    AUGUST 31, 1999
                                                     ----------------   ---------------
              Weighted Average Number of Common
               Shares Outstanding Including:

             Primary Common Stock Equivalents            19,073,071        11,980,911
             Fully Dilutive Common Stock Equivalents     22,379,254        12,049,911

I)       Impairment of Long Lived and Identifiable Intangible Assets

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

         1)  Quoted market prices in active markets.
         2)  Estimate based on prices of similar assets
         3)  Estimate based on valuation techniques

         As of August 31, 2000 and 1999, no impairment existed.

J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years.

         Other intangible assets consist of patents and the intrinsic value trade-show costs. Patents and trade show costs are being amortized using the straight-line method over ten (10) years and eighteen (18) months, respectively.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

K)       Deferred Advertising Costs

         Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts. For the year ended August 31, 2000, the Company has expensed $297,599 whereas $384,463 in costs have been deferred

         Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred. For the year ended August 31, 1999, the Company had expensed $75,816.

L)       Deferred Syndication Costs

         Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

M)       Use of Estimates

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

N)       Marketable Securities

         In May 1993, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. This statements considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Unrealized holding gains and losses on securities classified as available-for-sale were previously carried as a separate component of stockholders' equity. SFAS No. 115 as amended by Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income". Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the fiscal year ended August 31, 1999, no other comprehensive income existed.

P)       Reclassification

         The Company has reclassified certain costs and expenses for the year ended August 31, 1999 to facilitate comparison to the year ended August 31, 2000.


NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following:

                                                      AUGUST 31,
                                                2000             1999
                                            -----------      -----------
         Accounts Receivable                $ 1,335,888      $   286,269
         Allowance for Doubtful Accounts         88,775            - 0 -
                                            -----------      -----------
         Net Accounts Receivable            $ 1,247,113      $   286,269
                                            ===========      ===========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

         Components of property, plant & equipment are as follows:

                                                           AUGUST 31,
                                                        2000        1999
                                                    -----------  -----------
               Automobile                           $    58,094   $    - 0 -
               Furniture & Fixtures                     140,090       32,900
               Leasehold Improvements                    24,282        9,282
               Manufacturing Equipment                1,383,903      482,359
               Office Equipment                         721,289       78,332
               Property & Equipment                     375,290      319,331
                                                    -----------  -----------
                 Total Property, Plant & Equipment    2,702,948      922,204
               Less:  Accumulated Depreciation       (1,023,153)    (333,474)
                                                    -----------  -----------
                 Net Property, Plant & Equipment    $ 1,679,795  $   588,730
                                                    ===========  ===========

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000

NOTE 4 - BUSINESS COMBINATIONS:

         On January 1, 2000, the Company acquired AtlanticPacific Communications, Inc. (AtlanticPacific) in a business combination accounted for as a purchase. AtlanticPacific is primarily engaged in the nationwide sales and installation of fiber and cable to commercial enterprises. The results of operations for AtlanticPacific are included in the accompanying financial statements since the date of acquisition. To culminate this transaction, the Company issued 518,919 shares of its common stock and paid no cash to AtlanticPacific. However, the Company assumed debt of $1,304,080 and immediately paid off $830,000. The total cost of the acquisition was $3,131,850, which exceeded the fair value of the net assets of AtlanticPacific by $3,662,890. The excess is being amortized using the straight-line method over twenty (20) years.

         On January 1, 2000, the Company acquired Comtel Communications, Inc. (Comtel) in a business combination accounted for as a purchase. Comtel is primarily engaged in the sales and installation of fiber and cable to commercial enterprises in Texas and Louisiana. The results of operations for Comtel are included in the accompanying financial statements since the date of acquisition. The Company issued 300,000 shares of its common stock to Comtel. in culminating this transaction. The total cost of the acquisition was $2,269,856, which exceeded the fair value of the net assets of Comtel by $1,878,528. The excess is being amortized as goodwill using the straight-line method over twenty
         (20) years.

         On March 17, 2000, the Company acquired eToolz, Inc. (ETI) in a business transaction accounted for as a purchase. ETI specializes in the development of leading edge, innovative, commercial, industrial and military technologies. The results of operations for ETI are included in the accompanying financial statements since the date of acquisition. The Company issued 50,000 shares of its common stock to ETI in culminating the transaction. The total cost of the transaction was $437,500, which exceeded the fair market of the net assets of ETI by $424,019. The excess is being amortized as goodwill using the straight-line method over twenty (20) years.

         Additionally, on September 18, 2000, the Company entered into a merger agreement with ClearWorks.net, Inc. (ClearWorks), a voice, data and video integration firm head-quartered in Houston, Texas. The Company will acquire 100% of ClearWorks in a transaction anticipated to be accounted for as a purchase. The Company will issue 0.8 shares of its common stock for each share of ClearWorks. Further, the Company will assume all outstanding ClearWorks stock options and warrants based upon the same 0.8 exchange ratio.

         The Company has filed a registration statements Form S-4 with the Securities and Exchange Commission (SEC) through which it will seek shareholder approval for the transaction and register the issuance of its common stock in connection therewith.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 4 - BUSINESS COMBINATIONS: (continued)

A)       Pro Forma Results

         The following summarized pro forma (unaudited) information assumes the transactions related to AtlanticPacific, Comtel, ETI and Clearworks.net, Inc. had occurred on September 1, 1999.

         Due to failure of meeting the significance test, AtlanticPacific, Comtel and ETI are not required to be included in the following summarization:

                           2000 PRO FORMA INFORMATION
                                 (In Thousands)

                                             EAGLE
                                            WIRELESS                                  PRO FORMA          COMBINED
                                          INTERNATIONAL      CLEARWORKS.NET              ADJ.             TOTALS
                                          -------------      --------------           ---------          ---------
       Cash                                 $  33,317           $      60            $   - 0 -           $  33,377
       Working Capital (Deficit)               45,870               2,252                - 0 -              48,122
       Total Assets                           154,565              61,072              (49,925)            165,712
       Long Term Debt                              73               1,972                - 0 -               2,045
       Stockholder's Equity (Deficit)       $ 150,984           $  49,925            $ (49,925)          $ 150,984


       Total Revenues                       $   5,240           $  21,447            $   - 0 -           $  26,687
       Cost of Revenues                         2,482              20,293                - 0 -              22,775
                                            ---------           ---------            ---------           ---------
       Gross Profit                             2,758               1,154                - 0 -               3,912
                                                                ---------            ---------           ---------
       Operating Expenses                       3,985              22,207                - 0 -              26,192
                                            ---------           ---------            ---------           ---------
       Other Income - net                       1,516              (6,304)               - 0 -              (4,778)
                                            ---------           ---------            ---------           ---------
       Income From
            Continuing Operations           $     289           $ (27,357)           $   - 0 -           $ (27,068)
                                            =========           =========            =========           =========

                       Earnings Per Share
                         Basic              $    0.01                                                    $   (0.71)
                                            =========                                                    =========
                         Diluted            $    0.01                                                    $   (0.65)
                                            =========                                                    =========

         This pro-forma includes the acquisition by Clearworks.net, Inc. of Link Two Communications, Inc. and LD Connect, Inc. The results of operations for these companies are included in the balances of Clearworks.net, Inc. The elimination entries reflect the adjustment of intangible assets arising from the acquisition of Clearworks.net, Inc. by the Company and to eliminate the Company's investment in Clearworks.net, Inc. All items of amortization arising from this acquisition are included in the pro-forma results above.

B)       Significant Acquisitions

         As stated in the aforementioned, the Company consummated three acquisitions and entered into one merger agreement during the year ended August 31, 2000. None of the three acquisitions meets the significance test individually or cumulative when compared to the Company for the year ended August 31, 2000. The anticipated merger with ClearWorks is considered to represent a significant acquisition when compared to the Company for the year ended August 31, 2000 and has accordingly been included in the above pro forma information for that same period.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 5 - NOTES PAYABLE:

                                                         AUGUST 31,
                                                   ---------------------
                                                     2000          1999
                                                   -------       -------
Unsecured note to Imperial Premium
Finance bearing interest at 14.9%,
due $1,690 monthly until February 2001             $ 5,070       $ 5,386

Unsecured note to Central Insurance
bearing no interest, due $886 monthly
until March 2001                                     4,428         5,220

Unsecured note to Kemper Insurance
bearing no interest, due $694 monthly
until March 2001                                     2,082         1,124

Unsecured note to West Coast Life
Insurance bearing no interest, due
$2,457 quarterly until May 2001                      4,913         4,913

Unsecured note to All American Insurance
bearing interest at 9.6%, due $317 monthly
until June 2001                                        635         - 0 -

Note payable to Wells Fargo Bank
bearing interest at 10.5%, due
$2,849 monthly until January, 2001                  14,517         - 0 -

Note payable to Compass Bank
bearing interest at 9.5%, due $1,150
monthly until April 2001                           $ 9,962       $ - 0 -
                                                   -------       -------

         Total                                      41,607        16,643
         Less Current Portion of
            Long - Term Debt                        41,607        16,643
                                                   -------       -------
         Total Long - Term Debt                    $ - 0 -       $ - 0 -
                                                   =======       =======

NOTE 6 - CAPITAL LEASE OBLIGATIONS:
                                                         AUGUST 31,
                                                   ---------------------
                                                     2000          1999
                                                   -------       -------
Equipment lease with Konica bearing
interest at 8.9%, payable in monthly
installments of $445; due Aug. 2001                $5,486        $9,720

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 6 - CAPITAL LEASE OBLIGATIONS: (continued)
                                                         AUGUST 31,
                                                   --------------------
                                                     2000         1999
                                                   -------       ------
Equipment lease with Agilent Technologies
bearing no interest, payable in monthly
installments of $1,076; due April 2003             $34,440       $- 0 -

Equipment lease with IKON Office
Solutions bearing interest at 18%
payable in monthly installments of
$105; due March 2000                                 - 0 -          695

Software lease with Manifest Group
bearing interest at 14%, payable in
monthly installments of $751; due
August 2000                                          - 0 -        8,487

Equipment lease with Mellon Leasing
bearing interest at 11.19%, payable in
monthly installments of $2,149; due May 2002        40,816        - 0 -

Auto lease with GE Capital bearing interest
at 11.5%, payable in monthly installments
of $465; due June 2002                               9,193        - 0 -

Equipment lease with Fleet Leasing Corp
payable in monthly installments of $133;
due February 2002                                    1,933        - 0 -

Equipment lease with Fleet Leasing Corp
payable in monthly installments of $137;
due February 2002                                    1,980        - 0 -

Equipment lease with Fleet Leasing Corp
payable in monthly installments of $269;
due May 2001                                         2,172        - 0 -

Equipment lease with Master Lease bearing
interest at 6.1%, payable in monthly
installments of $249; due May 2001                 $ 3,963       $- 0 -
                                                   -------       ------

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 6 - CAPITAL LEASE OBLIGATIONS: (continued)

                                                         AUGUST 31,
                                                  ---------------------
                                                    2000          1999
                                                  -------       -------
         Total Obligations                        $99,983       $18,902
         Less Current Portion of
            Lease Obligations                      58,995        15,047
                                                  -------       -------
         Total Long - Term Capital
           Lease Obligations                      $40,988       $ 3,855
                                                  =======       =======

         The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 116,494 and $ 29,600 at August 31, 2000 and 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 2000 and 1999 are as follows:

                                               AUG. 31, 2000    AUG. 31, 1999
                                               -------------    -------------

         Total minimum lease payments             $111,406        $ 20,405
         Less:  Amount representing interest        11,423           1,503
                                                  --------        --------
         Present value of net minimum
             lease payments                       $ 99,983        $ 18,902
                                                  ========        ========

                  Future obligations under the lease terms are as follows:

                          AUGUST 31,             AMOUNT
                          ---------             -------
                            2001                $58,995
                            2002                 32,372
                            2003                  8,616
                                                -------
                              Total             $99,983
                                                =======

NOTE 7 - LINE OF CREDIT:

         The Company maintains a $250,000 line of credit with Wells Fargo Bank bearing a variable rate of interest. At August 31, 2000 and 1999, balances of $225,140 and $0 existed, respectively. Interest is due monthly whereas principal is payable upon demand. Subsequent to August 31, 2000, this amount was repaid (see Note 23).

         The Company also has a $50,000 line of credit with Compass Bank bearing a variable rate of interest. At August 31, 2000 and 1999, balances of $40,690 and $0 existed, respectively. Interest is due monthly whereas principal is payable upon demand. Subsequent to August 31, 2000, this amount was repaid (see Note 23).

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 8 - CONVERTIBLE DEBENTURES:

         The Company entered into a convertible debenture arrangement with Global Capital Advisors, LTD (GCA) to fund up to $4,500,000 over a two-year period. On October 7, 1999 the Company borrowed $1,500,000 under this agreement which was repaid in fiscal 2000.

         In conjunction with the $1,500,000 borrowed, the Company issued warrants to purchase 100,000 shares of common stock at $1.54 per share to GCA which warrants were exercised during fiscal 2000. In addition to the note being converted into common stock, GCA exercised the 100,000 warrants during the fiscal year ended August 31, 2000. Although additional funds are available, management does not intend to draw further funds from this agreement.


NOTE 9 - MARKETABLE SECURITIES:

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2000, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year. For the year ended August 31, 1999, no marketable securities were held.

         At August 31, 2000, the securities had an original basis of $998,201; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the August 31, 2000 balance sheet date, the fair market value of these securities was $970,701; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included below current earnings in "Other Comprehensive Income". This unrealized holding loss of $27,500 is reported on the balance sheet netted against marketable securities. The statement of operations however, carries this loss net of $9,350 tax.


NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 10 - INCOME TAXES: (continued)

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                                         AUGUST 31,
                                                     ----------------
                                                      2000       1999
                                                     -----      -----
                                                       %          %
                  U.S. Federal Statutory Tax Rate      34         34
                  U.S. Valuation Difference            (1)         1
                                                     -----      -----
                  Effective U.S. Tax Rate              33         35
                  Foreign Tax Valuation              - 0 -      - 0 -
                                                     -----      -----
                  Effective Tax Rate                   33         35
                                                     =====      =====

B)       Items giving rise to deferred tax assets / liabilities are as follows:

                                                                 August 31,
                                                            -------------------
                                                              2000        1999
                                                            -------     -------
                  Deferred Tax Assets:

                       Tax Loss Carry-forward               $ - 0 -     $ - 0 -
                                                            -------     -------
                  Deferred Tax Liability:

                       Depreciation                          47,480      11,070
                                                            -------     -------
                  Valuation Allowance                         - 0 -       - 0 -
                                                            -------     -------
                       Net Deferred Tax Asset/Liability     $47,480     $11,070
                                                            =======     =======

NOTE 11 - ISSUANCE OF COMMON STOCK:

         During the fiscal year ended August 31, 2000, the Company issued 12,129,430 shares of common stock. The following table summarizes the shares of common stock issued.

                  Shares Outstanding August 31, 1999                  13,479,833
                                                                      ----------
                       Shares issued for acquisitions                    898,919
                       Shares issued for services and compensation       951,392
                       Shares issued for warrant conversion            9,410,954
                       Shares issued for conversion of debt              827,557
                       Shares issued for Employee Stock Option Plan       40,608
                                                                      ----------
                  Shares Outstanding August 31, 2000                  25,609,263

         The Company issued 868,919 shares of its common stock for the acquisitions of AtlanticPacific Communications, Inc., Comtel Communications, Inc. and eToolz, Inc.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 11 - ISSUANCE OF COMMON STOCK: (continued)

         The Company issued 981,392 shares of common stock for compensation and services performed on the Company's behalf.

         The Company issued 9,410,954 shares of common stock associated with the conversion of various outstanding warrants.

         The Company issued 827,557 shares of common stock for conversion of various debt to GCA DWACS and C. Brazier.

         The Company issued 40,608 shares of common stock to the members of its Employee Stock Option Plan.


NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of August 31, 2000, 242,607 options have been granted pursuant to such plan with 42,999 being exercised and 10,250 being cancelled.

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

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

                  100,000 stock purchase warrants issued to Global Capital Advisors, LTD expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of common stock, par value $.001 per share, at a purchase price of $1.54 per share. The shares of common stock underlying these warrants were registered for resale on January 10, 2000, under the Securities Act of 1933. Prior to expiration, all 100,000 warrants were exercised resulting in cash proceeds of $154,000.

                  43,641 stock purchase warrants issued to Midori Capital Corp. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of common stock, par value $.001 per share, at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on January 10, 2000, under the Securities Act of 1933. Prior to expiration, all 43,641 warrants were exercised resulting in cash proceeds of $76,372.

                  50,000 stock purchase warrants that expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the warrants by paying holders $.05 per warrant. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. Prior to expiration, no warrants had been exercised whereas 50,000 warrants expired.

                  1,050,000 Class C stock purchase warrants that expire August 31 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $2.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class C Warrants by paying holders $.05 per Class C Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. Prior to expiration, all 1,050,000 warrants were exercised resulting in cash proceeds of $2,100,000.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

                  100,000 stock purchase warrants issued to National Financial Communications Corp. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.92 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. Prior to expiration, all 100,000 warrants were exercised resulting in cash proceeds of $192,000.

         The Company had issued the following warrants to Mega Holding Corp for services rendered. During 2000, upon mutual agreement, these warrants were cancelled in exchange for 450,000 shares of the Company's common stock.

                  150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were cancelled during 2000.

                  150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were cancelled during 2000.

                  200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were cancelled during 2000.

                  200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $5.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $10.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date. These warrants were cancelled during 2000.

                  200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $12.00 per share for thirty-one consecutive trading days. These warrants will expire three years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date. These warrants were cancelled during 2000.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

                  200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $14.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date. These warrants were cancelled during 2000.

                  200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $11.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $16.00 per share for thirty-one consecutive trading days. These warrants will expire five years from the date of effective registration of the underlying shares of common stock. As of August 31, 1999, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933 and thus have no set expiration date. These warrants were cancelled during 2000.

         The Company has issued and outstanding the following warrants which have not yet been exercised at August 31, 2000:

                  5,033,334 Class A stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. As of August 31, 2000, 4,716,833 warrants were exercised resulting in cash proceeds of $18,867,332. Management decided to extend the expiration date by two weeks to allow further exercise. As a result, subsequent to August 31, 2000, 40,000 warrants were exercised resulting in cash proceeds of $160,000 with 276,501 warrants expiring.

                  5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933. These warrants trade under the symbol "EGLWZ". As of August 31, 2000, 2,842,576 warrants were exercised resulting in cash proceeds of $17,055,456. Management decided to extend the expiration date by two weeks to allow further exercise. As a result, subsequent to August 31, 2000, 557,830 warrants were exercised resulting in cash proceeds of $3,346,980 with 1,632,928 warrants expiring.

                  600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

                  166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of August 31, 2000, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the se warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

                  20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on August 31, 2000, under the Securities Act of 1933. As of August 31, 2000, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

                  100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of August 31, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of August 31, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of August 31, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

                  350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of August 31, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised.

                  150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of August 31, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                 WARRANTS ISSUED                WARRANTS EXERCISABLE                                           WARRANTS EXPIRED
CLASS OF             AUGUST 31,                       AUGUST 31,                   WARRANTS                       AUGUST 31,
WARRANTS      2000             1999             2000           1999     NON-EXERCISABLE  NON-REGISTERED      2000           1999
--------   --------------------------        -------------------------  -------------------------------    ----------------------

 0.01      Exercised        Exercised             --             --             --             --             --             --
 0.05      Exercised        Exercised             --             --             --             --             --           12,500
 0.50      Exercised        Exercised             --             --             --             --             --           50,000
 5.00        Expired          Expired             --             --             --             --             --          425,000
 4.00        316,501        5,033,334   *      316,501      5,033,334           --             --             --             --
 6.00      2,190,758        5,033,334   *    2,190,758      5,033,334           --             --             --             --
 2.00      Exercised        1,050,000   *         --        1,050,000           --             --             --             --

 1.50      Cancelled          150,000   *         --          150,000           --             --             --             --
 2.00      Cancelled          150,000   *         --          150,000           --             --             --             --
 3.00      Cancelled          200,000   *         --          200,000           --             --             --             --
 5.00      Cancelled          200,000             --             --             --          200,000           --             --
 7.00      Cancelled          200,000             --             --             --          200,000           --             --
 9.00      Cancelled          200,000             --             --             --          200,000           --             --
11.00      Cancelled          200,000             --             --             --          200,000           --             --

 1.50        600,000             --               --             --          350,000        250,000           --             --
 1.54        100,000             --               --             --             --             --             --             --
 1.55         50,000             --             25,000           --             --             --             --             --
 1.75         43,641             --               --             --             --             --             --             --
 1.75         20,000             --             13,766           --             --             --             --             --
 1.92        100,000             --               --             --             --             --             --             --
 3.00         50,000             --             50,000           --             --             --             --             --
 7.00        100,000             --               --             --             --          100,000           --             --
 7.49        250,000             --               --             --             --          250,000           --             --
 7.50         25,000   *         --             25,000           --             --             --             --             --
 9.68         50,000   *         --             50,000           --             --             --             --             --
10.00         25,000   *         --             25,000           --             --             --             --             --
10.00        250,000             --               --             --             --          250,000           --             --
12.00        250,000   *         --            250,000           --             --             --             --             --
14.00        350,000             --               --             --             --          350,000           --             --
18.00        250,000   *         --            250,000           --             --             --             --             --
25.00        150,000             --               --             --             --          150,000           --             --

 2.00        Expired           50,000   *         --           50,000           --             --           50,000           --
ESOP          40,200   *       27,375   *         --           13,625         40,200           --             --           10,250
ESOP         202,407          119,000          110,158         69,000         10,000           --           10,250           --
          ---------------------------       -------------------------     -------------------------     -------------------------
           5,413,507       12,613,043        3,306,183     11,749,293        400,200      2,150,000         60,250        497,750
          ===========================       =========================     =========================     =========================

         An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2000 and 1999, respectively.

NOTE 13 - CAPITALIZATION ACTIVITIES:

         On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with the Securities and Exchange Commission under the Securities act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of August 31, 2000, no units had been sold. Subsequent to August 31, 2000, 13.25 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 14 - INVESTMENT IN LINK - TWO COMMUNICATIONS, INC.:

         The Company and Link - Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At August 31, 1999 the Company had earned a 5.0% minority equity interest in Link
         II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 1999, the Company has recorded its share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678. The Company has reclassified its balances due from Link II as other receivables.

         Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

         In October 1999, Link II refinanced its existing accounts payable to Eagle Wireless International through the issuance of a promissory note that amounted to $8,655,126 at August 31, 2000. Subsequent to August 31, 2000, Clearworks.net, Inc. acquired control of Link II and in conjunction therewith issued to the Company 2,856,000 shares of Clearworks.net, Inc. common stock in satisfaction of the Link II indebtedness.


NOTE 15 - RISK FACTORS:

         For the years ended August 31, 2000 and 1999, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately forty-six percent of the Company's revenues and receivables have been created solely in the state of Texas, five percent have been created in the international market, and the approximate forty-nine percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2000 whereas approximately eighty-four percent of the Company's revenues and receivables have been created solely in the state of Texas, one-half percent have been created in the international market, and the approximate fifteen and one-half percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 1999.

         Through the normal course of business, the Company generally does not require its customers to post any collateral.

         Although the Company concentrated its efforts in the wireless infrastructure industry for the year ended August 31, 1999 and has since expanded into the fiber, cable and broadband markets for the year ended August 31, 2000, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 16 - FOREIGN OPERATIONS:

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 4.8% and 0.5 % at August 31, 2000 and 1999, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES:

         The Company leases its primary office space in League City, Texas for $10,000 per month with Space Industries, Inc. ("Space"). This non-cancelable lease commenced on July 1, 1999 and expires on March 29, 2001. In addition to the monthly rental, the Company will issue 100,000 shares of its common stock to Space. Space will have the right to sell no more than 10,000 shares per month until all shares have been sold. Additionally, Space will have the right to put to the Company all unsold shares held by Space in exchange for a payment calculated using the following formula:

                  $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

         For the periods ending August 31, 2000 and 1999, rental expenses of approximately $120,000 and $120,906, respectively, were incurred.

         The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended August 31, 2000 and 1999, rental expense of $2,130 and $0, respectively were incurred.

         The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly CAM fees of approximately $450. For the periods ended August 31, 2000 and 1999, rental expense of $22,240 and $0, respectively were incurred.

         AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months.

         AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended August 31, 2000 of $54,000 was incurred.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

                  Future obligations under the non-cancelable lease terms are:

                           PERIOD ENDING
                             AUGUST 31,                               AMOUNT
                           -------------                             --------
                                2001                                 $197,275
                                2002                                  111,854
                                2003                                 $ 43,358
                                                                     ========

         On July 13, 2000, the Company entered into an agreement with Sands Brothers & Co., LTD. (Sands) whereby Sands will perform financial advisory services and assist the Company with mergers and acquisitions, corporate finances and other related matters for a period of two years. As compensation for these services, the Company will immediately pay Sands $50,000 and issue them 10,000 shares of the Company's common stock. As an additional inducement, the Company has issued Sands 1,000,000 stock purchase warrants to be exercisable for a three year period expiring July 13, 2003. These warrants shall vest and be exercisable as follows: 25% of such warrants shall vest upon execution of this agreement and shall have an exercise price per share of $7.49; an additional 25% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $10.00 per share and shall be exercisable at $10.00 per share; an additional 35% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $14.00 per share and shall be exercisable at $14.00 per share; an additional 15% shall vest at any time during the exercise period when the closing price of the common stock at any time reaches $25.00 per share and shall be exercisable at $25.00 per share. Additionally, Sands shall receive further compensation for other activities such as fund raising based upon a percent of all monies raised.

         On May 25, 2000, the Company entered into an agreement with Hampton-Porter Investment Bankers LLC.(Hampton) whereby Hampton will provide a variety of professional services. As compensation for this agreement, the Company will issue 100,000 restricted shares of the Company's common stock and 500,000 stock purchase warrants of which 250,000 are exercisable at $12.00 per share and 250,000 are exercisable at $18.00 per share. Additionally, these warrants expire three years from the signing of this contract. Hampton shall receive further compensation for other activities such as fund raising based upon an escalating percentage of all monies raised. This agreement is terminable by either party upon giving five days written notice to the other party.

         On April 1, 2000, the Company entered a one-year agreement with Synchton, Inc. whereby Synchton, Inc. will provide professional business services. As compensation for these services, the Company will pay $10,000 per month as well as issue 100,000 stock purchase warrants. These warrants shall be issued in 25,000 increments on the first day of each quarter of the agreement with an exercise price equal to the closing price of the Company's common stock of the prior day to issuance. Additionally, these warrants are not exercisable until six months after issuance and expire three years after said issuance. Although this agreement shall automatically renew on an annual basis, it is terminable by the Company prior to the annual renewal by providing Synchton, Inc. with ninety days advance written notice.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

         On February 7, 2000, the Company entered into an agreement with StockNorth Associates (SNA) whereby SNA will assist the Company with various aspects of investor relations. As compensation for these services, the Company will pay $3,500 per month and issue 5,000 shares of the Company's restricted common stock quarterly. These shares are to be issued the first day of each quarter and are dependent upon the ability of SNA to introduce a minimum of four broker-dealers to the Company each month. This agreement is a semi-annual agreement for the term of one year and shall terminate automatically on February 7, 2001. Either party may, however, terminate the balance of the agreement at any time provided written notice is given to the other party of the agreement.

         On January 26, 2000, the Company entered into an agreement with Kason, Inc. (Kason), a public relations firm, whereby Kason will assist the Company in developing relationships with internet e-commerce companies and electronics retail outlets in the United States and Internationally. As compensation for these services, the Company will pay $5,000 monthly in addition to 100,000 shares of common stock. Of this stock to be issued, 50,000 shares will be issued immediately in the form of 144 stock with the balance of 50,000 to be held in escrow and be released in twelve equal monthly installments of 4,166.

         On November 10, 1999, the Company entered into a one-year agreement with The Compass Point Group, Inc. (Compass) whereby Compass will assist the Company with various aspects of investor relations. As compensation for these services, the Company will pay $5,000 per month commencing December 15, 1999. Additionally, the Company will pay $7,000 and issue 40,000 shares of restricted common stock to Compass due in each of the third, sixth and ninth months of the contract. Although due to expire on November 9, 2000, this agreement is terminable by either party at any time after the seventy-fifth day following the mutual execution of the agreement by the parties provided written notice is given to the other party at least fifteen days prior to the expiration of the current quarter of the agreement.

         On September 1, 1999, the Company entered into an agreement with Paladin Associates (Paladin) whereby Paladin will assist the Company with general financial related services. These services shall include, but not be limited to, assistance in writing news releases, stockholder communications, communications with retail brokers and brokerage firms, consulting to large shareholders and general image and public relations issues. As compensation for the services to be rendered under this twelve-month contract, the Company will pay $3,500 and issue 2,000 free trading shares of the Company's common stock per month. This agreement also contains incentive based bonuses tied to the consecutive twenty-one day average closing bid price of the Company's common stock. This incentive will consist of 500,000 two-year options for the purchase of the Company's common stock at $1.50. These options will be vested in three equal portions based upon the Company's performance in the stock market. One-third will vest when the closing bid price reaches $4.00 and remains above this level for a minimum of twenty-one consecutive trading days. The second one-third will vest when the closing bid price reaches $6.00 and remains above this level for a minimum of twenty-one consecutive trading days. The remaining one-third shall vest when the closing bid price reaches $8.00 and remains above this

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

         level for a minimum of twenty-one consecutive trading days. This agreement is cancelable by either party without cause given ten days written notice.

         The Company has entered into an employment contract with Mr. Anthony Cordaro, the president of AtlanticPacific, terminating on December 31, 2002. The agreement provides that Mr. Cordaro will be compensated with a gross annual salary of $98,800. Additionally, Mr. Cordaro maintains the right to participate in all employee benefit plans as established by the Board of Directors of the Company.

         In connection with the anticipated merger between the Company and ClearWorks.net, Inc., the Company has been added as defendant to the lawsuit invoked by Sherman, Gerald Mason d/b/a Castle Developments, Ltd. (Castle) against ClearWorks.net, Inc. The suit alleges that ClearWorks.net, Inc. breached a contract whereby it failed to pay certain consulting fees. Castle is seeking from the Company a temporary injunction preventing the merger between the Company and ClearWorks.net, Inc. The Company intends to vigorously defend this matter.


NOTE 18 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             FOR THE YEAR ENDED AUGUST, 2000
                                                       ----------------------------------------
                                                         INCOME         SHARES        PER-SHARE
                                                       (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                       -----------  -------------    ----------
         Net Income                                    $  193,041

         Basic EPS:
           Income available to common stockholders        193,041     19,073,071     $    0.01
                                                                                     =========

         Effect of Dilutive Securities:
           Warrants                                         - 0 -      3,306,183
                                                       ----------     ----------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions                   $  193,041     22,379,354     $    0.01
                                                       ==========     ==========     =========

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 18 - EARNINGS PER SHARE: (continued)

                                                            FOR THE YEAR ENDED AUGUST, 1999
                                                       ----------------------------------------
                                                         INCOME         SHARES       PER-SHARE
                                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                       ----------     ----------     ----------
         Net Income                                    $  168,272

         Basic EPS:
           Income available to common stockholders        168,272     11,980,911     $     0.01
                                                                                     ==========

         Effect of Dilutive Securities:
           Warrants                                        - 0 -         69,000
                                                       ----------     ----------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions                   $  168,272     12,049,911     $     0.01
                                                       ==========     ==========     ==========

         For the years ended August 31, 2000 and 1999, anti-dilutive securities existed. (see Note 12)

         For the period September 1, 2000 to November 28, 2000, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.


NOTE 19 - EMPLOYEE STOCK OPTION PLAN:

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of August 31, 2000 and 1999, 242,607 and 146,375 warrants have been issued to various employees. Of these outstanding warrants, 42,999 and 29,000 were exercised for the years ended August 31, 2000 and 1999, respectively. Additionally, 10,250 warrants have expired as of August 31, 2000.

         Subsequent to August 31, 2000, the Board of Directors approved a stock repurchase program for up to 500,000 shares of the Company's common stock whereby these shares may be used for issuance under this plan. (see Note 23)


NOTE 20 - RETIREMENT PLANS:

         During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the years ended August 31, 2000 and 1999 and 1998, employee contributions were approximately $293,000 and $103,000, respectively. The Company matched approximately $75,300 and $33,500, respectively for those same periods.

         Subsequent to August 31, 2000, the Board of Directors approved a stock repurchase program for up to 500,000 shares of the Company's common stock whereby these shares may be used for issuance under this plan. (see Note 23)

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 21 - MAJOR CUSTOMER:

         As of August 31, 2000, the Company had a receivable due from Link - Two Communications (Link II) in the amount of $8,655,126. Subsequent to August 31, 2000, this receivable has been repaid through the issuance of 2,856,000 shares of ClearWorks.net, Inc. common stock. (see Note 23) Subsequent to August 31, 2000, Link II has had approximately sixty percent of its stock purchased by ClearWorks.net, Inc. to become a majority owned subsidiary of that company.

         The Company had gross revenues of $5,239,670 and $2,359,184 for the years ended August 31, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                                       AUGUST 31, 2000            AUGUST 31, 1999
              CUSTOMER                              AMOUNT    PERCENTAGE       AMOUNT    PERCENTAGE
              --------                            ----------------------     ----------------------
              Sprint PCS                          $  758,660      14.48%     $    - 0 -       0.00%
              Link - Two Communications, Inc.     $  638,011      12.18%     $  991,692      42.83%
              RFTL                                $    - 0 -       0.00%     $  755,771      32.64%
                                                  ===========    ======      ==========     ======

NOTE 22 - INDUSTRY SEGMENTS:

         The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At August 31, 2000, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         Eagle Wireless International, Inc. (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products.

         AtlanticPacific Communications, Inc. specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

                                                                      ATLANTIC
                                                      EAGLE            PACIFIC   ELIMINATIONS  CONSOLIDATED
                                                   --------------------------------------------------------
         Revenues from Unaffiliated Customers       1,826,463        3,413,207       - 0 -        5,239,670
         Segment Profit / (Loss)                     (412,632)         605,673       - 0 -          193,041
         Total Assets                              53,470,895        1,820,155     696,745       55,987,795
         Capital Expenditures                         770,978        1,009,766       - 0 -        1,780,744
         Depreciation and Amortization                406,824          169,859       - 0 -          576,683

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 23 - SUBSEQUENT EVENTS:

         Subsequent to August 31, 2000, the Company's board of directors has authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding common stock. These shares will be repurchased periodically in the open market or in negotiated transactions and be held for issuance in connection with the Company's ESOP and other employee plans. To date, 193,200 shares of the Company's common stock have been repurchased for a total price of $712,968.

         On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) signed a loan agreement with Southwest Bank of Texas (SWBT) whereby it will borrow $900,000. This 364-day note bears interest at SWBT's prime rate plus .25% which is payable monthly with principal due September 28, 2001. In addition to AtlanticPacific's accounts receivable being put forth as collateral, Eagle Wireless has signed the document as guarantor. These monies are to be used as working capital whereby it has been partially used to repay the outstanding line of credits to both Wells Fargo and Compass Banks.

         In October 2000, the Company loaned $1,000,000 to ClearWorks.net, Inc. This one-year note accrues interest at ten percent (10%) which is to be paid monthly with the principal due September 2001. In addition to secondary liens on all assets, Clearworks.net, Inc. has issued 750,000 shares of its common stock as collateral.

         On November 10, 2000, the Company loaned an additional $1,000,000 to ClearWorks.net, Inc. This one-year note accrues interest at ten percent (10%) which is to be paid monthly with the principal due September 2001. In addition to the secondary liens on all assets, Clearworks.net, Inc. has again issued 750,000 shares of its common stock as collateral.

         Subsequent to August 31, 2000, the receivable due from Link-Two Communications, Inc. has been satisfied through the issuance of 2,856,000 shares of ClearWorks.net, Inc. common stock. (see Note 21)