Form 10QSB
period 2000-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-01-22
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

As of January 16, 2001, there were 26,394,493 shares of common stock outstanding

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                                     INDEX

PART 1 - FINANCIAL INFORMATION                                              PAGE

       Item 1.   Financial Statements (Unaudited)

                 Balance Sheets at November 30, 2000 and August 31, 2000     3

                 Statements of Income for the three
                 months ended November 30, 2000 and 1999                     4

                 Statements of Changes In Shareholders' Equity for the
                 three months ended November 30, 2000 and 1999               5

                 Statements of Cash Flows for the three months ended
                 November 30, 2000 and 1999                                  6

                 Notes to the financial statements                        7-24

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     24-26

PART 2 - OTHER INFORMATION

       Item 1.   Legal Proceedings                                          26

       Item 2.   Recent Sales of Unregistered Securities or Changes
                 in Securities and Use of Proceeds                          26

       Item 3.   Defaults Upon Senior Securities                            26

       Item 4.   Submission of matters to a vote of Security Holders        26

       Item 5.   Other Information                                          26

       Item 6.   Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                                  27

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                 ASSETS
                                                                   NOVEMBER 30,     AUGUST 31,
                                                                       2000           2000
                                                                   ------------    ------------
                                                                    (UNAUDITED)     (AUDITED)
CURRENT ASSETS
   Cash and Cash Equivalents (Note 1)                              $     31,629    $     32,346
   Accounts Receivable (Note 2)                                           3,276           9,902
   Inventories (Note 1)                                                   6,531           5,756
   Marketable Securities (Notes 1 & 9)                                    8,215             971
   Prepaid Expenses                                                         267             331
                                                                   ------------    ------------
      TOTAL CURRENT ASSETS                                               49,918          49,306

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
   Operating Equipment                                                    2,765           2,703
   Less: Accumulated Depreciation                                        (1,112)         (1,023)
                                                                   ------------    ------------
      TOTAL PROPERTY AND EQUIPMENT                                        1,653           1,680

OTHER ASSETS:
   Notes Receivable Clearworks.net (Note 23)                              2,000               0
   Security Deposits                                                         48              32
   Deferred Advertising Costs (Note 1)                                      374             385
   Deferred Syndication (Note 1)                                              0             270
   Goodwill (Notes 1 & 4)                                                 5,638           5,966
   Less: Accumulated Amortization                                          (274)           (194)
   Other Intangible Assets (Note 1)                                         524             171
   Other Assets                                                             742              25
                                                                   ------------    ------------
      TOTAL OTHER ASSETS                                                  9,052           6,655
                                                                   ------------    ------------
TOTAL ASSETS                                                       $     60,623    $     57,641
                                                                   ============    ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                $      1,816    $      2,007
   Accrued Expenses                                                         114             308
   Notes Payable (Note 5)                                                   422              42
   Line of Credit (Note 7)                                                    0             266
   Capital Lease Obligations (Note 6)                                        53              59
   Federal Income Taxes Payable (Notes 1 & 10)                              772             736
   Franchise Taxes Payable                                                   42              57
   Sales Taxes Payable                                                       17              17
   Deferred Taxes (Note 10)                                                  15              15
                                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                                           3,251           3,507

LONG-TERM LIABILITIES:
   Capital Lease Obligations
     (net of current maturities) (Note 6)                                    32              41
     Deferred Taxes (Note 10)                                                32              32
                                                                   ------------    ------------
      TOTAL LONG-TERM LIABILITIES                                            64              73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
   Preferred Stock - $.001 par value
      Authorized  5,000,000 shares
      Issued -0- shares                                                       0               0

   Common Stock - $.001 par value
      Authorized  100,000,000 shares
      Issued and Outstanding at November 30, and August 31, 2000
      26,316,993 and 25,609,263, respectively                                26              26
   Paid in Capital                                                       55,337          52,160
   Retained Earnings                                                      1,945           1,875
                                                                   ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                                         57,308          54,061
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     60,623    $     57,641
                                                                   ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    NOVEMBER 30,
                                                           ----------------------------
                                                               2000           1999
                                                           ------------    ------------
                                                            (UNAUDITED)    (UNAUDITED)
NET SALES                                                  $      1,866    $        656

COST OF GOODS SOLD:
   Materials and Supplies                                           503             108
   Direct Labor and Related Costs                                   527             119
   Depreciation and Amortization                                     44              17
   Other Manufacturing Costs                                          8               7
                                                           ------------    ------------
      Total Costs of Goods Sold                                   1,082             251
                                                           ------------    ------------
GROSS PROFIT                                                        784             405

OPERATING EXPENSES:
   Selling, General and Administrative
     Salaries and Related Costs                                     498             132
     Advertising and Promotion                                      127               3
     Depreciation and Amortization                                  159              16
     Research & Development                                         498             252
     Other Support Costs                                            167             131
                                                           ------------    ------------
      Total Operating Expenses                                    1,449             534

EARNINGS / LOSS FROM OPERATIONS BEFORE OTHER
   REVENUES/EXPENSES, LOSS FROM MINORITY INTEREST
   IN AFFILIATE, INCOME TAXES AND OTHER
   COMPREHENSIVE INCOME                                            (665)           (129)

OTHER REVENUES / (EXPENSES)
   Interest Income - net                                            760             246
   Other Income                                                                       6
                                                           ------------    ------------
      Total Other Revenues                                          760             252
                                                           ------------    ------------
EARNINGS BEFORE MINORITY INTEREST IN
   AFFILIATE, INCOME TAXES & OTHER
   COMPREHENSIVE INCOME                                              95             123
   Gain / (Loss) from Minority Interest in Affiliate                  0             (38)
                                                           ------------    ------------
EARNINGS BEFORE INCOME TAXES                                         95              85
   Provision for Income Taxes                                       (32)            (17)
                                                           ------------    ------------
NET EARNINGS                                                         63              68

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized Holding Loss                                            7               0
                                                           ------------    ------------
   Other Comprehensive Income                              $         70    $         68
                                                           ============    ============
            Net Earnings Per Common Share:
            Primary (Note 1 & 18)                          $       .002    $        .01
            Fully Diluted (Note 1 & 18)                    $       .002    $        .01
            Comprehensive Income (Note 1)                  $       .002    $        .01

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                         COMMON STOCK                     ADDITIONAL                     TOTAL
           AUGUST 31, 1999                           --------------------    PREFERRED     PAID IN       RETAINED     SHAREHOLDER'S
        TO NOVEMBER 30, 2000                          SHARES       VALUE       STOCK       CAPITAL       EARNINGS        EQUITY
                                                     --------    --------    ----------   ----------    ----------    -------------
Total Shareholders' Equity
   As of August 31, 1999                               13,480          13             0        7,181         1,700            8,894

Net Earnings 2000                                           0           0             0            0           193              193

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Acquisitions                                    869           1             0        3,661             0            3,662
      For Services and Compensation                       981           1             0        1,642             0            1,643
      For Warrant Conversion                            9,411           9             0       38,559             0           38,568
      For Debt Conversion                                 828           1             0        1,612             0            1,613
      For Employee Stock Option Plan                       40           1             0          158             0              158

Syndication Costs                                           0           0             0         (653)            0             (653)

Unrealized Holding Loss                                     0           0             0            0           (18)             (18)
                                                     --------    --------    ----------   ----------    ----------    -------------
Total Shareholders' Equity
   As of August 31, 2000                               25,609          26             0       52,160         1,875           54,060
                                                     --------    --------    ----------   ----------    ----------    -------------
Net Earnings for Three Months
   Ended November 30, 2000                                                                                      63               63
New Stock Issued to Shareholders
   For Services and Compensation                           63           0             0          546                            546
   For Warrant Conversion                                 645           0             0        3,506                          3,506
   For Employee Stock Option Plan                           0           0             0            1                              1

Syndication Costs                                                                               (876)                          (876)

Unrealized Holding Gain                                                                                          7                7
                                                     --------    --------    ----------   ----------    ----------    -------------
Total As of November 30, 2000                        $ 26,317    $     26    $        0   $   55,337    $    1,945    $      57,308
                                                     ========    ========    ==========   ==========    ==========    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       NOVEMBER 30,
                                                                ----------------------------
                                                                    2000           1999
                                                                ------------    ------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Earnings                                                 $         63    $         68

   Adjustments to Reconcile Net Earnings to Net Cash
    Used by Operating Activities:
     Depreciation and Amortization                                       169              33
     Unrealized Holding Gain on Marketable Securities                      7               0
     (Increase) / Decrease in Marketable Securities                   (7,244)              0
     (Increase) / Decrease in Accounts Receivable                      6,626             (53)
     (Increase) / Decrease in Inventories                               (775)             21
     (Increase) / Decrease in Prepaid Expenses                            64            (192)
     Increase / (Decrease) in Accounts Payable                          (191)            (54)
     Increase / (Decrease) in Accrued Expenses                          (194)              0
     Increase / (Decrease) in Deferred Revenues                            0            (480)
     Increase / (Decrease) in Federal Income Taxes Payable                36              18
     Increase / (Decrease) in Franchise Taxes Payable                    (15)              4
                                                                ------------    ------------
     Total Adjustments                                                (1,517)           (703)
                                                                ------------    ------------
   Net Cash Used by Operating Activities                              (1,454)           (635)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Purchase) / Disposal of Property and Equipment                     (62)             (3)
     (Increase) / Decrease in Notes Receivable Clearworks.net         (2,000)              0
     (Increase) / Decrease in Security Deposit                           (16)              0
     (Increase) / Decrease in Deferred Advertising Costs                  11               0
     (Increase) / Decrease in Deferred Syndication Costs                 270               0
     (Increase) / Decrease in Other Intangible Assets                    (29)              0
     (Increase) / Decrease in Other Assets                              (713)             37
                                                                ------------    ------------
   Net Cash Used by Investing Activities                              (2,539)             34

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase / (Decrease) in Notes Payable                              380            1483
     Increase / (Decrease) in Capital Leases                             (15)              0
     Increase / (Decrease) in Line of Credit                            (266)              0
     Increase / (Decrease) in Shareholders' Advances                       0               0
     Proceeds from Sale of Common Stock, Net                           3,177              36
                                                                ------------    ------------
   Net Cash Used by Financing Activities                               3,276            1519

   Net Increase / (Decrease) in Cash                                    (717)            917

CASH AT BEGINNING OF THE YEAR                                         32,346             188
                                                                ------------    ------------
CASH AT THE END OF THE YEAR                                     $     31,629    $      1,105
                                                                ============    ============
     Supplemental Disclosures of Cash Flow Information:
     Net cash paid during the year for:
        Interest                                                $     12,777
        Income Taxes                                            $     36,235

Supplemental Non-Cash Investing Activities - See Note 4.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Eagle Wireless International, Inc., (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of broadband and telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle and BroadbandMagic.com, Inc. names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems.

A)    Consolidation

      At November 30, 2000, the Company has three wholly owned subsidiaries:
      AtlanticPacific Communications, Inc., eToolz, Inc., and
      BroadbandMagic.com, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $31,103,613 and $1,056,768 invested in interest bearing accounts at November 30, 2000 and 1999, respectively.

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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                             NOVEMBER 30,
                                     ----------------------------
                                        2000              1999
                                     ----------        ----------
                  Raw Materials      $3,670,303        $1,164,463
                  Work in Process     2,860,927         1,170,337
                  Finished Goods              0                 0
                                     ==========        ==========
                                     $6,531,230        $2,334,800

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

F)    Research and Development Costs

      For the months ended November 30, 2000, the Company commenced research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      development costs of $498,000 were expensed for the three months ended November 30, 2000.

      Prior to Fiscal 2000, the Company's research and development costs included obligations to perform contractual services for outside parties. These costs were expensed as contract revenues were earned. Research and development costs of $252,000 were expensed for the three months ended November 30, 1999. Contract revenues earned for the months ended November 30, 2000 and 1999 were $0. No research and development services were performed for outside parties for the months ended November 30, 2000.

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

                                                               NOVEMBER 30,   NOVEMBER 30,
                                                                   2000          1999
                                                               ------------   ------------
                 Weighted Average Number of Common
                   Shares Outstanding Including:

                  Primary Common Stock Equivalents               26,316,993     13,514,750
                  Fully Dilutive Common Stock Equivalents        26,470,607     13,610,750

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

      As of November 30, 2000 and 1999, no impairment existed.

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

K)    Deferred Advertising Costs

      Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts. For the three months ended November 30, 2000, the Company has expensed $126,721 whereas $374,453 in costs has been deferred. Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred.

L)    Deferred Syndication Costs

      Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

O)    Other Comprehensive Income

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the fiscal year ended August 31, 2000, no other comprehensive income existed.

P)    Reclassification

      The Company has reclassified certain costs and expenses for the three months ended November 30, 2000 to facilitate comparison to the three months ended November 30, 1999.

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                            NOVEMBER 30,
                                                    ----------------------------
                                                       2000              1999
                                                    ----------        ----------
Accounts Receivable                                 $3,362,575        $  340,082
Allowance for Doubtful Account                          86,575                 0
                                                    ----------        ----------
Net Accounts Receivable                             $3,276,000        $  286,269
                                                    ==========        ==========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

      Components of property, plant & equipment are as follows:

                                                           NOVEMBER 30,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
Automobile                                         $   639,380      $         0
Furniture & Fixtures                                   252,740           32,900
Leasehold Improvements                                  19,582            9,280
Manufacturing Equipment                                586,969          482,359
Office Equipment                                       759,359           82,522
Property & Equipment                                   506,901          319,331
                                                   -----------      -----------

   Total Property, Plant & Equipment                 2,764,931          926,392
     Less:  Accumulated Depreciation                (1,112,346)        (366,537)
                                                   -----------      -----------
   Net Property, Plant & Equipment                 $ 1,652,585      $   559,855
                                                   ===========      ===========

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

      On January 1, 2000, the Company acquired Comtel Communications, Inc. (Comtel) in a business combination accounted for as a purchase. Comtel is primarily engaged in the sales and installation of fiber and cable to commercial enterprises in Texas and Louisiana. The results of operations for Comtel are included in the accompanying financial statements since the date of acquisition. The Company issued 300,000 shares of its common stock to Comtel in culminating this transaction. The total cost of the acquisition was $2,269,856, which exceeded the fair value of the net assets of Comtel by $1,878,528. The excess is being amortized as goodwill using the straight-line method over twenty (20) years.

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

                                                                    2000 PRO FORMA INFORMATION
                                                                            (IN THOUSANDS)
                                                   ---------------------------------------------------------
                                                   EAGLE WIRELESS                     PRO FORMA    COMBINED
                                                   INTERNATIONAL    CLEARWORKS.NET       ADJ.       TOTALS
                                                   --------------   --------------    ---------    ---------
      Cash                                         $       33,317   $           60    $       0    $  33,377
                Working Capital (Deficit)                  45,870            2,252            0       48,122
                Total Assets                              154,565           61,072      (49,925)     165,712
                Long Term Debt                                 73            1,972            0        2,045
                Stockholder's Equity (Deficit)     $      150,984   $       49,925    $ (49,925)   $ 150,984

      Total Revenues                               $        5,240   $       21,447    $       0    $  26,687
                Cost of Revenues                            2,482           20,293            0       22,775
                                                   --------------   --------------    ---------    ---------
                Gross Profit                                2,758            1,154            0        3,912
                Operating Expenses                          3,985           22,207            0       26,192
                                                   --------------   --------------    ---------    ---------
                Other Income - net                          1,516           (6,304)           0       (4,778)
                                                   --------------   --------------    ---------    ---------
                Income From
                     Continuing Operations         $          289   $      (27,357)   $       0    $ (27,068)
                                                   ==============   ==============    =========    =========
                                                          EARNINGS PER SHARE
                                                   -------------------------------
                               Basic               $         0.01   $        (0.71)
                                                   ==============   ==============
                               Diluted             $         0.01   $        (0.65)
                                                   ==============   ==============

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

B)    Significant Acquisitions

      As stated in the aforementioned, the Company consummated three acquisitions and entered into one merger agreement during the Fiscal 2000. None of the three acquisitions meets the significance test individually or cumulative when compared to the Company for the months ended November 30, 2000. The anticipated merger with ClearWorks is considered to represent a significant acquisition when compared to the Company for the months ended November 30, 2000 and has accordingly been included in the above pro forma information for that same period.

NOTE 5 - NOTES PAYABLE:

                                                                            NOVEMBER 30,
                                                                      ---------------------------
                                                                          2000           1999
                                                                      ------------   ------------
      Unsecured note to Central Insurance
      bearing no interest, due $886 monthly
      until March 2001.                                                      1,771          2,326


      Unsecured note to West Coast Life
      Insurance bearing no interest, due
      $2,457 quarterly until May 2001.                                       2,457          2,457

      Secured convertible note to
      Global Capital Advisors, LTD
      bearing interest at 7%, due October 2002
      interest and principal payable in cash or
      common stock based on market value of
      common shares. Security is a $6,000,000
      note receivable from Link II Communications.                    $          0   $  1,500,000

      Secured Note payable to Southwest Bank
      of Texas bearing interest at 24% which is
      monthly with principal payable due September
      2001.                                                           $    417,664   $          0
                                                                      ------------   ------------
                           Total                                      $    421,892   $  1,504,783

                             Less Current Portion of Long-Term Debt        421,892          4,783
                                                                      ------------   ------------
                             Total Long-Term Debt                     $          0   $  1,500,000
                                                                      ------------   ------------

NOTE 6 - CAPITAL LEASE OBLIGATIONS:

                                                                                 NOVEMBER 30,
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------   ------------
      Equipment lease with Konica bearing
      interest at 8.9%, payable in monthly
      installments of $445; due Aug. 2001.                               $      4,258   $      8,609

      Equipment lease with Agilent Technologies
      bearing no interest, payable in monthly
      installments of $1,076; due April 2003.                                  31,039              0

      Equipment lease with IKON Office
      Solutions bearing interest at 18%
      payable in monthly installments of
      $105; due March 2000.                                                         0            408

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      Software lease with Manifest Group
      bearing interest at 14%, payable in
      monthly installments of $751; due
      August 2000.                                                                  0          6,453

      Equipment lease with Mellon Leasing
      bearing interest at 11.19%, payable in
      monthly installments of $2,149; due May 2002.                            33,312              0

      Auto lease with GE Capital bearing interest
      at 11.5%, payable in monthly installments
      of $465; due June 2002.                                                   8,051              0

      Equipment lease with Fleet Leasing Corp
      payable in monthly installments of $133;
      due February 2002.                                                        1,562              0

      Equipment lease with Fleet Leasing Corp
      payable in monthly installments of $137;
      due February 2002.                                                        1,605              0

      Equipment lease with Fleet Leasing Corp
      payable in monthly installments of $269;
      due May 2001.                                                             1,394              0

      Equipment lease with Master Lease bearing
      interest at 6.1%, payable in monthly
      installments of $249; due May 2001.                                       3,273              0
                                                                         ------------   ------------
                           Total Obligations                             $     84,494   $     15,470

                             Less Current Portion of Lease Obligations   $     52,443   $     14,994
                                                                         ------------   ------------
                             Total Long-Term Capital Lease Obligations   $     32,051   $        476
                                                                         ============   ============

      The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 116,494 and $ 27,135 at November 30, 2000 and 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at November 30, 2000 and 1999 are as follows:

                                                               NOVEMBER 30,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

      Total minimum lease payments                       $   87,903   $   16,128

      Less:  Amount representing interest                     3,409        1,134
                                                         ----------   ----------

      Present value of net minimum lease payments        $   84,494   $   14,994
                                                         ==========   ==========

      Future obligations under the lease terms are as follows:

                               NOVEMBER 30,                    AMOUNT
                               -----------                   ---------
                                  2001                       $  52,443
                                  2002                          27,744
                                  2003                           4,307
                                                             ---------
                                  Total                      $  84,494
                                                             =========

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 7 - LINE OF CREDIT:

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

      In conjunction with the $1,500,000 borrowed, the Company issued warrants to purchase 100,000 shares of common stock at $1.54 per share to GCA which warrants were exercised during fiscal 2000. In addition to the note being converted into common stock, GCA exercised the 100,000 warrants during the fiscal 2000. Although additional funds are available, management does not intend to draw further funds from this agreement.

NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At November 30, 2000, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year. For the months ended November 30, 1999, no marketable securities were held.

      At November 30, 2000, the securities had an original basis of $1,044,782; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the November 30, 2000 balance sheet date, the fair market value of these securities was $1,028,666; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included below current earnings in "Other Comprehensive Income". This unrealized holding loss of $16,116 is reported on the balance sheet netted against marketable securities.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                             AUGUST 31,
                                                          ----------------
                                                           2000      1999
                                                          ------    ------
                                                             %         %
            U.S. Federal Statutory Tax Rate                   34        34
            U.S. Valuation Difference                         (1)        1
                                                          ------    ------
            Effective U.S. Tax Rate                           33        35
            Foreign Tax Valuation                              0         0
                                                          ------    ------
            Effective Tax Rate                                34        35
                                                          ======    ======

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      Items giving rise to deferred tax assets / liabilities are as follows:

                                                           AUGUST 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
      Deferred Tax Assets:
           Tax Loss Carry-forward                    $        0   $        0
                                                     ----------   ----------
      Deferred Tax Liability:
           Depreciation                                  47,480       13,852
                                                     ----------   ----------
      Valuation Allowance                                     0            0
                                                     ----------   ----------
           Net Deferred Tax Asset / Liability        $   47,480   $   13,852
                                                     ==========   ==========

NOTE 11 - ISSUANCE OF COMMON STOCK:

      During the months ended November 30, 2000, the Company issued shares of common stock. The following table summarizes the shares of common stock issued.

      Shares Outstanding August 31, 2000                  25,609,263
                                                          ----------
           Shares issued for services and compensation        62,500
           Shares issued for warrant conversion              644,730
           Shares issued for Employee Stock Option Plan          500
                                                          ----------
      Shares Outstanding November 30, 2000                26,316,993


      The Company issued 62,500 shares of common stock for compensation and services performed on the Company's behalf.

      The Company issued 644,730 shares of common stock associated with the conversion of various outstanding warrants.

      The Company issued 500 shares of common stock to the members of its Employee Stock Option Plan.

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of November 30, 2000, 279,907 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

            5,033,334 Class A stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $5.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class A Warrants by paying holders $.05 per Class A Warrant. The underlying shares of common stock were registered for resale on September 4, 1997 under the Securities Act of 1933. Management decided to extend the expiration date by two weeks to allow further exercise. As of November 30, 2000, 4,756,833 warrants were exercised resulting in cash proceeds of $19,027,332.


            5,033,334 Class B stock purchase warrants which expire August 31, 2000. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share, at a purchase price of $6.00 per share. If, however, the closing bid price of the Common Stock shall have equaled or exceeded $7.50 per share for a period of twenty consecutive trading days at any time, the Company may redeem the Class B Warrants by paying holders $.05 per Class B Warrant. The underlying shares of common stock and Class B Warrants were registered for resale on September 4, 1997 under the Securities Act of 1933. These warrants trade under the symbol "EGLWZ". Management decided to extend the expiration date by two weeks to allow further exercise. As of November 30, 2000, 3,400,406 warrants were exercised resulting in cash proceeds of $20,402,436.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

      The Company has issued and outstanding the following warrants which have not yet been exercised at November 30, 2000:

            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of November 30, 2000, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the se warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. As of November 30, 2000, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of November 30, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of November 30, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised .

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of November 30, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of November 30, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2000, none of these warrants have been exercised.

            150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of November 30, 2000, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                WARRANTS ISSUED            WARRANTS EXERCISABLE                WARRANTS             WARRANTS EXPIRED
                  NOVEMBER 30,                 NOVEMBER 30,          -------------------------        NOVEMBER 30,
CLASS OF   -------------------------    -------------------------       NON-           NON-       -------------------
WARRANTS      2000           1999          2000          1999        EXERCISABLE    REGISTERED     2000        1999
--------   ----------    -----------    ----------    -----------    -----------    ----------    -------    --------
0.01        Exercised      Exercised             0              0              0             0                      0
0.05        Exercised      Exercised             0              0              0             0          0      12,500
0.50        Exercised      Exercised             0              0              0             0          0      50,000
5.00          Expired        Expired *           0              0              0             0          0     425,000
4.00        Exercised      5,033,334 *           0      5,033,334              0             0          0           0
6.00        Exercised      5,033,334 *           0      5,033,334              0             0          0           0
2.00        Exercised      1,050,000 *           0      1,050,000              0             0          0           0

1.50         Canceled        150,000             0        150,000              0             0          0           0
1.77        Exercised        100,000             0        100,000
2.00         Canceled        150,000             0        150,000              0             0          0           0
2.01        Exercised         49,875             0         49,875
3.00         Canceled        200,000             0        200,000              0             0          0           0
5.00         Canceled        200,000             0              0              0       200,000          0           0
7.00         Canceled        200,000             0              0              0       200,000          0           0
9.00         Canceled        200,000             0              0              0       200,000          0           0
11.00        Canceled        200,000             0              0              0       200,000          0           0

1.50          600,000              0             0        150,000        350,000       250,000          0           0
1.54          100,000              0             0              0              0             0          0           0
1.55           50,000              0        25,000              0              0             0          0           0
1.75           43,641              0             0              0              0             0          0           0
1.75           20,000              0        13,766              0              0             0          0           0
1.92          100,000              0             0              0              0             0          0           0
3.00           50,000              0        50,000              0              0             0          0           0
4.50           50,000              0             0              0              0             0          0           0
7.00          100,000              0             0              0              0       100,000          0           0
7.49          250,000              0             0              0              0       250,000          0           0
7.50           25,000              0        25,000              0              0             0          0           0
9.68           50,000              0        50,000              0              0             0          0           0
10.00          25,000              0        25,000              0              0             0          0           0
10.00         250,000              0             0              0              0       250,000          0           0
12.00         250,000              0       250,000              0              0             0          0           0
14.00         350,000              0             0              0              0       350,000          0           0
18.00         250,000              0       250,000              0              0             0          0           0
25.00         150,000              0       250,000              0              0       150,000          0           0

2.00          Expired         50,000 *           0         50,000              0             0     50,000           0
ESOP           51,700 *       47,375 *      35,700         14,625         16,000             0          0      10,250
ESOP          228,207        104,000       114,908         69,000         56,800             0     10,350           0
           ----------    -----------    ----------    -----------    -----------    ----------    -------    --------
            2,993,548     12,767,918     1,089,374     12,050,168        422,800     2,150,000     60,350     497,750
           ==========    ===========    ==========    ===========    ===========    ==========    =======    ========

AN ASTERISK (*) DEMOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED NOVEMBER 30, 2000 AND 1999, RESPECTIVELY.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of November 30, 2000, 1325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - INVESTMENT IN LINK-TWO COMMUNICATIONS, INC.:

      The Company and Link-Two Communications, Inc. (Link II) have executed an agreement, whereby the Company would receive up to an eight percent equity interest in Link II in lieu of accruing finance charges on the outstanding balance owed by Link II to the Company. Under the agreement, equity in Link II was earned at a rate of 0.2% per month per $100,000 payable and outstanding for more than thirty days. At August 31, 2000 the Company had earned a 5.0% minority equity interest in Link II. This is evidenced by the issuance of 240,000 shares of Link II common stock to the Company. As of August 31, 2000, the Company has recorded its share of losses in this unconsolidated affiliate. The loss as a minority shareholder totaled $91,678. The Company has reclassified its balances due from Link II as other receivables.

      Link II is in the process of being acquired by Clearworks.net, Inc. It is anticipated that the closing of 100% of this acquisition will occur after regulatory approvals is received. These regulatory approvals are anticipated to be received subsequent to the merger of Eagle Wireless International, Inc. and Cleaworks.net, Inc. On receipt of approval, Eagle will issue to the shareholders of Link II the appropriate shares based on the combined exchange ratio in the merger agreements.

      Certain principal stockholders (or affiliates thereof) of the Company, including James Futer, executive vice president, director, and chief operating officer, and A.L. Clifford, a director of the Company, are also principal stockholders of Link II. Mr. Clifford is also the chairman, president, and chief executive officer of Link II and Dr. Cubley is a director of Link II.

      In October and November 2000, Link II repaid its debt of $8,655,126 to Eagle Wireless International through the issuance of 4,160,000 shares of ClearWorks.net, Inc. common stock in satisfaction of the Link II indebtedness.

NOTE 15 - RISK FACTORS:

      For the months ended November 30, 2000 and 1999, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure industry. Approximately seventy percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twenty-eight percent remainder have been created relatively evenly over the rest of the nation during the year ended November 30, 2000 whereas approximately ninety-one percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate seven percent remainder has been created relatively evenly over the rest of the nation for the months ended August 31, 2000.

      Through the normal course of business, the Company generally does not require its customers to post any collateral.

      Although the Company concentrated its efforts in the wireless infrastructure industry for the months ended August 31, 2000 and has since expanded into the fiber, cable and broadband markets for the months ended November 30, 2000, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 16 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 2% at November 30, 2000 and 1999, respectively.

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

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

            shares sold below $1.70 per share)

      For the periods ending November 30, 2000 and 1999, rental expenses of approximately $64,548 and $64,548, respectively, were incurred.

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended November 30, 2000 and 1999, rental expense of $6,390 and $0, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly CAM fees of approximately $450. For the periods ended November 30, 2000 and 1999, rental expense of $4,338 and $0, respectively were incurred.

      AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months.

      AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended November 30, 2000 of $13,500 was incurred.

                  Future obligations under the non-cancelable lease terms are:

                              PERIOD ENDING
                               NOVEMBER 30,              AMOUNT
                              --------------          -----------
                                  2000                $    20,348
                                  2000                    151,766
                                  2002                     95,059
                                  2003                $    20,750
                                                      ===========


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

      On September 1, 1999, the Company entered into an agreement with Paladin Associates (Paladin) whereby Paladin will assist the Company with general financial related services. These services shall include, but not be limited to, assistance in writing news releases, stockholder communications, communications with retail brokers and brokerage firms, consulting to large shareholders and general image and public relations issues. As compensation for the services to be rendered under this twelve-month contract, the Company will pay $3,500 and issue 2,000 free trading shares of the Company's common stock per month. This agreement also contains incentive based bonuses tied to the consecutive twenty-one day average closing bid price of the Company's common stock. This incentive will consist of 500,000 two-year options for the purchase of the Company's common stock at $1.50. These options will be vested in three equal portions based upon the Company's performance in the stock market. One-third will vest when the closing bid price reaches $4.00 and remains above this level for a minimum of twenty-one consecutive trading days. The second one-third will vest when the closing bid price reaches $6.00 and remains above this level for a minimum of twenty-one consecutive trading days. The remaining one-third shall vest when the closing bid price reaches $8.00 and remains above this level for a minimum of twenty-one consecutive trading days. This agreement is cancelable by either party without cause given ten days written notice.

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


NOTE 18 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share:

                                                   FOR THE MONTHS ENDED NOVEMBER, 2000
                                                  ---------------------------------------
                                                     INCOME        SHARES       PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
      Net Income                                  $    70,339

      Basic EPS:
       Income available to common stockholders         70,339      26,316,993   $   0.002
                                                                                =========
      Effect of Dilutive Securities
        Warrants                                            0         153,614
                                                  -----------   -------------
      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                 $    70,339      26,470,607   $   0.002
                                                  ===========   =============   =========

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

                                                    FOR THE MONTHS ENDED AUGUST, 2000
                                                  ---------------------------------------
                                                     INCOME        SHARES       PER-SHARE
                                                  (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                  -----------   -------------   ---------
      Net Income                                  $   193,041

      Basic EPS:
       Income available to common stockholders        193,041      19,073,071   $    0.01
                                                                                =========
      Effect of Dilutive Securities
        Warrants                                            0       3,306,183
                                                  -----------   -------------
      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                 $   193,041       22,379,35   $    0.01
                                                  ===========   =============   =========

      For the Months ended November 30, 2000 and August 31, 1999, anti-dilutive securities existed. (see Note 12)

NOTE 19 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of November 30, 2000 and 1999, 279,907 and 151,375 warrants have been issued to various employees. Of these outstanding warrants, 500 and 29,000 were exercised for the three months ended November 30, 2000 and 1999, respectively. Additionally, 10,350 warrants have expired as of November 30, 2000.

      Subsequent to November 30, 2000, the Company's board of directors has authorized a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding common stock. These shares will be repurchased periodically in the open market or in negotiated transactions and be held for issuance in connection with the Company's ESOP and other employee plans. As of November 30, 2000, 193,200 shares of the Company's common stock have been repurchased for a total price of $712,968.

NOTE 20 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended November 30, 2000 and 1999, employee contributions were approximately $323,449 and $120,045, respectively. The Company matched approximately $85,648and $22,765, respectively for those same periods.

      Subsequent to November 30, 2000, the Board of Directors approved a stock repurchase program for up to 500,000 shares of the Company's common stock whereby these shares may be used for issuance under this plan. (see Note
      23)

NOTE 21 - MAJOR CUSTOMER:

      The Company had gross revenues of $5,239,670 and $2,359,184 For the months ended November 30, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                               NOVEMBER 30, 2000          NOVEMBER 30, 2000
                                            -----------------------    -----------------------
      CUSTOMER                                AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
      --------                              ----------   ----------    ----------   ----------
      Chevron Phillips Chemical Company     $  205,975        11.02%   $   - 0 -         0.00%
      Sprint PC                             $  387,601        20.75%   $   - 0 -         0.00%
                                            ==========   ==========    ==========   ==========

NOTE 22 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At November 30, 2000, the Company's two business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

      Eagle Wireless International, Inc. (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      AtlanticPacific Communications, Inc. specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

                                                               ATLANTIC
                                                 EAGLE          PACIFIC     ELIMINATIONS   CONSOLIDATED
                                             ------------    ------------   ------------   ------------
      Revenues from Unaffiliated Customers      1,826,463       3,413,207              0      5,239,670
      Segment Profit / (Loss)                    (412,632)        605,673              0        193,041
      Total Assets                             53,470,895       1,820,155        696,745     55,987,795
      Capital Expenditures                        770,978       1,009,766              0      1,780,744
      Depreciation and Amortization               406,824         169,859              0        576,683

NOTE 23 - LOANS AND TRANSACTIONS WITH CLEARWORKS.NET, INC.:

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

      Subsequent to November 30, 2000, the company loaned an additional 1,000,000 to ClearWorks.net,Inc. This one-year note accrues interest at ten percent (10%) which is to be paid monthly with the principal due September 2001. In addition to the secondary liens on all assets, ClearWorks.net, Inc. has again issued 750,000 shares of its common stock as collateral

      Subsequent to November 30, 2000, the receivable due from Link-Two Communications, Inc. has been satisfied through the issuance of 4,106,000 shares of ClearWorks.net, Inc. common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion should be read in conjunction with Eagle's financial statements and accompanying notes to the financial statements.

      OVERVIEW

      During the three months ended November 30, 2000, the Company's primary operations were concentrated in the on-going set-top box development and related beta testing, marketing of wireless infrastructure, cabling, multi-media devices and high definition television products at major trade and convention shows. These new products are currently being tested by multinational distribution companies, internet service providers, national retail distribution companies and multiple international hotel companies. The Company expects to complete most beta testing during the second quarter ending February 28, 2001. During this period, we commenced significant joint sales, financing and integration planning activities with Clearworks.net, Inc, our merger partner. These activities included, but were not limited to, joint sales of commercial and residential bundle digital services, cabling to various educational institutions, financing of the expansion of Clearworks.net broadband infrastructure in Texas and joint product presentation at COMDEX, a national trade and conference show. In accordance with this strategy, Eagle entered into an acquisition agreement with ClearWorks.net that, if closed, Eagle believes will integrate their wireless and broadband products and services to a wide range of customers and applications.

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

      RECEIVABLES

      For the three months ended November 30, 2000, Eagle accounts receivables increased to $3,276,000 from $340,000 for the three months ended November 30, 1999. This $1,071,000 increase is primarily due to increased sales from Atlanticpacific and Comtel.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      RECENT ACQUISITIONS; GOODWILL

      During the year ended November 30, 2000, Eagle recognized goodwill of $5,965,437 due primarily to the acquisitions of Atlanticpacific, Comtel, and eToolz. Goodwill represented the excess of the cost of the acquired companies over the fair value of their net assets on the date of acquisition. Eagle amortizes goodwill over a twenty-year period.

      In September 2000, Eagle entered into a merger agreement with ClearWorks.net, whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks.net in exchange for 0.8 shares of Eagle common stock for each share of ClearWorks.net common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks.net stock options and warrants based upon the same 0.8 exchange ratio. Eagle has set the date of its meeting to vote on the merger for January 31, 2001. The merger requires the vote of a majority of Eagle shareholders voting at the meeting, and a majority of the ClearWorks.net shareholders entitled to vote at the meeting. Eagle can provide no assurance that the merger will be completed.

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

      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2000, Eagle's inventory consisted of $6,531,000 as compared to $2,355,861 at November 30, 2000. The additional inventory is primarily attributable to Eagle's set top devices and cabling held for sale.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

      NET SALES. For the three months ended November 30, 2000, net sales increased to $1,866,000 from $656,000 during the three months ended November 30, 1999. The increase of 284% was primarily attributable to added sales from Atlanticpacific and Comtel.

      COST OF GOODS SOLD. For the three months ended November 30, 2000, cost of goods sold on Eagle's product sales increased to $1,082,193 from $405,424 during the three months ended November 30, 1999. The increase of 266% is primarily associated with the cable and fiber products. Although Eagle's cost of sales increased, Eagle's gross profit percentage for products sold increased to 53% from 40% during the three months ended November 30, 2000.

      OPERATING EXPENSES. For the three months ended November 30, 2000, operating expenses increased to $1,449,000 from $535,000 during the three months ended November 30, 1999, an increase of 270%. The primary portions of the increase are discussed below:

      A $365,802 increase in salaries, or 277%, as a result of its acquisitions and expanded business.

      A $123,175 increase in advertising and promotion, or 4,100%, due primarily to increased attendance at conventions and trade shows on a worldwide basis.

      A $142,810 increase in depreciation and amortization, or 890%, due to an increase in amortization of goodwill and purchase of additional assets.

      A $36,523 increase in other support costs, or 27%.

      NET EARNINGS. For the three months ended November 30, 2000, Eagle's net earnings increased to $70,339 from $68,531 during the three months ended November 20, 1999.

      CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $1,454,000 in the three months ended November 30, 2000, compared to $635,000 in the three months ended November 30, 1999. The increase in net cash used by operating activities was primarily attributable to an increase in receivables and inventory. Eagle's investing activities used net cash of $2,539,000 in the three months ended November 30, 2000, compared to $34,000 in the three months ended November 30, 1999. The increase was due primarily to investment in acquisitions and purchase of equipment. Eagle's financing activities provided cash of $3,276,000, in the three months ended November 30, 2000, compared to $1,519,000 in the three months ended November 30, 1999. The increase was primarily the result the exercise of outstanding warrants during the three months ended November 30, 2000.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

      LIQUIDITY AND CAPITAL RESOURCES.

      Current assets for the three months ended November 30, 2000 totaled $49,918,000 as compared to $11,397,000 reported for the three months ended November 30, 1999. Of this amount, $31,629,000 consisted of cash. Eagle's increase in current assets is primarily due to its substantial increase in cash received from the exercise of outstanding warrants during the three months ended November 30, 2000. Eagle believes that its working capital of $46,667,000 as of November 30, 2000 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. As of November 30, 2000, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

PART 2. - OTHER INFORMATION

ITEM 1  - LEGAL PROCEEDINGS
          none

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES OR CHANGES IN SECURITIES AND USE OF PROCEEDS

          In September 2000, holders of Class A and Class B stock purchase warrants exercised warrants to purchase an aggregate 834,331 shares of common stock. The exercise of these warrants resulted in cash proceeds of $ 3,506,980. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

          In October 2000, holders of options issued under Eagle's employee stock option, exercised options to purchase an aggregate of 500 shares of common. The exercise of these options resulted in cash proceeds of $750. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

          In October 2000, in exchange for consulting services, Eagle issued an aggregate of 62,500 shares on common stock. Eagle believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to accredited investors and since the transactions were non-recurring and privately negotiated.

ITEM 3  - DEFAULTS UPON SENIOR SECURITIES
          none

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS none

ITEM 5  - OTHER INFORMATION
          none

ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit
               none
           (b) Reports on Form 8-K
               none

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EAGLE WIRELESS INTERNATIONAL, INC.


      Date: January 22, 2001                          By: /s/ H. Dean Cubley
                                                      Dr. H. Dean Cubley
                                                      President

                                                      /s/ Richard R. Royall
                                                      Richard R. Royall
                                                      Chief Financial Officer