Form 10QSB/A
period 2000-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-01-31
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                  FORM 10-QSB/A
                                 Amendment No. 1
                                   -----------

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

P)    Reclassification

      The Company has reclassified certain assets, costs and expenses for the three months ended November 30, 2000 to facilitate comparison to the three months ended November 30, 1999 and August 31, 2000.

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following:

                                                            NOVEMBER 30,
                                                    ----------------------------
                                                       2000              1999
                                                    ----------        ----------
Accounts Receivable                                 $3,362,575        $  340,082
Allowance for Doubtful Account                          86,575                 0
                                                    ----------        ----------
Net Accounts Receivable                             $3,276,000        $  340,082
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

NOTE 21 - MAJOR CUSTOMER:

      The Company had gross revenues of $1,866,000 and $656,000 for the months ended November 30, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                               NOVEMBER 30, 2000          NOVEMBER 30, 1999
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

      RECEIVABLES

      For the three months ended November 30, 2000, Eagle accounts receivables decreased to $3,276,000 from $9,902,000 at August 31, 2000. The majority of this decrease is due to repayments of Link Two Communications receivables by ClearWorks.net, through the issuance of marketable securities.

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