Form 10QSB
period 2001-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-04-23
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

As of April 20, 2001, there were 62,333,563 shares of common stock outstanding


                                EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                       INDEX


PART 1 - FINANCIAL INFORMATION                                                                   PAGE

         Item 1.  Financial Statements (Unaudited)

                  Balance Sheets at February 28, 2001 and August 31, 2000                          3

                  Statements of Income for the Six
                  Months Ended February 28, 2001 and 2000                                          4

                  Statements of Changes In Shareholders' Equity for the
                  Six Months Ended February 28, 2001 and 2000                                      5

                  Statements of Cash Flows for the Six Months Ended
                  February 28, 2001 and 2000                                                       6

                  Notes to the Financial Statements                                               7-21

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            21-23

PART 2 - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               23

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              23

         Item 3.  Defaults Upon Senior Securities                                                 23

         Item 4.  Submission of Matters to a Vote of Security Holders                             23

         Item 5.  Other Information                                                               23

         Item 6.  Exhibits and Reports on Form 8-K                                                23

SIGNATURES                                                                                        24


--------------------------------------------------------------------------------------------------------
                               EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------
                                                   ASSETS
                                                                           FEBRUARY 28,       AUGUST 31,
                                                                               2001              2000
                                                                            (UNAUDITED)       (AUDITED)
                                                                         -------------   ---------------
CURRENT ASSETS
     Cash and Cash Equivalents (Note 1)                                  $      27,311   $        32,346
     Accounts Receivable (Note 2)                                               10,473             9,902
     Inventories (Note 1)                                                        7,913             5,756
     Notes Receivable (Note 9)                                                   9,891               971
     Prepaid Expenses                                                            1,106               716
                                                                         -------------   ---------------
         TOTAL CURRENT ASSETS                                                   56,694            49,691

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
     Operating Equipment                                                        14,759             2,703
     Less:  Accumulated Depreciation                                            (1,268)           (1,023)
                                                                         -------------    --------------
         TOTAL PROPERTY AND EQUIPMENT                                           13,491             1,680

OTHER ASSETS:
     Deferred Syndication (Note 1)                                                 ---               270
     Goodwill (Notes 1 & 4)                                                     76,754             5,966
     Other Intangible Assets (Note 1)                                           38,059               171
     Less:  Accumulated Amortization                                              (689)             (194)
     Other Assets, principally security deposits                                   217                57
                                                                         -------------    --------------
         TOTAL OTHER ASSETS                                                    114,341             6,270
                                                                         -------------    --------------

TOTAL ASSETS                                                             $     184,526    $       57,641
                                                                         =============    ==============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                    $       8,009    $        2,007
     Accrued Expenses                                                            4,979               308
     Notes Payable (Note 5)                                                      2,720                42
     Line of Credit (Note 7)                                                     1,211               266
     Capital Lease Obligations (Note 6)                                             70                59
     Federal Income Taxes Payable (Notes 1 & 10)                                   772               736
     Other Payables                                                                136                57
     Sales Taxes Payable                                                           706                17
     Deferred Taxes (Note 10) Long Term Debt                                       ---                15
                                                                         -------------    --------------
         TOTAL CURRENT LIABILITIES                                              18,603             3,507

LONG-TERM LIABILITIES:
     Capital Lease Obligations
       (net of current maturities) (Note 6)                                         47                41
     Deferred Taxes (Note 10)                                                       --                32
     Long Term Debt                                                                 79                --
                                                                         -------------    --------------
         TOTAL LONG-TERM LIABILITIES                                               126                73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  100,000,000 shares
         Issued and Outstanding at February 28,2001,
         and August 31, 2000
         61,353,770 and 25,609,263, respectively                                    61                26
     Paid in Capital                                                           163,889            52,160
     Unrealized Gain on marketable securities                                    1,189               ---
     Retained Earnings                                                             658             1,875
                                                                         -------------    --------------
         TOTAL SHAREHOLDERS' EQUITY                                            165,797            54,061
                                                                         -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     184,526    $       57,641
                                                                         =============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


---------------------------------------------------------------------------------------------------------------------------
                               EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                         Three months    Three months       Six months        Six months
                                                            ended            ended        ended February    ended February
                                                         February 28,     February 29,       28, 2001          29, 2000
                                                             2001            2000
Net sales:
    Integration services                                       $   132           $  ---           $   132            $  ---
    Structured wiring                                            1,594              ---             1,594               ---
    Broadband services                                              73              ---                73               ---
    Products                                                     2,870            1,247             4,736             1,903
    Other                                                          127              ---               127               ---
                                                    ------------------- ---------------- ----------------- -----------------
Total sales                                                      4,797            1,247             6,663             1,903
                                                    ------------------- ---------------- ----------------- -----------------
Costs of goods sold:
    Materials other than cable and wire                             32              225               535               332
    Direct labor and related costs                                 245              235               772               353
    Integration services and materials                             309              ---               309               ---
    Products                                                     1,947              ---             1,947               ---
    Structured wiring labor and materials                          757              ---               757               ---
    Broadband costs                                                 50              ---                50               ---
    Depreciation and amortization                                  208               17               252                34
    Other manufacturing costs                                      105               42               113                49
                                                    ------------------- ---------------- ----------------- -----------------
Total costs of goods sold                                        3,652              519             4,734               770
                                                    ------------------- ---------------- ----------------- -----------------

Gross profit                                                     1,145              728             1,929             1,133
                                                    ------------------- ---------------- ----------------- -----------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs                               1,436              210             1,966               342
        Advertising and promotion                                  136               29               263                32
        Depreciation and amortization                              329               39               488                55
        Other support costs                                        717              279               884               532
        Research and Development                                   189              125               687               256
                                                    ------------------- ---------------- ----------------- -----------------
Total operating expenses                                         2,807              682             4,288             1,216
                                                    ------------------- ---------------- ----------------- -----------------

Income (loss) from operations                                   (1,662)              46            (2,359)              (83)

Other income, principally interest income                          382              192             1,142               443
                                                    ------------------- ---------------- ----------------- -----------------

Earnings (loss) Before Income Taxes & Loss From
Minority Interest in Affiliate                                  (1,280)             238            (1,217)              361
                                                    ------------------- ---------------- ----------------- -----------------

Gain/(Loss) From Minority Interest in Affiliate                    ---              ---               ---               (37)

Income (loss) before income taxes                               (1,280)             238            (1,217)              323

Provisions for income taxes                                        ---               83               ---               100
                                                    ------------------- ---------------- ----------------- -----------------
Net earnings (loss)                                             (1,280)             155            (1,217)              223
Other comprehensive income, net of tax
Unrealized holding gain                                          1,182                              1,189
                                                    ------------------- ---------------- ----------------- -----------------
Other comprehensive (loss)                                     $   (98)                           $   (28)
                                                    =================== ================ ================= =================
Net earnings (loss) per common share:
Basic                                                          $ (0.03)          $ 0.01           $ (0.04)           $ 0.02
Diluted                                                        $ (0.03)          $ 0.01           $ (0.04)           $ 0.02
Comprehensive income - (loss)                                  $   nil                            $   nil



---------------------------------------------------------------------------------------------------------------------------
                               EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                  ADDITIONAL                     TOTAL
         AUGUST 31, 2000             COMMON      STOCK          PREFERRED          PAID IN       RETAINED    SHAREHOLDER'S
      TO FEBRUARY 28, 2001           SHARES      VALUE            STOCK            CAPITAL       EARNINGS       EQUITY
---------------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity
   As of August 31, 1999              13,480     $    13        $     ---        $     7,181     $  1,700     $    8,894

Net Earnings 2000                                                                                     193            193

New Stock Issued to Shareholders
   Issuance of Common Stock
     For Acquisitions                    869           1                               3,661                       3,662
     For Services and Compensation       981           1                               1,642                       1,643
     For Warrant Conversion            9,411           9                              38,559                      38,568
     For Debt Conversion                 828           1                               1,612                       1,613
     For Employee Stock Option Plan       40           1                                 158                         158

Syndication Costs                                                                      (653)                       (653)

Unrealized Holding Loss                                                                               (18)           (18)
                                    --------     -------        ---------          ---------    ---------     ----------

Total Shareholders' Equity
   As of August 31, 2000              25,609          26              ---             52,160        1,875         54,060
                                    --------     -------        ---------          ---------    ---------     ----------

Net Earnings for Six Months
    Ended February 28, 2001                                                                        (1,217)        (1,217)
New Stock Issued to Shareholders
    For Services and Compensation         63                                             546                         546
    For Warrants Conversion              645                                           3,506                       3,506
    For Employee Stock Option Plan        96                                             192                         192
    For acquisition of ClearWorks,
      Inc.                            35,287         35                              109,355                     109,390

Syndication Costs                                                                       (876)                       (876)

Retirement of ESOP shares              (347)                                            (994)                       (994)

Unrealized Holding Gain                                                                             1,189          1,189
                                     -------     -------        ---------        -----------     --------            ---


Total as of February 28, 2001         61,353     $    61        $     ---        $   163,889     $  1,847      $ 165,797
                                    ========     =======        =========        ===========     ========     ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


-----------------------------------------------------------------------------------------------------
                               EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                 FEBRUARY 28,
                                                                             2001            2000
                                                                          (UNAUDITED)     (UNAUDITED)
                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                                         $  (1,217)        $    223

     Adjustments to Reconcile Net Earnings to Net Cash
      Used by Operating Activities:
       Stock for Services Rendered                                              738              ---
       Depreciation and Amortization                                            740              344
       Unrealized Holding Gain on Marketable Securities                       1,189              ---
       (Increase) / Decrease in Accounts Receivable                           5,195           (1,720)
       (Increase) / Decrease in Inventories                                     801           (1,181)
       (Increase) / Decrease in Prepaid Expenses                                (81)              40
       Increase / (Decrease) in Accounts Payable                                578            2,142
       Increase / (Decrease) in Accrued Expenses                             (6,833)              29
       Increase / (Decrease) in Deferred Revenues                               ---             (480)
       Increase / (Decrease) in Deferred Taxes                                  ---                8
       Increase / (Decrease) in Federal Income Taxes Payable                    ---             (368)
       Increase / (Decrease) in Franchise Taxes Payable                         ---                4
                                                                          ----------        --------

       Total Adjustments                                                      2,327           (1,182)
                                                                          ----------        --------

     Net Cash (Used) / Provided by Operating Activities                       1,110             (959)

CASH FLOWS FROM INVESTING ACTIVITIES
       (Purchase) / Disposal of Property and Equipment                          (98)            (664)
       (Increase) / Decrease in Investments                                  (8,126)             ---
       (Increase) / Decrease in Security Deposit                                ---              ---
       (Increase) / Decrease in Deferred Costs                                  655              ---
       (Increase) / Decrease in Deferred Syndication Costs                      ---              ---
       (Increase) / Decrease in Other Intangible Assets                         ---              ---
       (Increase) / Decrease in Other Assets                                    (46)            (232)
                                                                          ----------        --------

     Net Cash Used by Investing Activities                                   (7,615)            (896)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase / (Decrease) in Notes Payable                                   508              461
       Increase / (Decrease) in Capital Leases                                   17              ---
       Increase / (Decrease) in Line of Credit                                  945              ---
       Increase / (Decrease) in Shareholders' Advances                          ---              ---
       Proceeds from Sale of Common Stock, Net                                  ---            8,891
                                                                          ----------        --------

     Net Cash Used by Financing Activities                                    1,470            9,352

     Net Increase / (Decrease) in Cash                                       (5,035)           7,497

CASH AT BEGINNING OF THE PERIOD                                              32,346              188
                                                                          ----------        --------

CASH AT THE END OF THE PERIOD                                             $  27,311         $  7,685
                                                                          ==========        ========

       Supplemental Disclosures of Cash Flow Information:
       Net cash paid during the year for:
           Interest                                                       $     144
           Income Taxes                                                   $     ---

Supplemental Non-Cash Investing Activities - See Note 4.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle Wireless International, Inc., (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle and BroadbandMagic.com, Inc. names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally the Company provides cable television, telephone, security, internet connectivity and related services under a bundled digital services package, commonly known as "BDS", through single source billing.

A)       Consolidation

         At February 28, 2001 the Company has four wholly owned subsidiaries:
         AtlanticPacific Communications, Inc., eToolz, Inc., BroadbandMagic.com, Inc., ClearWorks.Net, Inc. and its subsidiaries, (ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group and Link-Two Communications, Inc.). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $27,311 and $33,346, in thousands, invested in interest bearing accounts at February 28, 2001 and August 31, 2000, respectively.

C)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                                          Years
                                                                          -----
                           Head-In Facility                                 20
                           Manufacturing Equipment                         3-7
                           Furniture and Fixtures                          2-7
                           Office Equipment                                 5
                           Leasehold Improvements                     Life of Lease
                           Property and Equipment                           5
                           Vehicles                                         5

         Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                                   February 28
                                                           2001                      2000
                                                      -----------------------------------

                           Raw Materials                 $5,630                    $2,784
                           Work in Process                1,000                       752
                           Finished Goods                 1,283                         0
                                                      ---------                  --------
                                                         $7,913                    $3,536
                                                      =========                  ========

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

         The Company's subsidiary, ClearWorks.Net, Inc., recognizes revenue and the related costs at the time the services are rendered. Revenue is derived from fees charged for the delivery of Bundled Digital Services, integration services and cabling and wiring. Long-term contracts are treated the same as the parent company.

F)       Research and Development Costs

         For the months ended February 28, 2001, the Company commenced research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $687,000 were expensed for the six months ended February 28, 2001.

         Prior to Fiscal 2000, the Company's research and development costs included obligations to perform contractual services for outside parties. These costs were expensed as contract revenues were earned. Research and development costs of $256,000 were expensed for the six months ended February 29, 2000. Contract revenues earned for the months ended February 28, 2001 and 2000 were $0. No research and development services were performed for outside parties for the months ended February 28, 2001.

G)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to depreciation methods.

H)       Net Earnings Per Common Share

         Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components used for the computations are shown as follows, in thousands:


                                                                       February 28, 2000   February 29, 2000
                                                                       -----------------   -----------------
                  Weighted Average Number of Common
                      Shares Outstanding Including:

                  Primary Common Stock Equivalents                                32,156              14,255
                  Fully Dilutive Common Stock Equivalents                         32,299              14,349

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

         As of February 28, 2001 and 2000, no impairment existed.

J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years.

         Other intangible assets consist of patents, licenses and the intrinsic value trade-show costs. Patents and trade show costs are being amortized using the straight-line method over ten (10) years, (25) years and eighteen (18) months, respectively.

K)       Advertising Costs

         Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the six months ended February 28, 2001, the Company has expensed $263,000 whereas $374,000 in costs has been reclassified to prepaid expenses. Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred.

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

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the six months ended February 28, 2001 to facilitate comparison to the six months ended February 29, 2000 and August 31, 2000.


NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following, in thousands:

                                                                 February 28,
                                                            2001                   2000
                                                      ---------------------------------
         Accounts Receivable                          $   11,005             $    2,007
         Allowance for Doubtful Account                      532                    ---
                                                      ----------             ----------
         Net Accounts Receivable                      $   10,473             $    2,007
                                                      ==========             ==========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

         Components of property, plant & equipment are as follows, in thousands:

                                                                                       February 28,
                                                                                  2001               2000
                                                                           ------------------------------

                  Automobile                                               $       894        $       ---
                  Head In Facilities                                             4,903                ---
                  Furniture & Fixtures                                             581                 55
                  Leasehold Improvements                                            56                 23
                  Hardware & Software                                            1,401                ---
                  Office Equipment                                                 908                164
                  Property, Manufacturing & Equipment                            6,016                535
                                                                           -----------        -----------

                     Total Property, Plant & Equipment                          14,759              1,586
                         Less:  Accumulated Depreciation                        (1,268)              (677)
                                                                           -----------        -----------
                     Net Property, Plant & Equipment                       $    13,491        $       909
                                                                           ===========        ===========

NOTE 4 - BUSINESS COMBINATIONS:

         On February 1, 2001, the Company acquired ClearWorks.Net, Inc. (ClearWorks) and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link-Two Communications, Inc. and LD Connect, Inc. in a business combination accounted for as a purchase. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH") which the Company designs, constructs, owns and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company issued 35,287,000 shares of its common stock to ClearWorks. The total cost of the acquisition was $109,389,526, which exceeded the fair value of the net assets of ClearWorks by $67,765,000. The excess is being amortized as goodwill using the straight-line method over twenty (20) years.

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

A)       Pro Forma Results

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 1999.

                                                      For the year ended August 31, 2000
                                                          Income Statement Pro Forma
                                                                 (IN THOUSANDS)

                                           Eagle Wireless                       Pro forma       Combined
                                            International      Clearworks.net        Adj.        Totals
                                            -----------        --------------   ---------       --------
         Total Revenues                     $     5,240         $    21,447     $     ---      $  26,687
                  Operating Expenses              2,482              20,293           ---         22,775
                                            -----------         -----------     ---------       --------
                  Gross Profit                    2,758               1,154           ---          3,912
                  Operating Expense               3,985              22,207                       26,192
                                            -----------         -----------     ---------       --------
                  Other Income -net               1,516               6,304                       (4,788)
                                            -----------         -----------     ---------       --------
                  Net Loss                  $      (289)        $   (27,357)    $     ---      $ (27,068)
                                            ===========         -----------     ---------       ---------

                                                                       Earnings Per Share
                           Basic             $0.01                                               $(0.68)
                                              ====                                                ======
                           Diluted           $0.01                                               $(0.63)
                                              ====                                                ======

                                                      For the year ended August 31, 2000
                                                          Income Statement Pro Forma
                                                                 (IN THOUSANDS)

                                           Eagle Wireless                       Pro forma(1)    Combined
                                            International      Clearworks.net        Adj.        Totals
                                            -----------        --------------   ---------       --------
         Total Revenues                     $     3,917         $    21,711     $     ---      $  25,628
                  Operating Expenses              5,375              45,724        15,324         35,775
                                            -----------         -----------     ---------       --------
                  Net Loss                  $    (1,458)        $   (24,013)    $  15,324      $ (10,147)
                                            -----------         -----------     ---------       --------

                                                                       Earnings Per Share
                           Basic             $0.02                                               $(0.17)
                                              ====                                                ======
                           Diluted           $0.02                                               $(0.17)
                                              ====                                                ======

         (1) Interest expense, incentive compensation and other services paid to settle contracts and debts which items are not reoccurring in future operations.


B)       Significant Acquisitions

         As stated in the aforementioned, the Company consummated three acquisitions and entered into one merger agreement during the Fiscal 2000. None of the three acquisitions meets the significance test individually or cumulative when compared to the Company for the months ended February 28, 2001. The merger with ClearWorks is considered to represent a significant acquisition when compared to the Company for the months ended February 28, 2001 and has accordingly been included in the above pro forma information for a six month period ended December 31, 2000.

NOTE 5 - NOTES PAYABLE:

         The following table lists the Company's note obligations as of February 28, 2001 and 2000, in thousands:

                                                      Annual
                                                     Interest                               Amount
                                                       Rate          Due Date           2001          2000
                                                 --------------- ----------------     --------     ---------
                 Vehicles                             Various        Various          $    106     $     ---
                 6% Convertible Debenture (Note8)     6.0%           Demand              2,000           ---
                 Hou-Tex                              10.0%          Demand                500           ---
                 Other                                Various        Various               193           198
                                                                                      --------     ---------

                 Total notes payable                                                  $  2,799     $     198
                 Less current portion                                                   (2,720)         (184)
                                                                                      --------     ---------

                 Total long-term debt                                                 $     79     $      14
                                                                                      ========     =========


NOTE 6 - CAPITAL LEASE OBLIGATIONS:

         The Company leases equipment from various companies under capital leases with varying expiration dates. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the estimated useful life with the value and depreciation being included as a component of Property and Equipment under operating equipment.

         Minimum future lease payment under capital lease as of February 28, 2001 for each of the next five years and in the aggregate are, in thousands:


                 Period Ended                                             Amount
                                                                       ------------
                     2002                                              $       70
                     2003                                                      34
                     2004                                                      13
                                                                       ------------



                 Total minimum lease payment                           $      117
                                                                       ------------
                 Less: Amount representing interest                            14
                                                                       ------------
                 Present value of net minimum lease
                 payments                                              $      103
                                                                       ============

NOTE 7 - LINE OF CREDIT:

         On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) signed a loan agreement with Southwest Bank of Texas (SWBT) whereby it will borrow $900,000. This 364-day note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. In addition to AtlanticPacific's accounts receivable being put forth as collateral, Eagle Wireless has signed the document as guarantor. These monies are to be used as working capital whereby it has been partially used to repay the outstanding line of credits to both Wells Fargo and Compass Banks.

         The Company, through its subsidiary United Computing Group (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At February 28, 2001, a balance of $661,433 existed. Payments are due every ten (10) days. Subsequent to February 28, 2001, the credit line has been increased to $6,000,000. As part of the agreement, UCG must maintain annual revenues of greater than zero and equal to or less than 40.0 : 1.0; a ratio of net profit after tax to revenues equal to or greater than 1.25 percent; and a ratio of total liabilities to tangible net worth greater than zero and equal to or less than 10.0 : 1.0. Additionally, UCG must maintain a standard all-risk insurance policy in the amount of at least $300,000 with IBM being named lender loss payee.

NOTE 8 - CONVERTIBLE DEBENTURES:

         On December 13, 1999, ClearWorks.Net, Inc. (ClearWorks), closed a private placement transaction with Candlelight Investors, LLC, and ("Candlelight") a Delaware limited liability company. In the private placement, ClearWorks received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures due December 13, 2001, together with warrants to purchase up to 210,000 shares of common stock. ClearWorks determined the warrants to have a total value of $215,000 on the date of issuance and recorded this amount as a discount against the convertible debentures.

         The warrants are exercisable at $3.16 per share. The debentures are convertible at the lower of $3.30 per share or ninety-two percent (92%) of the average of the three lowest closing bid prices for ClearWorks' common stock during the 30 days immediately preceding conversion. However, if the average lowest closing price is less than $1.50 per share, then the conversion price of the debentures shall be equal to the average lowest closing price without modification. Because the conversion price of these debentures was less than the fair value of ClearWorks' common stock on the date of issuance, ClearWorks has recorded as interest expense the intrinsic value of the beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $650,000.

         In connection with the private placement, ClearWorks agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million,
         (2) in connection with an acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.

         On April 19, 2000, ClearWorks issued an additional $2,000,000 of 6% convertible debentures to Candlelight with conversion features similar to those noted above. Because the conversion price of these debentures was less than the fair value of ClearWorks' common stock on the date of issuance, ClearWorks has recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature exceeded the carrying value of the debentures (net of discount allocable to detachable warrants discussed below), therefore, the charge to interest expense was limited to $1,716,000.

         The 6% convertible debentures issued on April 19, 2000 were also issued with detachable warrants, exercisable at $3.16 per share. The warrants can be converted into 140,000 shares of common stock. ClearWorks determined the warrants have a total value of $284,000 on the date of issuance and recorded this amount as a discount against the convertible debentures. This discount will be amortized to interest expense over the term on the convertible debenture.

         This debenture contained a stipulation that required ClearWorks to register all underlying shares of common stock by May

         19, 2000. This registration did not occur resulting in a situation of default. As a result of said default. On December 13, 2000, Candlelight served notice that the principal and accrued interest of the 6% convertible debenture dated April 19, 2000 to be repaid in accordance with the terms of the debenture. As a result of this call and the subsequent lawsuit served by Candlelight against ClearWorks, all deferred costs and penalties associated with this debenture have been expensed.

NOTE 9 - MARKETABLE SECURITIES:

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At February 28, 2001 all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year. For the months ended February 29, 2000, no marketable securities were held.

         At February 28, 2001, the securities had an original basis of $1,703,000; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the February 28, 2001 balance sheet date, the fair market value of these securities was $2,885,000; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included below current earnings in "Other Comprehensive Income

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                                 August 31,
                                                                                 ----------
                                                                                2000     1999
                                                                                ----     ----
                                                                                 %        %
                  U.S. Federal Statutory Tax Rate                                34       34
                  U.S. Valuation Difference                                      (1)       1
                                                                                ---      ---
                  Effective U.S. Tax Rate                                        33       35
                  Foreign Tax Valuation                                           0        0
                                                                                  -        -
                  Effective Tax Rate                                             33       35
                                                                                 ==       ==

         Items giving rise to deferred tax assets / liabilities are as follows:

                                                                              August 31,
                                                                         2000            1999
                                                                      -----------------------
                  Deferred Tax Assets:

                       Tax Loss Carry-forward                         $     0         $     0
                                                                      -------         -------

                  Deferred Tax Liability:

                       Depreciation                                    47,480          13,852
                                                                      -------         -------

                  Valuation Allowance                                       0               0
                                                                            -               -

                       Net Deferred Tax Asset / Liability             $47,480         $13,852
                                                                      =======         =======

NOTE 11 - ISSUANCE OF COMMON STOCK:

         During the three months ended February 28, 2001, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.


                  Shares Outstanding November 30, 2000                                 26,317
                                                                              ----------------

                  Shares issued for Employee Stock Option Plan                             96
                  Shares issued for Acquisition                                        35,287
                  Shares retired from Employee Stock Option Plan                         (347)
                                                                              ----------------
                  Shares Outstanding February 28, 2001                                 61,353

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of February 28, 2001, 410,474 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

         The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at February 28, 2001:

                  59,998 stock purchase warrants will be issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on November 30, 2001 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of February 28, 2001, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2001, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

                  20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. As February 28, 2001, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of February 28, 2001, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of February 28, 2001, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As February 28, 2001, none of these warrants have been exercised.

                  40,000 stock purchase warrants will be issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  160,000 stock purchase warrants will be issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  232,000 stock purchase warrants will be issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  176,000 stock purchase warrants will be issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  328,000 stock purchase warrants will be issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of February 28, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of February 28, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As February 28, 2001, none of these warrants have been exercised.

                  192,000 stock purchase warrants will be issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  240,000 stock purchase warrants will be issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  168,000 stock purchase warrants will be issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  40,000 stock purchase warrants will be issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  160,000 stock purchase warrants will be issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been registered, issued or exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As February 28, 2001, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of February 28, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of February 28, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2001, none of these warrants have been exercised.

                  150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of February 28, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                   Warrants Issued              Warrants Exercisable              Warrants                 Warrants Expired
Class of             February 28,                    February 28,            Non-          Non-              February 28,
Warrants         2001           2000           2001             2000      Exercisable   Registered      2001            2000
--------       ----------------------        -------------------------    -------------------------    -----------------------
  1.50         600,000             0                0                0       350,000      250,000           0               0
  1.54         100,000             0                0                0             0            0           0               0
  1.55          50,000             0           25,000                0             0            0           0               0
  1.75          43,641             0                0                0             0            0           0               0
  1.75          20,000             0           13,766                0             0            0           0               0
  1.92         100,000             0                0                0             0            0           0               0
  2.00          25,000             0           25,000                0             0            0           0               0
  3.00          50,000             0           50,000                0             0            0           0               0
  4.50          50,000             0                0                0             0            0           0               0
  7.00         100,000             0                0                0             0      100,000           0               0
  7.49         250,000             0                0                0             0      250,000           0               0
  7.50          25,000             0           25,000                0             0            0           0               0
  9.68          50,000             0           50,000                0             0            0           0               0
 10.00          25,000             0           25,000                0             0            0           0               0
 10.00          50,000             0                0                0             0      250,000           0               0
 12.00          50,000             0          250,000                0             0            0           0               0
 14.00          50,000             0                0                0             0      350,000           0               0
 18.00          50,000             0          250,000                0             0            0           0               0
 25.00          50,000             0          250,000                0             0      150,000           0               0

  2.00         Expired             0 *              0                0             0            0      50,000               0
 ESOP          281,474 *           0 *        127,525                0       153,949            0           0               0
 ESOP          129,000       192,407           43,500           82,250        85,500            0      10,350          41,875
             -----------------------        --------------------------    ------------------------     -----------------------
             3,149,115       192,407        1,134,791           82,250       589,449    1,350,000      60,350          41,875
             =======================        ==========================    ========================     =======================

AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED FEBRUARY 28, 2001 AND 2000, RESPECTIVELY.

NOTE 13 - CAPITALIZATION ACTIVITIES:

         On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of February 28, 2001, 1325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - RISK FACTORS:

         For the months ended February 28, 2001 and 2000, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling and broadband industry. Approximately, eighty-four percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate fourteen percent remainder have been created relatively evenly over the rest of the nation during the year ended February 28, 2001. Whereas approximately ninety-one percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate seven percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2000.

         Through the normal course of business, the Company generally does not require its customers to post any collateral.

         Although the Company concentrated its efforts in the wireless infrastructure industry for the year ended August 31, 2000 and has since expanded into the fiber, cable and broadband markets for the six months ended February 28, 2001, it is management's belief that the Company faces little credit or economic risk due to the continuous growth the market is experiencing.

NOTE 15 - FOREIGN OPERATIONS:

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 2% at February 28, 2001 and 2000, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

                  $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

         For the periods ending February 28, 2001 and 2000, rental expenses of approximately $64,550 and $64,550, respectively, were incurred.

         The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended February 28, 2001 and 2000, rental expense of $6,390 and $0, respectively were incurred.

         The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly CAM fees of approximately $450. For the periods ended February 28, 2001 and 2000, rental expense of $4,494 and $0, respectively were incurred.

         AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended February 28, 2001 and 2000, rental expense of $6,660 and $0, respectively were incurred.

         AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended February 28, 2001 and 2000 of $13,500 and $0 were incurred.

         The Company's subsidiary, ClearWorks.Net, Inc., leases office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $3,659 to $3,785 on May 30, 2000 and again on May 1, 2002 to $3,911 for the remaining twelve months. For the period ended February 28, 2001, rental expense of $3,785 was incurred.

         Also, ClearWorks.Net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended February 28, 2001, rental expense of $4,706 was incurred.

         Also, ClearWorks.Net, Inc., leases office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments are $2,000. For the period ended February 28, 2001, rental expense of $2,000 was incurred.

         The Company's subsidiary, United Computing Group, leases office space in Houston, Texas with Techdyne, Inc. This non-cancelable lease expires on August 31, 2002. The monthly payments will increase from $6,000 to $6,100 on September 1, 2000 and again on September 1, 2001 to $6,300 for the remaining twelve months. For the period ended February 28, 2001, rental expense of $6,100 was incurred.

         Also, United Computing Group, leases office space in Dallas, Texas with Trammell Crow. This non-cancelable lease expires on June 30, 2002. The monthly payments are $2,179 for the life of the contract. For the period ended February 28, 2001, rental expense of $2,179 was incurred.

                  Future obligations under the non-cancelable lease terms are:

                                   Period Ending
                                   February 28,           Amount
                                   -------------         --------
                                     2001                $254,125
                                     2002                 274,565
                                     2003                  76,274
                                    Total                $604,964
                                                         =========

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. All legal proceedings are incorporated herein by reference from Company's Form 8K, which was previously filed on April 16, 2001.

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

NOTE 17 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except per-share amount:

                                                      For the Six Months Ended February 28, 2001
                                                    ----------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)        Amount
                                                    -----------       -------------      ---------
         Net Income                                  $ (1,217)

         Basic EPS:
          Income available to common stockholders      (1,217)           32,156             $ 0.04
                                                                                            ======

         Effect of Dilutive Securities
           Warrants                                       ---               154
                                                     --------          --------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                $ (1,217)           32,299             $ 0.04
                                                     ========          ========             ======


                                                           For the Months Ended August 2001
                                                    ----------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)       (Denominator)        Amount
                                                    -----------       -------------      ---------
         Net Income                                    $  193

         Basic EPS:
          Income available to common stockholders         193            19,073             $ 0.01
                                                                                            ======

         Effect of Dilutive Securities
           Warrants                                         0             3,306
                                                     --------          --------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                 $  193             22,379             $ 0.01
                                                     ========          ========             ======


         For the Months ended November 30, 2000 and August 31, 1999, anti-dilutive securities existed. (see Note 12)

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of February 28, 2001 and 2000, 410,474 and 192,407 warrants have been issued to various employees. Of these outstanding warrants, - 0 - and 32,875 were exercised for the three months ended February 28, 2001 and 2000, respectively. Additionally, 10,350 warrants have expired as of February 28, 2001.

         On September 22, 2000, the Company's board of directors authorized a stock repurchase program whereby the Company may repurchase up to 1,000,000 shares of its outstanding common stock. These shares will be repurchased periodically in the open market or in negotiated transactions and be held for issuance in connection with the Company's ESOP and other employee plans. As of February 28, 2001, 438,800 shares of the Company's common stock have been repurchased for a total price of $1,165,357.

NOTE 19 - RETIREMENT PLANS:

         During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended February 28, 2001 and 2000, employee contributions were approximately $42,920 and $44,802, respectively. The Company matched approximately $14,277 and $28,634, respectively for those same periods.

NOTE 20 - MAJOR CUSTOMER:

         The Company had gross revenues of $4,797,000 and $1,247,000 for the three months ended February 28, 2001 and 2000, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                           February 28, 2001          February 29, 2000
              Customer                   Amount     Percentage       Amount    Percentage
              --------                 ---------    ----------       ------    ----------
              Enron                    $ 866,000      18.1%          $  -0-       0.0%

              Sprint PC                $ 638,000      13.3%          $  -0-       0.0%
                                       =========      ====           ======      ====

NOTE 21 - INDUSTRY SEGMENTS:

         The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At February 28, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         Eagle Wireless International, Inc. (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless, BroadbandMagic & etools for this summary)

         AtlanticPacific Communications, Inc. (APC / SW) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

         ClearWorks Communications, Inc. (COMM) provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers.

         ClearWorks Home Systems, Inc. (HSI) specializes in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single family and multi-family dwelling units.

         United Computing Group, Inc. (UCG/INT) is an accelerator company and computer hardware and software reseller. UCG/INT maintains a national market presence.

         Link Two Communications, Inc. (Link II) is in the development and delivery of one and two way messaging systems over a national high-speed wireless broadband network. Link II continues to add to the paging customer base.

(in thousands)             Eagle/Elim.    APC/SW    COMM      HSI     UCG/INT    Link II    .Net    Consolidated
                           -----------    ------   ------    -----    -------    -------    ----    ------------
Revenue                          485       1,565       71*     246*    2,426*         4*     ---        4,797
Segment Profit / (Loss)         (667)        221     (133)    (134)      (29)      (180)    (358)      (1,280)
Total Assets                 164,093       2,788    4,923      981     5,541      5,312      888      184,526
Capital Expenditures              26          10      229      ---        10          2      ---          277
Dep. And Amort.                  658          17       20        2         8         20       15          740


         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items. *Note that these revenues were only reported for a period of 28 days for the purpose of this consolidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with Eagle's financial statements and accompanying notes to the financial statements.

         OVERVIEW

         During the three months ended February 28, 2001, the Company's primary operations were concentrated in the completion of the merger with ClearWorks.Net, Inc., finalization of long-term set-top box sales agreements, marketing of wireless infrastructure, cabling, multi-media devices, high definition television products and sale of bundle digital services (BDS). The new combined company commenced a marketing program to significantly sales of commercial and residential bundled digital services, cabling to various educational institutions, financing of the expansion of Clearworks.Net broadband infrastructure in Texas and Arizona.

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

         RECEIVABLES

         For the six months ended February 28, 2001, Eagle accounts receivables increased to $10,473,000 from $9,902,000 at August 31, 2000. The majority of this increase is due to additional revenues and related receivables from the merged .Net companies.

         RECENT ACQUISITIONS; GOODWILL

         In September 2000, Eagle entered into a merger agreement with ClearWorks.net, whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks.net in exchange for 0.8 shares of Eagle common stock for each share of ClearWorks.net common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks.net stock options and warrants based upon the same 0.8 exchange ratio. On January 31, 2001, Eagle and Celarworks.Net voted unanimously to conduct the merger of the two companies.

         MARKETABLE SECURITIES

         Eagle has adopted the provisions of SFA No. 115, as amended by SFAS No. 130, which provides that all marketable equity securities be classified as available-for-sale or trading securities, and be carried on the balance sheet at fair market value. Any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income," net of tax.

         During the three months ended February 28, 2001, the Company acquired 1,500,000 common stock shares of Burst.com and 750,000 common stock shares of Urbana, Inc. with a cost of $500,000 and $100,000, respectively.

         INVENTORY

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2001, Eagle's inventory total of $7,913,000 as compared to $3,537,000 at February 29, 2000. The additional inventory is primarily attributable to the set-top boxes and cabling.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

         NET SALES. For the three months ended February 28, 2001, net sales increased to $4,797,000 from $1,247,000 during the three months ended February 29, 2000. The increase was primarily attributable to added sales from Atlanticpacific, Comtel and ClearWorks.Net companies. Only 28 days of sales from Clearworks, UCG, and Link Two were reported due to timing considerations.

         COST OF GOODS SOLD. For the three months ended February 28, 2001, cost of goods sold increased to $3,652,000 from $519,000 during the three months ended February 29, 2000. This is primarily associated with the cable and fiber products. Although the cost of sales increased, the Company's gross profit percentage for products sold decreased to 24% from 58% during the three months ended February 29, 2000.

         OPERATING EXPENSES. For the three months ended February 28, 2001, operating expenses increased to $2,807,000 from $682,000 during the three months ended February 29, 2000. The primary portions of the increase are discussed below:

         A $1,226,000 increase in salaries, as a result of its acquisitions and expanded business.

         A $107,000 increase in advertising and promotion, due primarily to increased attendance at conventions and trade shows on a worldwide basis.

         A $290,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets.

         A $438,000 increase in other support costs, due to an increase in rents, travel, utilities and communication costs.

         NET EARNINGS. For the three months ended February 28, 2001, Eagle's net loss was $1,280,000, compared to net earnings of $155,000 during the three months ended February 29,2000.

         CHANGES IN CASH FLOW. Eagle's operating activities provided net cash of $1,110,000 in the three months ended February 28, 2001, compared to $(959,000) in the three months ended February 29, 2000. The increase in net cash provided by operating activities was primarily attributable to decrease in receivables. Eagle's investing activities used net cash of $7,615,000 in the three months ended February 28, 2001, compared to $896,000 in the three months ended February 29, 2000. The increase was due primarily to investment activities and purchase of equipment. Eagle's financing activities provided cash of $1,470,000, in the three months ended February 28, 2001, compared to $9,352,000 in the three months ended February 29, 2000. The decrease was primarily the result of no sale of common stock or exercise of warrants.

         LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the three months ended February 28, 2001 totaled $56,694,000 as compared to $13,430,000 reported for the three months ended February 29, 2000. Of this amount, $27,311,000 consisted of cash. Eagle believes that its working capital of $38,091,020 as of February 28, 2001 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. As of February 28, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. All legal proceedings are incorporated herein by reference from Company's Form 8K, which was previously filed on April 16, 2001.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES OR CHANGES IN SECURITIES AND USE OF PROCEEDS


         In January 2001, Eagle issued 35,287,000 common shares, which were registered in an S-4 filing with Securities and Exchange Commission. This issuance was in conjunction with the merger.

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

         Approval of the issuance of Clearworks shares.

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit
                    None
                (b) Reports on Form 8-K
                    Form 8-K filed on April 16, 2001 in conjunction with the merger of ClearWorks.Net, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    EAGLE WIRELESS INTERNATIONAL, INC.


         Date: April 20, 2001                     By:    /s/ H. Dean Cubley
                                                         Dr. H. Dean Cubley
                                                         President

                                                         /s/ Richard R. Royall
                                                         Richard R. Royall
                                                         Chief Financial Officer