Form 10QSB
period 2001-05-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-07-16
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

As of July 13, 2001, there were 62,208,194 shares of common stock outstanding

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX


PART 1 - FINANCIAL INFORMATION

                                                                            PAGE

    Item 1. Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets at May 31, 2001 and August 31, 2000   3

            Consolidated Statements of Earnings for the Nine
            Months Ended May 31, 2001 and 2000                                4

            Consolidated Statements of Changes In Shareholders' Equity
            for the Nine Months Ended May 31, 2001 and 2000                   5

            Consolidated Statements of Cash Flows for the Nine Months
            Ended May 31, 2001 and 2000                                       6

            Notes to the Consolidated Financial Statements                 7-24

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           25-26

PART 2 - OTHER INFORMATION

    Item 1. Legal Proceedings                                                26

    Item 2. Recent Sales of Unregistered Securities or Changes
            in Securities and Use of Proceeds.                               26

    Item 3. Defaults Upon Senior Securities                                  27

    Item 4. Submission of Matters to a Vote of Security Holders              27

    Item 5. Other Information                                                27

    Item 6. Exhibits and Reports on Form 8-K                                 27

SIGNATURES                                                                   27

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                 ASSETS
                                                          MAY 31,    AUGUST 31,
                                                           2001         2000
                                                        (UNAUDITED)   (AUDITED)
                                                         ---------    ---------
CURRENT ASSETS
   Cash and Cash Equivalents (Notes 1 & 9)               $  27,747    $  32,346
   Accounts Receivable (Note 2)                             10,665        9,902
   Inventories (Note 1)                                     10,010        5,756
   Notes Receivable                                           --            971
   Prepaid Expenses                                          1,554          716
                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                  49,976       49,691

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
   Operating Equipment                                      18,353        2,703
   Less:  Accumulated Depreciation                          (1,651)      (1,023)
                                                         ---------    ---------
      TOTAL PROPERTY AND EQUIPMENT                          16,702        1,680

OTHER ASSETS:
   Deferred Syndication (Note 1)                              --            270
   Goodwill (Notes 1 & 4)                                   76,754        5,966
   Other Intangible Assets (Note 1)                         43,381          171
   Less:  Accumulated Amortization                          (1,653)        (194)
   Other Assets, principally security deposits                 124           57
                                                         ---------    ---------
      TOTAL OTHER ASSETS                                   118,606        6,270
                                                         ---------    ---------

TOTAL ASSETS                                             $ 185,284    $  57,641
                                                         =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                      $   3,988    $   2,007
   Accrued Expenses                                          4,115          308
   Notes Payable (Notes 5 & 8)                               3,214           42
   Line of Credit (Note 7)                                   1,813          266
   Capital Lease Obligations (Note 6)                           70           59
   Federal Income Taxes Payable (Notes 1 & 10)                 734          736
   Other Payables                                            3,150           57
   Sales Taxes Payable                                         462           17
   Deferred Taxes (Note 10)                                   --             15
                                                         ---------    ---------
      TOTAL CURRENT LIABILITIES                             17,546        3,507

LONG-TERM LIABILITIES:
   Capital Lease Obligations
     (net of current maturities) (Note 6)                       46           41
   Deferred Taxes (Note 10)                                   --             32
   Long-Term Debt                                            4,038         --
                                                         ---------    ---------
      TOTAL LONG-TERM LIABILITIES                            4,084           73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
   Preferred Stock - $.001 par value
      Authorized 5,000,000 shares
      Issued -0- shares                                       --           --
   Common Stock - $.001 par value
      Authorized 100,000,000 shares
      Issued and Outstanding at May 31, 2001,
      and August 31, 2000
      61,865,000 and 25,609,263, respectively                   62           26
   Paid in Capital                                         164,644       52,160
   Unrealized Gain on marketable securities                      7         --
   Retained Earnings                                        (1,059)       1,875
                                                         ---------    ---------
      TOTAL SHAREHOLDERS' EQUITY                           163,654       54,061
                                                         ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 185,284    $  57,641
                                                         =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)


                                                          Three months    Three months     Nine months      Nine months
                                                             ended           ended            ended            ended
                                                          May 31, 2001    May 31, 2000     May 31, 2001     May 31, 2000
Net sales:
    Structured wiring                                      $  3,772         $   --           $  5,366         $   --
    Broadband services                                          220             --                293             --
    Products                                                  6,901            1,270           11,769            3,173
    Other                                                       465             --                592             --
                                                           -----------------------------------------------------------
Total sales                                                  11,358            1,270           18,020            3,173
                                                           -----------------------------------------------------------
Costs of goods sold:
    Materials other than cable and wire                         368              207              903              539
    Direct labor and related costs                              597              107            1,369              460
    Products and integration services                         7,377             --              9,633             --
    Structured wiring labor and materials                       393             --              1,150             --
    Broadband costs                                             107             --                157             --
    Depreciation and amortization                               185               18              437               53
    Other manufacturing costs                                    22               14              135               63
                                                           -----------------------------------------------------------
Total costs of goods sold                                     9,050              346           13,785            1,115
                                                           -----------------------------------------------------------

Gross profit                                                  2,308              925            4,235            2,058
                                                           -----------------------------------------------------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs                            1,322              432            3,288              774
        Advertising and promotion                                96               83              359              115
        Depreciation and amortization                         1,163               36            1,651               91
        Other support costs                                   1,845              343            2,729              875
        Research and development                                 42              157              729              412
                                                           -----------------------------------------------------------
Total operating expenses                                      4,468            1,051            8,756            2,267
                                                           -----------------------------------------------------------

Loss from operations                                         (2,160)            (126)          (4,521)            (209)

Other income, principally interest income                       445              460            1,587              903
                                                           -----------------------------------------------------------

Earnings (loss) Before Income Taxes and Loss
From Minority Interest in Affiliate                          (1,715)             334           (2,934)             695
                                                           -----------------------------------------------------------

Gain/(Loss) From Minority Interest in Affiliate                --               --               --                (37)

Income (loss) before income taxes                            (1,715)             334           (2,934)             658

Provisions for income taxes                                    --                114             --                214
                                                           -----------------------------------------------------------
Net earnings (loss)                                          (1,715)             220           (2,934)             444
Other comprehensive income, net of tax
Unrealized holding gain / (loss)                             (1,182)                                7
                                                           -----------------------------------------------------------
Other comprehensive income / (loss)                        $ (2,897)        $    220         $ (2,927)        $    444
                                                           ===========================================================
Net earnings (loss) per common share:

Basic                                                      $  (0.03)        $   0.01         $  (0.07)        $   0.02
Diluted                                                    $  (0.03)        $   0.01         $  (0.04)        $   0.02
Comprehensive income - (loss)                              $  (0.04)        $   0.01         $  (0.04)        $   0.02


              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGAES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                       ADDITIONAL                   TOTAL
      AUGUST 31, 2000                            COMMON STOCK             PREFERRED      PAID IN      RETAINED   SHAREHOLDER'S
      TO MAY 31, 2001                            SHARES       VALUE        STOCK         CAPITAL      EARNINGS      EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 1999                         13,480     $      13     $    --       $   7,181    $   1,700    $   8,894

Net Earnings 2000                                                                                          193          193

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Acquisitions                              869             1                       3,661                     3,662
      For Services and Compensation                 981             1                       1,642                     1,643
      For Warrant Conversion                      9,411             9                      38,559                    38,568
      For Debt Conversion                           828             1                       1,612                     1,613
      For Employee Stock Option Plan                 40             1                         158                       158

Syndication Costs                                                                            (653)                     (653)

Unrealized Holding Loss                                                                                    (18)         (18)
                                              ---------     ---------     ---------     ---------    ---------    ---------

Total Shareholders' Equity
   As of August 31, 2000                         25,609            26          --          52,160        1,875       54,060
                                              ---------     ---------     ---------     ---------    ---------    ---------

Net Earnings for Nine Months
    Ended May 31, 2001                                                                                  (2,934)      (2,934)
New Stock Issued to Shareholders
    For Services and Compensation                   575             1                       1,231                     1,232
    For Warrants Conversion                         645                                     3,576                     3,576
    For Employee Stock Option Plan                   96                                       192                       192
    For acquisition of ClearWorks, Inc.          35,287            35                     109,355                   109,390

Syndication Costs                                                                            (876)                     (876)

Retirement of ESOP shares                          (347)                                     (994)                     (994)

Unrealized Holding Gain                                                                                      7            7
                                              ---------     ---------     ---------     ---------    ---------    ---------
                                                                                                                      1,196

Total as of May 31, 2001                         61,865     $      62     $    --       $ 164,644    $ (1,052)    $ 163,653
                                              =========     =========     =========     =========    =========    =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED
                                                                                           MAY 31,
                                                                                   2001                2000
                                                                                (UNAUDITED)        (UNAUDITED)
                                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Earnings                                                               $ (2,934)           $    444

      Adjustments to Reconcile Net Earnings to Net Cash
       Used by Operating Activities:
        Stock for Services Rendered                                                 1,424               1,054
        Depreciation and Amortization                                               2,088                 377
        Unrealized Holding Gain on Marketable Securities                                7                --
        (Increase) / Decrease in Accounts Receivable                                5,974              (1,656)
        (Increase) / Decrease in Inventories                                       (1,296)             (3,453)
        (Increase) / Decrease in Prepaid Expenses                                     126                  49
        Increase / (Decrease) in Accounts Payable and Accrued Expense              (8,409)              1,085
                                                                                 --------            --------

        Total Adjustments                                                             (86)             (2,544)
                                                                                 --------            --------

      Net Cash Used by Operating Activities                                        (3,020)             (2,100)

CASH FLOWS FROM INVESTING ACTIVITIES
        (Purchase) / Disposal of Property and Equipment                            (4,202)             (1,094)
        (Increase) / Decrease in Investments                                       (5,646)               --
         (Increase) / Decrease in Other Assets                                         47                 (96)
                                                                                 --------            --------

      Net Cash Used by Investing Activities                                        (9,801)             (1,190)

CASH FLOWS FROM FINANCING ACTIVITIES
        Increase / (Decrease) in Notes Payable, Net                                 4,962                 333
        Increase / (Decrease) in Capital Leases                                        16                  44
        Increase / (Decrease) in Line of Credit                                     1,547                --
        Increase / (Decrease) in Shareholders' Advances                              --                  (695)
        Proceeds from Sale of Common Stock, Net                                     1,697              30,078
                                                                                 --------            --------

      Net Cash Provided by Financing Activities                                     8,222              29,760

      Net Increase / (Decrease) in Cash                                            (4,599)             26,470

CASH AT BEGINNING OF THE PERIOD                                                    32,346                 188
                                                                                 --------            --------

CASH AT THE END OF THE PERIOD                                                    $ 27,747            $ 26,658
                                                                                 ========            ========

        Supplemental Disclosures of Cash Flow Information:
        Net cash paid during the year for:
             Interest                                                            $    143
             Income Taxes                                                        $   --


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

A)    Consolidation

      At May 31, 2001 the Company has four wholly owned subsidiaries:
      AtlanticPacific Communications, Inc., eToolz, Inc., BroadbandMagic.com, Inc., ClearWorks.Net, Inc. and its subsidiaries, (ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group and Link-Two Communications, Inc.). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $27,747,000 and $33,346,000, invested in interest bearing accounts and marketable securities (Note 9) at May 31, 2001 and August 31, 2000, respectively.

C)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:


                                                   YEARS
                                                 ---------
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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                  May 31
                                         2001               2000
                  -----------------------------------------------
                  Raw Materials       $  7,477            $ 5,302
                  Work in Process        2,177                508
                  Finished Goods           356                  0
                                      --------            -------
                                      $ 10,010            $ 5,810
                                      ========            =======

E)    Revenue Recognition

      The Company designs, manufactures, markets and services it products and services under the Eagle, Broadband Magic.com, Inc. and AtlanticPacific names. Eagle designs, manufactures and markets transmitters, receivers, controllers, software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenues from these products are recognized when the product is shipped. AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage completion of the project, most projects are completed in less than a month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned. EToolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties. Clearworks.net provides residential fiber and cabling to developers and builders, these services and products are recognized upon percentage completion of the installation, most installations are completed in less than three months. Additionally, Clearworks.net revenues for bundled digital services are billed monthly as services are provided to the end customer.

      The companies engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide Eagle with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from Eagle to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

F)    Research and Development Costs

      For the nine months ended May31, 2001 and 2000, the Company continued research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $729,000 and $412,000 were expensed for the nine months ended May 31, 2001 and 2000.

      Prior to Fiscal 2000, the Company's research and development costs included obligations to perform contractual services for outside parties. These costs were expensed as contract revenues were earned. Research and development costs of $145,501 were expensed for the nine months ended May 31, 2000. Contract revenues earned for the months ended May 31, 2001 and 2000 were $0. No research and development services were performed for outside parties for the nine months ended May 31, 2001.

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


                                                    MAY 31, 2001   MAY 31, 2000
                                                   -------------   ------------
           Weighted Average Number of Common
               Shares Outstanding Including:

           Primary Common Stock Equivalents            40,054         20,981
           Fully Dilutive Common Stock Equivalents     40,208         21,055

I)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

               1)    Quoted market prices in active markets.
               2)    Estimate based on prices of similar assets
               3)    Estimate based on valuation techniques

      As of May 31, 2001 and 2000, no impairment existed.

J)    Intangible Assets

      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over five years for Atlantic Pacific and Comtel and twenty (20) years for ClearWorks.Net.

      Other intangible assets consist of patents, licenses and the intrinsic value trade-show costs. Patents and trade show costs are being amortized using the straight-line method over ten (10) years, (25) years and eighteen (18) months, respectively.

K)    Advertising Costs

      Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the nine months ended May 31, 2001 and 2000, the Company has expensed $332,000 and $115,000, respectively. Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred.

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

O)    Other Comprehensive Income

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." Prior to August 31, 2000, the Company did not invest in marketable securities.

P)    Reclassification

      The Company has reclassified certain assets costs and expenses for the nine months ended May 31, 2001 to facilitate comparison to the nine months ended May 31, 2000 and August 31, 2000.

Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support cost for the nine ending May 31, 2001 and 2000 are as follows:

                                                   2001        2000
                                                 -------      ------
            Rent                                 $  423       $  220
            Travel                                  375          172
            Utilities                               186           91
            Professional                            319          167
            Office Supplies                         392           24
            Insurance                               112           69
            Conventions                             650           80
            Postage & Delivery                      142           31
            Taxes                                    28           20
            Other                                    10            1
                                                 ------       ------
            Total                                $2,729       $  875
                                                 ======       ======

NOTE 2 - ACCOUNTS RECEIVABLE:

            Accounts receivable consist of the following, in thousands:

                                                         May 31,      August 31,
                                                          2001          2000
                                                       -------------------------
            Accounts Receivable                        $ 11,195        $  9,991
            Allowance for Doubtful Account                  530              89
                                                       --------        --------
            Net Accounts Receivable                    $ 10,665        $  9,902
                                                       ========        ========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

      Components of property, plant & equipment are as follows, in thousands:

                                                         May 31,      August 31,
                                                          2001           2000
                                                       -------------------------
            Automobile                                 $    287        $     58
            Head In Facilities                            5,517            --
            Furniture & Fixtures                            464             140
            Leasehold Improvements                           72              24
            Office Equipment                                786             721
            Property, Manufacturing & Equipment          11,227           1,760
                                                       --------        --------

               Total Property, Plant & Equipment         18,353           2,703
                 Less:  Accumulated Depreciation         (1,651)         (1,023)
                                                       --------        --------
               Net Property, Plant & Equipment         $ 16,702        $  1,680
                                                       ========        ========

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

      The Company has entered into an employment agreement with the former principal of AtlanticPacific at the time of acquisition. Additionally, the principal of AtlanticPacific may earn up to 3,000,000 shares of the Company's common stock based on accumulated sales goals. Under the terms of the agreement, the Company will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period commencing January 1, 2000.

A)    Pro Forma Results

      The accompanying unaudited pro forma condensed combined financial statements reflect the results of its condensed consolidated balance sheet as of November 30, 2000 and condensed consolidated operations for the fiscal year ended August 31, 2000 and the three month period ended November 30, 2000. The fiscal year end audited results of Eagle Wireless and ClearWorks.Net are August 31, 2000 and December 31, 1999, respectively.

      Eagle Wireless will acquire all outstanding common shares of ClearWorks.Net in a transaction accounted for by the purchase method of accounting. Eagle Wireless International, Inc. is deemed to be the surviving corporation due to its financial control through loans, voting rights agreements with significant shareholders of ClearWorks.Net and limitation of ClearWorks.Net representation on the surviving entities board of directors.

      The pro forma adjustments do not reflect any operating efficiencies and cost savings which respect to the combined companies. The pro forma adjustments do not include any adjustments to historical sales for any future price changes nor any adjustments to selling and marketing expenses for any future operating changes.

      The unaudited pro forma below is for the nine months ended May 31, 2000 for Eagle and ClearWorks.Net, respectively.


                                           Eagle Wireless                           Pro Forma            Combined
                                           International     ClearWorks.Net            Adj.               Totals
                                          ----------------  ----------------     ---------------      --------------
Total Revenues                                 5,734              29,440                  -0-              35,174
Cost of Revenues/Expenses                      8,525              42,202                  -0-              50,727
                                    ----------------           ---------            ---------           ---------
Earnings                                      (2,791)            (12,761)                 -0-             (15,552)
                                    ================           =========            =========           =========

Earnings Per Share
Basic                               (43,281,000 SHS)                                                         (.36)
                                    ===============                                                      =========
Diluted                             (43,355,000 SHS)                                                         (.36)
                                    ===============                                                      =========

     The unaudited pro forma below is for nine months ended May 31, 2001 for Eagle and ClearWorks.Net, respectively.



                                             Eagle Wireless                         Pro Forma          Combined
                                             International     ClearWorks.Net          Adj.             Totals
                                            ----------------  -----------------   --------------    --------------

Total Revenues                                   5,734             29,440                -0-             35,174
Cost of Revenues/Expenses                        8,525             42,202                -0-             50,727
                                       ---------------           --------            -------           --------
Earnings                                         2,791            (12,761)               -0-            (15,552)
                                       ===============           ========            =======           ========
Earnings Per Share
Basic                                  (40,054,000 SHS)                                                    (.39)
                                       ===============                                                 ========
Diluted                                (40,054,000 SHS)                                                    (.39)
                                       ===============                                                 ========

      This pro forma includes the acquisition of ClearWorks.Net of Link Two Communications, Inc. and LD Connect, Inc. The results operations for these companies are included in the balances of ClearWorks.Net, Inc. The elimination entries reflect the adjustments of intangible assets arising from the acquisition of ClearWorks.Net, Inc. by the Company and to eliminate the Company's investment in ClearWorks.Net, Inc. All items of amortization arising from this acquisition are included in the pro forma results above.

NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of May 31, 2001 and 2000, in thousands:

                                                 Annual
                                                Interest                                        Amount
                                                  Rate              Due Date           2001             2000
                                              -----------------------------------------------------------------
        Vehicles                                 Various             Various        $      142        $     ---
        6% Convertible Debenture (Note8)         6.0%                Demand              2,000              ---
        Tailwind Convertible Debenture           2.0%                May 2003            5,000
        Other                                    Various             Various               110              350
                                                                                    ----------        ---------

        Total notes payable                                                         $    7,252        $     350
        Less current portion                                                            (3,214)            (350)
                                                                                    ----------        ---------

        Total long-term debt                                                        $    4,038        $     ---
                                                                                    ==========        =========


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

      Minimum future lease payment under capital lease as of May 31, 2001 for each of the next five years and in the aggregate are, in thousands:

            Period Ended                          Amount
                                                ---------
               2002                             $     83
               2003                                   34
               2004                                   12
                                                ---------

            Total minimum lease payment         $    129
                                                ---------
            Less: Amount representing
            interest                                  13
                                                ---------
            Present value of net
            minimum lease payments              $    116
                                                =========


NOTE 7 - LINE OF CREDIT:

      On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas (SWBT). This note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. AtlanticPacific's accounts receivable are pledged as collateral with Eagle Wireless the guarantor.

      The Company, through its subsidiary United Computing Group (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At May 31, 2001, a balance of $1,262,777 existed. Payments are due every ten (10) days. Prior to May 31, 2001, the credit line was increased to $5,000,000, concurrently, the Company is negotiating an additional amount of $1,000,000 to a total line of credit of $6,000,000. As part of the agreement, UCG must maintain annual revenues of greater than zero and equal to or less than 40.0 : 1.0; a ratio of net profit after tax to revenues equal to or greater than 1.25 percent; and a ratio of total liabilities to tangible net worth greater than zero and equal to or less than 10.0 : 1.0. Additionally, UCG must maintain a standard all-risk insurance policy in the amount of at least $300,000 with IBM being named lender loss payee.

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

      During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc. is a subsidiary of ClearWorks, and as a result of the merger, is now a secondary subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). Link Two may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, (b) Eagle has more than $10,000,000 in cash less payments for capital leases that will become due within the next two years, (c) the registration statement, of which this prospectus is a part, is effective,
      (d) Eagle does reflect a net loss of more than $4,000,000 during any quarter, and (e) no material adverse event has occurred. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the conditions set forth in (b) through (e) of the preceding sentence are satisfied. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

      The notes discussed above are the obligation of Link Two. As a result of the merger, and Eagle becoming the parent of Link Two, we have agreed to guarantee the Link Two notes issued to Tail Wind, and we have entered into an agreement with Tail Wind that allows them to convert the above notes into our common stock at the rate of $1.79 per share. The agreement also permits Tail Wind to convert the Link Two warrant into shares of our common stock such that upon conversion, Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and September 2006. If Link Two requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.79 per share.

      Commencing upon the effectiveness of the registration statement, discussed below the Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time.

      As part of the above agreements, the Company entered into a registration rights agreement with Tail Wind, and the Company filed a registration statement, in order to permit Tail Wind to resell to the public the shares of common stock that it may acquire upon any conversion of the First Note and exercise of the warrant associated with the First Note. The Company have registered for resale 5,000,000 shares of common stock, which represents 122% of the shares to be issued upon conversion of the First Note at $1.79 per share and 100% of the exercise of the warrant associated with the First Note at $1.83 per share. The additional shares registered is to account for the shares that may be issued for pre-payment as described in the above paragraph, or upon the exercise of the anti-dilution rights provided for in the following paragraph. If Link Two chooses to require Tail Wind to purchase the Second and Third Notes, we will file another registration statement covering the resale of the shares that may be issued on conversion of the Second and Third Notes and upon the exercise of the warrants associated with the Second and Third Notes.

      In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sell common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two has paid Ladenburg Thalman & Co. a fee of 5% of the purchase price of the notes. Additionally the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure.

NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in

      Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At May31, 2001 all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year. For the months ended May 31, 2000, no marketable securities were held.

      At May 31, 2001 the securities had an original basis of $1,033,545; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the May 31, 2001 balance sheet date, the fair market value of these securities was $1,033,842; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included below current earnings in "Other Comprehensive Income

       Security Name        Shares      Cost Basis    Current FMV
      Bank of America       50,000    $    49,687    $     49,500
      Bear Stearns          55,000         54,948          53,556
      Citicorp             110,000        109,500         106,212
      CMC Security          17,000         16,660          16,872
      Countrywide           18,000         16,562          16,539
      Credit
      Suisse                50,000         49,925          50,375
      CWMBS                 46,000         41,497          42,217
      FHLMC                422,000        169,574         174,658
      FNMA                 840,000        187,398         188,956
      GE Capital            32,000         31,141          31,232
      GNMA                 294,610        256,015         252,179
      Norwest               13,000         12,716          12,825
      Prudential            15,000         13,595          13,902
      Res.
      Accredit              25,102          5,648           5,639
      Westam                20,000         18,674          19,175
                                      -----------     -----------
      Totals                          $ 1,033,544     $ 1,033,842
                                      ===========     ===========

      Other marketable securities, Urbana and Burst.com, with a cost basis of $600,000 and fair market value of $607,000 are included in non-current investment category and are not currently held for resale.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                       AUGUST 31,
                                                      2000    1999
                                                      ----    ----
                                                       %         %
            U.S. Federal Statutory Tax Rate            34       34
            U.S. Valuation Difference                  (1)       1
                                                      ----    ----
            Effective U.S. Tax Rate                    33       35
            Foreign Tax Valuation                       0        0
                                                      ----    ----
            Effective Tax Rate                         33       35
                                                      ====    ====


      Items giving rise to deferred tax assets / liabilities are as follows:

                                                              August 31,
                                                          2000          1999
                                                        ---------------------
            Deferred Tax Assets:

                 Tax Loss Carry-forward                 $     0       $     0
                                                        -------       -------

            Deferred Tax Liability:

                 Depreciation                            47,480        13,852
                                                        -------       -------

            Valuation Allowance                               0             0
                                                        -------       -------

                 Net Deferred Tax Asset / Liability     $47,480       $13,852
                                                        =======       =======

NOTE 11 - ISSUANCE OF COMMON STOCK:

      During the three months ended May 31, 2001, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

            Shares Outstanding February 28, 2001                  61,353
                                                              ----------

            Shares issued for Services and Compensation              512

                                                              ----------
            Shares Outstanding May 31, 2001                       61,865
                                                              ==========


NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of May 31, 2001, 404,974 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

      The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at May 31, 2001:

            39,998 stock purchase warrants issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on November 30, 2001 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of May 31, 2001, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2001, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. May 31, 2001, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of May 31, 2001, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of May 31, 2001, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been exercised.

            40,000 stock purchase warrants will be issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants will be issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been registered, issued or exercised.

            232,000 stock purchase warrants will be issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been registered, issued or exercised.

            176,000 stock purchase warrants will be issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            328,000 stock purchase warrants will be issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been exercised.

            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of May 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of May 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been exercised.

            192,000 stock purchase warrants will be issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            240,000 stock purchase warrants will be issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been registered, issued or exercised.

            168,000 stock purchase warrants will be issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been registered, issued or exercised.

            40,000 stock purchase warrants will be issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants will be issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been registered, issued or exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As May 31, 2001, none of these warrants have been exercised.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of May 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2001, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of May 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of

            1933. As of May 31, 2001, none of these warrants have been exercised.

            150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of May 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).



                 Warrants Issued               Warrants Exercisable              Warrants                Warrants Expired
Class of            May 31,                           May 31,              Non-             Non-              May 31,
Warrants       2001           2000               2001          2000     Exercisable     Registered      2001          2000
--------     ------------------------        ------------------------   ---------------------------    ---------------------
0.31          39,998              -              39998            -             -               -            -            -
1.50         600,000              -                  -            -       350,000         250,000            -            -
1.55          50,000              -           25,000.0            -             -               -            -            -
1.75          20,000              -           13,766.0            -             -               -            -            -
2.00          25,000              -           25,000.0            -             -               -            -            -
2.00          41,667              -                  -            -             -               -            -            -
3.00          50,000              -           50,000.0            -             -               -            -            -
4.50          25,000              -                  -            -             -               -            -            -
7.00         100,000              -                  -            -             -         100,000            -            -
7.49         250,000              -                  -            -             -         250,000            -            -
7.50          25,000              -           25,000.0            -             -               -            -            -
9.68          50,000              -           50,000.0            -             -               -            -            -
10.00         25,000              -           25,000.0            -             -               -            -            -
10.00        250,000              -                  -            -             -         250,000            -            -
12.00        250,000              -          250,000.0            -             -               -            -            -
14.00        350,000              -                  -            -             -         350,000            -            -
18.00        250,000              -          250,000.0            -             -               -            -            -
25.00        150,000              -          250,000.0            -             -         150,000            -            -

2.00         Expired              -   *              -            -             -               -       50,000            -
ESOP         216,067  *      28,200   *         94,400            -       215,067               -            -            -
ESOP         188,907        194,907            186,157       74,250       107,058               -       10,350       10,250
           ------------------------        ------------------------   ---------------------------    ----------------------
           2,956,639        223,107          1,284,321       74,250       672,125       1,350,000       60,350       10,250
           ========================        ========================   ===========================    ======================


AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED MAY 31, 2001 AND 2000, RESPECTIVELY.


NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of May 31, 2001, 1325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - RISK FACTORS:

      For the three months ended May 31, 2001, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling and broadband industry. Approximately, eighty-six percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twelve percent remainder have been created relatively evenly over the rest of the nation during the year ended May 31, 2001. Whereas approximately ninety-one percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate seven percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2000.

      Through the normal course of business, the Company generally does not require its customers to post any collateral.

      Although the Company concentrated its efforts in the wireless infrastructure industry for the year ended August 31, 2000 and has since expanded into the fiber, cable and broadband markets for the nine months ended May 31, 2001, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 0.01% at May 31, 2001 and 2000, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

      LEASES

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

            $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

      For the periods ending May 31, 2001 and 2000, rental expenses of approximately $59,581 and $164,142, respectively, were incurred. The Company made payments in the amount of $21,517, $19,032 and $19,032 in the three months ending May 31, 2001. The two payments of $19,032 were agreed payments by both parties during the negotiation period of the new lease.

      A new three-year non-cancelable lease commenced June 1, 2001 and expires May 31, 2004. Under the terms of the lease, monthly payments will be $30,824 over the course of the lease. The monthly payment amount includes tax escrow payments, insurance escrow payments and common area maintenance. The Company has retained the original 23,195 square feet of space, plus an additional 7,000 square feet for office space and storage of materials used in subdivision infrastructure development for the southern region of Houston.

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended May 31, 2001 and 2000, rental expense of $6,390 and $0, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly common area maintenance fees of approximately $450. For the periods ended May 31, 2001 and 2000, rental expense of $4,494 and $0, respectively were incurred.

      AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended May 31, 2001 and 2000, rental expense of $6,660 and $0, respectively were incurred.

      AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended May 31, 2001 and 2000 of $13,500 and $0 were incurred.

      The Company's subsidiary, ClearWorks.Net, Inc., leases office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $3,659 to $3,785 on May 30, 2000 and again on May 1, 2002 to $3,911 for the remaining twelve months. For the period ended May 31, 2001, rental expense of $11,103 was incurred.

      Also, ClearWorks.Net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended May 31, 2001, rental expense of $14,118 was incurred.

      Also, ClearWorks.Net, Inc., leases office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments are $2,000. For the period ended May 31, 2001, rental expense of $6,000 was incurred.

      The Company's subsidiary, United Computing Group, leases office space in Houston, Texas with Techdyne, Inc. This non-cancelable lease expires on August 31, 2002. The monthly payments will increase from $6,000 to $6,100 on September 1, 2000 and again on September 1, 2001 to $6,300 for the remaining twelve months. For the period ended May 31, 2001, rental expense of $18,300 was incurred.

      Also, United Computing Group, leases office space in Dallas, Texas with Trammell Crow. This non-cancelable lease expires on June 30, 2002. The monthly payments are $2,179 for the life of the contract. For the period May 31, 2001, rental expense of $6,537 was incurred.

           Future obligations under the non-cancelable lease terms are:


                          Period Ending
                             May 31,            Amount
                        ----------------    -------------
                              2001            $  367,274
                              2002               664,453
                              2003                446162
                              2004               154,120
                                              ----------
                             Total            $1,612,008
                                              ==========

      LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

      Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 free trading shares of the Company's common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. The Company intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. The Company's management does not expect that the results of this legal proceeding will have a material adverse effect on the Company's financial condition or results of operations.

      The Company also currently is a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $250,000; 100,000 shares of ClearWorks common stock; alleged lost commissions and attorney fees. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with the Company effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder". The condition precedent was not met because the Company did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that the Company had terminated Mr. Horn's employment without cause. The Company filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. The Company attempted to mediate this case but was unsuccessful. The suit is currently in the discovery phase, a continuance has been granted. The Company continues to vigorously contest these claims by Robert Horn on the basis that they are without merit.

      The Company is a defendant in Sherman Gerald Mason, d/b/a Castle Developments, Ltd. vs. ClearWorks Technologies, Inc. On December 17, 1999, Sherman Mason d/b/a Castle Developments, Ltd. filed suit against the Company. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason. In October 2000, both parties have agreed to binding arbitration. This suit is currently in the discovery phase, arbitration has been set for October 2001.

      The Company is a defendant in Carl Thompson Associates, Inc. vs. ClearWorks.net, Inc. On October 4, 2000, Carl Thompson Associates, Inc. filed suit presenting claims for breach of contract, unjust enrichment, action on account, quantum meruit, and breach of contract-implied covenant of good faith and fair dealing and seeks recovery of damages in the sum of $521,415 plus court costs. The Company denies the claims and has filed an answer disputing the claims with affirmative defenses.

      The Company is a defendant in Valley First Community Bank vs. ClearWorks.net, Inc. and ClearWorks Home Systems, Inc. On August 16, 2000, Valley First Community Bank (Valley) filed suit alleging a breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. This suit arose when ClearWorks Home Systems, Inc. (CHS) executed a binding letter of intent to purchase from Valley certain assets, which Valley represented to CHS that it held first lien for a purchase price of $150,000. Subsequently, CHS learned Valley did not in fact hold a first lien on such assets, rather such assets were sold in a landlord's auction. As a result, CHS did not remit $150,000 to Valley for payment. (see Note 2) This suit is currently in the discovery phase. The Company intends to vigorously contest all claims in this case.

      The Company is a defendant in STATE OF FLORIDA DEPARTMENT OF ENVIRONMENTAL PROTECTION VS. RECO TRICOTE, INC. AND SOUTHEAST TIRE RECYCLING, INC. A/K/A CLEARWORK.NET, INC.; IN THE CIRCUIT COURT OF THE TENTH JUDICIAL CIRCUIT IN AND FOR POLK COUNTY, FLORIDA. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court.

      The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA is amending the petition. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

      ClearWorks Structured Wiring Services is a defendant in CHARTERWOOD ASSOCIATES, LTD. V. CLEARWORKS STRUCTURED WIRING SERVICES, INC.; IN THE COUNTY CIVIL COURT AT LAW NUMBER THREE (3), HARRIS COUNTY, TEXAS. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued ClearWorks Structured Wiring Services, Inc., a subsidiary of ClearWorks. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and court costs. ClearWorks denies the claims. ClearWorks maintains its own claims for breach of contract in connection with the same project. ClearWorks has filed an affidavit claiming a lien against the apartment project owned by the Plaintiffs, claiming that $52,800 is unpaid for services and materials provided. ClearWorks will seek attorneys' fees, interest and cost of court in connection with its counter-claim, when filed. No discovery has been taken. A motion for continuance has been granted by the courts. ClearWorks intends to vigorously contest all claims in this case. ClearWorks also expects to vigorously pursue collection of its claims for services rendered and materials provided.

      The Company is a defendant in BUCKALEW EMPLOYMENT SERVICES, INC. VS. CLEARWORK.NET, INC. D.B.A. CLEARWORKS TECHNOLOGIES, INC.; IN THE DISTRICT COURT OF KLEBERG COUNTY, TEXAS. On July 14, 2000, Buckalew sued the Company presenting claims for payment of an account. The suit seeks recovery of damages in the sum of $13,833, attorneys' fees and cost of court. Buckalew filed a motion for substitute service and the company was served on September 27, 2000 by posting the petition to the door at 2450 Fondren, Suite 200, Houston, Texas 77063. The Company, however, never became aware of such lawsuit, and Buckalew made no attempt to contact the Company's general counsel. In the interim, the Company made a substantial payment directly to Buckalew and, at the time the lawsuit was filed, owed not more than $1,000 to Buckalew. The Company became aware of such lawsuit on October 25, 2000 and immediately contacted Buckalew's counsel. Upon receiving a copy of the lawsuit via fax, the Company immediately filed an answer denying all claims. At this time, Buckalew is demanding over $6,000 in attorney fees.

      The Company is a defendant in Candlelight Investors LLC v. Clearworks.net, Inc. et al which is pending in the Supreme Court of the State of New York, County of New York. Plaintiff seeks a judgment against the Company arising out of the alleged failure of Clearworks.net, Inc. to convert certain debentures of the Company into common stock of ClearWorks, to register stock to permit such conversion, and for other alleged breaches relating to agreements between plaintiff and ClearWorks. Plaintiff seeks compensatory damages exceeding $2,763,998, injunctive relief, specific performance, punitive damages and other relief. The Plaintiff has obtained a judgement in the amount of $3,200,000, against ClearWorks. Plaintiffs will be conducting jurisdictional discovery on Eagle and Dr. H. Dean Cubley. The defendants deny the allegations of the complaint.

      The Company is defendant in Kaufman Bros., LLP v. Clearworks.Net, Inc., et al, (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The defendants, including the Company, have moved to dismiss the action on the grounds that the court has no personal jurisdiction over them. Briefing on those motions has not been completed. The defendants deny the allegations of the complaint.

      OTHER COMMITMENTS

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

NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                          FOR THE NINE MONTHS ENDED MAY 31, 2001
                                                         ----------------------------------------
                                                           INCOME         SHARES      PER-SHARE
                                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                         -----------   -------------  -----------
      Net Income                                           $(2,934)

      Basic EPS:
       Income available to common stockholders              (2,934)        40,054       $(0.07)
                                                                                        ======

      Effect of Dilutive Securities
        Warrants                                              --              154
                                                           -------        -------

      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                          $(2,934)        40,208       $(0.07)
                                                           =======        =======       =====


                                                            FOR THE MONTHS ENDED AUGUST, 2001
                                                         ----------------------------------------
                                                           INCOME         SHARES      PER-SHARE
                                                         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                         -----------   -------------  -----------

    Net Income                                           $   193

      Basic EPS:
       Income available to common stockholders                 193         19,073       $0.01
                                                                                        =====

      Effect of Dilutive Securities
        Warrants                                                 0          3,306
                                                           -------        -------

      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                          $   193         22,379       $0.01
                                                           =======        =======       =====

      For the Months ended May 31, 2001 and August 31, 2000, anti-dilutive securities existed. (see Note 12)

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of May 31, 2001 and 2000, 404,974 and 223,107 warrants have been issued to various employees. Of these outstanding warrants, - 0 - and 66,875 were exercised for the three months ended May 31, 2001 and 2000, respectively. Additionally, 10,350 warrants have expired as of May 31, 2001.

NOTE 19 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended May 31, 2001 and 2000, employee contributions were approximately $109,905 and $272,914, respectively. The Company matched approximately $36,914 and $44,775, respectively for those same periods.

NOTE 20 - MAJOR CUSTOMER:

      The Company had gross revenues of $11,358,000 and $1,270,000 for the three months ended May 31, 2001 and 2000, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                           MAY 31, 2001                 MAY 31, 2000
         CUSTOMER                     AMOUNT        PERCENTAGE      AMOUNT     PERCENTAGE
         --------                  ------------     ----------     ---------   ----------
         Enron                     $  4,490,000        39.5%        $ - 0 -        0.0 %
         Duke                      $  2,198,000        19.4%        $ - 0 -        0.0 %
         Weatherford               $  1,851,000        16.3%        $ - 0 -        0.0 %
         Sprint PC                 $  1,6,48,000       14.5%        $ - 0 -        0.0 %


NOTE 21 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At May 31, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

      Eagle Wireless International, Inc. (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless, Broadband Magic and etoolz for this summary).

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

      United Computing Group, Inc. (UCG / INT) is an accelerator company and computer hardware and software reseller. UCG / INT maintains a national market presence.

      Link Two Communications, Inc. (Link II) is in the development and delivery of one and two way messaging systems over a national high-speed wireless broadband network. Link II continues to add to the paging customer base.


                                                   FOR THE NINE MONTHS ENDING MAY 31, 2001

(in thousands)               Eagle    APC / SW     COMM      HSI    UCG / INT   Link II        .Net       Elim.      Consol.
                          ----------------------------------------------------------------------------------------------------
Revenue                      1,037     4,697        331     1,168    10,778           9          ---        ---       18,020
Segment (Profit) / Loss      3,166      (375)       167       109        53         411          990        ---        4,521
Total Assets               194,006     2,441      5,439     2,248     5,180      13,609       37,311    (74,927)     185,307
Capital Expenditures           192         1        613       ---        19       6,657           14        ---        7,496
Dep. And Amort.              1,200        66        118        28        13         115          548        ---        2,088


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

      OVERVIEW

      During the quarter ended May 31, 2001, Eagle and Clearwork.net continued to consolidate their management and operations. The consolidated operations reflect a significant increase in sales of computer and network support products, commercial fiber and cable installations, residential fiber and home entertainment systems, wireless product and systems and bundle digital services to residential and hotel customers. Other significant activities include the expansion of Clearworks.net fiber infrastructure to new and existing residential communities in the greater Houston and Austin, Texas areas in order to build its bundle digital services customer base. Eagle is currently negotiating to purchase wireless one and two way businesses in San Antonio and Dallas to add to the current customer base of Link Two Communications, Inc. Additional expenses associated with the completion of the merger, settlement of various lawsuits, increase in corporate management staff, additional travel and convention show expense, integration of all companies into a uniform system wide accounting and reporting standard, and continued refinement of the set top box for commercial businesses have increased the losses for this three month period. Through consolidation of management positions and marketing efforts, Eagle believes that the companies will recognize economies of scale in purchasing, research and development and marketing of all products and services which will benefit all companies in future periods.

      REVENUE RECOGNITION

      The Company designs, manufactures, markets and services it products and services under the Eagle, Broadband Magic.com, Inc. and AtlanticPacific names. Eagle designs, manufactures and markets transmitters, receivers, controllers, software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenues from these products are recognized when the product is shipped. AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage completion of the project, most projects are completed in less than a month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned. EToolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties. Clearworks.net provides residential fiber and cabling to developers and builders, these services and products are recognized upon completion of the installation, most installations are completed in less than three months. Additionally, Clearworks.net revenues for bundle digital services are billed monthly as services are provided to the end customer.

      The companies engage in independent and agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide Eagle with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from Eagle to the customer. The sale is recognized at the time of shipment to the customer. These sales agents/distributors are not a significant portion of total sales in any of the periods presented.


      RECEIVABLES

      For the nine months ended May 31, 2001, Eagle accounts receivables increased to $10,665,000 from $9,902,000 at August 31, 2000. The majority of this increase is due to additional revenues and related receivables from the merged companies.

      RECENT ACQUISITIONS; GOODWILL

      In September 2000, Eagle entered into a merger agreement with ClearWorks.net, whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks.net in exchange for 0.8 shares of Eagle common stock for each share of ClearWorks.net common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks.net stock options and warrants based upon the same 0.8 exchange ratio. On January 31, 2001, Eagle and Clearworks.net voted unanimously to conduct the merger of the two companies.

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

      During the nine months ended May 31, 2001, the Company acquired 1,500,000 common stock shares of Burst.com and

      750,000 common stock shares of Urbana, Inc. with a cost of $500,000 and $100,000, respectively.

      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2001, Eagle's inventory total of $10,010,000 as compared to $5,809,000 at May 31, 2000. The additional inventory is primarily attributable to the purchase of fiber, cabling and computer products.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31,
      2000

      NET SALES. For the three months ended May 31, 2001, net sales increased to $11,358,000 from $1,270,000 during the three months ended May 31, 2000. The increase was primarily attributable to added sales from Atlanticpacific, Comtel and ClearWorks.Net companies.

      COST OF GOODS SOLD. For the three months ended May 31, 2001, cost of goods sold increased to $9,050,000 from $346,000 during the three months ended May 31, 2000. This is primarily associated with the cable and fiber products. Although the cost of sales increased, the Company's gross profit percentage for products sold decreased to 20% from 27% during the three months ended May 31, 2000.

      OPERATING EXPENSES. For the three months ended May 31, 2001, operating expenses increased to $4,468,000 from $1,051,000 during the three months ended May 31, 2000. The primary portions of the increase are discussed below:

      A $1,322,000 increase in salaries, as a result of its acquisitions and expanded business. A $96,000 increase in advertising and promotion, due primarily to increased attendance at conventions and trade shows on a worldwide basis. A $1,163,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets. A $1,845,000 increase in other support costs, due to an increase in rents, travel, utilities and communication costs.

      NET EARNINGS. For the three months ended May31, 2001, Eagle's net loss was $1,715,000, compared to net earnings of $220,000 during the three months ended May 31,2000.

      CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $3,020,000 in the nine months ended May 31, 2001, compared to $(2,100,000) in the nine months ended May 31, 2000. The increase in net cash used by operating activities was primarily attributable to increases in inventory and reductions in accounts payable. Eagle's investing activities used net cash of $9,801,000 in the nine months ended May 31, 2001, compared to $1,190,000 in the nine months ended May 31, 2000. The increase was due primarily to investment activities and purchase of equipment. Eagle's financing activities provided cash of $8,222,000, in the nine months ended May 31, 2001, compared to $29,760,000 in the nine months ended May 31, 2000. The increase of May 31, 20001, attributable to Link Two Communications, Inc. loan from Tailwind.

      LIQUIDITY AND CAPITAL RESOURCES.

      Current assets for the three months ended May 31, 2001 totaled $49,976,000 as compared to $34,602,000 reported for the three months ended May 31, 2000. Of this amount, $27,747,000 consisted of cash. Eagle believes that its working capital of $32,430,000 as of May 31, 2001 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. As of May 31, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations (Note
      16).

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

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORT S ON FORM 8-K


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