Form 10KSB40/A
period 2000-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-08-08
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

 ------------------------------------------------------------------------------

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                                       For the fiscal year ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       EAGLE WIRELESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-20011

            Texas                                     76-0494995
            -----                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

101 Courageous Drive, League City, Texas                 77573
----------------------------------------                 -----
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

                                     PART I

         This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Eagle's or Eagle's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

         Eagle also utilizes distributors and agents to sell its products in certain countries and geographic regions to market outside of Eagle's core markets. Under the terms of these one year agreements the distributor or sales agents provide Eagle with manufacturing business. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. These distributorships or sales agents receive commissions of approximately five to ten percent of the sales, when the sale is recognized by Eagle or its subsidiaries.

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

                                                  Eagle Common Stock
                                                  ------------------

                                               High                    Low
--------------------------------------------------------------------------------
FISCAL 1999
--------------------------------------------------------------------------------
       Quarter ended November 30, 1998         $ 2.00                 $1.09
--------------------------------------------------------------------------------
       Quarter ended February 28, 1999         $ 3.06                 $1.53
--------------------------------------------------------------------------------
       Quarter ended May 31, 1999              $ 2.81                 $1.66
--------------------------------------------------------------------------------
       Quarter ended August 31, 1999           $ 2.75                 $1.03
--------------------------------------------------------------------------------
FISCAL 2000
--------------------------------------------------------------------------------
        Quarter ended November 30, 1999        $ 2.00                 $1.00
--------------------------------------------------------------------------------
        Quarter ended February 29, 2000        $19.00                 $1.13
--------------------------------------------------------------------------------
        Quarter ended May 31, 2000             $19.50                 $5.62
--------------------------------------------------------------------------------
        Quarter ended August 31, 2000          $ 8.75                 $5.62
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999

NET SALES. For the year ended August 31, 2000, net sales increased to $5,239,670 from $2,217,275 during the year ended August 31, 1999. The increase of 136% was primarily attributable to added sales from Atlanticpacific and Comtel. Accounts Receivable Trade, net increased $960,844, of which, $865,311 is directly attributable to the acquisition, sales and accounts receivable activity.

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

CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $5,299,367 in fiscal 2000, compared to $1,901,656 in fiscal 1999. The increase in net cash used by operating activities in fiscal 2000 was primarily attributable to an increase in receivables and inventory. Eagle's investing activities used net cash of $2,223,570 in fiscal 2000, compared to $32,559 in fiscal 1999. The increase was due primarily to investment in acquisitions and purchase of equipment. Eagle's financing activities provided cash of $39,681,262, in fiscal 2000, compared to $1,024,935 in fiscal 1999. The increase was primarily the result the exercise of outstanding warrants during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the fiscal year ended August 31, 2000 totaled $49,305,912 as compared to $9,714,538 reported in the fiscal year ended August 31, 1999. Of this amount, $32,346,289 consisted of cash and cash equivalents, $8,655,126 consisted of other receivables that were converted into ClearWorks common stock subsequent to the end of the fiscal year, and $5,775,778 consisted of inventory. Eagle's increase in current assets is primarily due to its substantial increase in cash received from the exercise of outstanding warrants during the fiscal year ended August 31, 2000. Eagle believes that its working capital of $45,798,424 as of August 31, 2000 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. As of August 31, 2000, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Eagle's directors and executive officers are:

NAME                          AGE   POSITION
H. Dean Cubley                59    Chairman of the board of directors,
                                    president, and chief executive officer

Christopher W. "James" Futer  60    Director, executive vice president and chief
                                    operating officer

A. L. Clifford                55    Director

Dr. Glenn Allan Goerke        69    Director

Richard Royall                54    Chief financial officer

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


                                            SUMMARY COMPENSATION TABLE

                                          Annual
                                       Compensation            Long Term Compensation
                                       ------------            ----------------------

                                                                      Awards

                                                                                Securities
Name and                                                   Restricted            Underlying          All Other
Principal Positions           Year       Salary ($)      stock award(s) ($)    Options/SARs (#)    Compensation ($)
-------------------           ----       ----------      ------------------    ----------------    ----------------
H. Dean Cubley,
Chief Executive Officer       2000        $100,000              --                   --                  --
                              1999        $100,000              --                   --                  --
                              1998        $ 91,923              --                   --                  --


Eagle has not entered into employment agreements with any of its executive officers.

STOCK OPTIONS

         Eagle's 1996 Stock Option Plan provides for the issuance of an aggregate 400,000 shares of common stock upon the exercise of options granted under the plan. As of August 31, 2000, options to purchase an aggregate of 242,607 shares of common stock were outstanding under the plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF                   PERCENT OF
                                  SECURITIES                TOTAL OPTIONS/
                                  UNDERLYING                 SARS GRANTED          EXERCISE OR
                                 OPTIONS/SARS                TO EMPLOYEES           BASE PRICE     EXPIRATION
          NAME                   GRANTED (#)                IN FISCAL YEAR            ($/SH)          DATE
          ----                   -----------                --------------            ------          ----
H. Dean Cubley,
Chief Executive Officer             3,333                        3.5%                 $ 1.50        12/17/04


                                        AGGREGATED OPTION EXERCISES IN 2000
                                            AND YEAR-END OPTION VALUES


                               SHARES
                             ACQUIRED
                                 ON          VALUE           NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
           NAME             EXERCISE (#)  REALIZED ($)         OPTIONS AT FY-END             IN-THE-MONEY OPTIONS
           ----             ------------- ------------         -----------------             --------------------
                                                          EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                          -----------    -------------   -----------   -------------
H. Dean Cubley,
Chief Executive Officer          -              -            3,333             -           $ 16,042          -


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:

         EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

         Exhibit 3.1 Eagle Wireless International, Inc. Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 of Form SB-2 file no. 333-20011)
         Exhibit 3.2 Eagle Wireless International, Inc. Bylaws (incorporated by reference to Exhibit 3.2 of Form SB-2 file no. 333-20011)
         Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form SB-2 file no. 333-20011)
         Exhibit 10.1 Asset Purchase Agreement between Eagle Telecom International, Inc., a Delaware corporation and Eagle Telecom International, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 of Form SB-2 file no. 333-20011)
         Exhibit 10.2   Stock Option Plan (incorporated by reference to Exhibit
                        10.2 of Form SB-2 file no. 333-20011)
         Exhibit 10.3   Agreement and Plan of Reorganization dated September
                        15, 2000 (incorporated by reference to Exhibit 10.1 of Form S-4 file no. 333-49688)
         Exhibit 10.4 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Comtel Communications, Inc. (previously filed)
         Exhibit 10.5 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Atlantic Pacific Communications, Inc. (previously filed)
         Exhibit 10.6 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of eToolz, Inc. (previously filed)
         Exhibit 21.1   List of Subsidiaries (incorporated by reference to
                        Exhibit 21.1 of Form S-4 file no. 333-49688)
         Exhibit 23.1   Consent of McManus & Co., P.C.
         Exhibit 27.1   Financial Data Schedule (previously filed)


         (b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Eagle Wireless International, Inc.

                               By: /s/ Dr. H. Dean Cubley,
                                  ------------------------------------
                               Dr. H. Dean Cubley,
                               Chief Executive Officer, President, and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                    Date
---------                   -----                                    ----


/s/ H. Dean Cubley
--------------------------- Chairman of the Board                    August 8, 2001
H. Dean Cubley              Chief Executive Officer and President


/s/ Richard R. Royall
--------------------------- Chief Financial Officer                  August 8, 2001
Richard R. Royall


/s/ Christopher W. Futer
--------------------------- Director and Vice-President              August 8, 2001
Christopher W. Futer


/s/ A.L. Clifford
--------------------------- Director                                 August 8, 2001
A.L. Clifford


/s/ Glenn A. Goerke
--------------------------- Director                                 August 8, 2001
Glenn A. Goerke


                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------

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



MCMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MORRIS PLAINS, NEW JERSEY

November 26, 2000

             EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                AUGUST 31,
                                                          2000              1999
                                                      ------------     ------------
CURRENT ASSETS:
  Cash and Cash Equivalents (Note 1)                  $ 32,346,290     $    187,965
  Accounts Receivable (Note 2)                           1,247,113          286,269
  Other Receivables (Note 21)                            8,655,126        6,641,892
  Inventories (Note 1)                                   5,755,778        2,355,861
  Marketable Securities (Notes 1 & 9)                      970,701                0
  Prepaid Expenses                                         330,904          242,551
                                                      ------------     ------------
      Total Current Assets                              49,305,912        9,714,538

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
  Operating Equipment                                    2,702,948          922,204
  Less: Accumulated Depreciation                        (1,023,153)        (333,474)
                                                      ------------     ------------
      Total Property and Equipment                       1,679,795          588,730

OTHER ASSETS:
  Security Deposits                                         32,415           17,014
  Deferred Advertising Costs (Note 1)                      384,463                0
  Deferred Syndication Costs (Note 1)                      270,389                0
  Goodwill (Notes 1 & 4)                                 5,965,437                0
  Less: Accumulated Amortization                          (193,718)               0
  Other Intangible Assets (Note 1)                         171,118                0
  Other Assets                                              25,000                0
                                                      ------------     ------------
      Total Other Assets                                 6,655,104           17,014
                                                      ------------     ------------
TOTAL ASSETS                                          $ 57,640,811     $ 10,320,282
                                                      ============     ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                    $  2,007,422     $    207,949
  Accrued Expenses                                         308,346          106,355
  Notes Payable (Note 5)                                    41,607           16,643
  Line of Credit (Note 7)                                  265,830                0
  Capital Lease Obligations (Note 6)                        58,995           14,962
  Deferred Revenues                                              0          532,772
  Federal Income Taxes Payable (Notes 1 & 10)              736,292          468,064
  Franchise Taxes Payable                                   17,161           13,108
  Sales Taxes Payable                                       56,722           48,348
  Deferred Taxes (Note 10)                                  15,114           6,142
                                                      ------------     ------------
      Total Current Liabilities                          3,507,489        1,414,343

LONG-TERM LIABILITIES:
  Capital Lease Obligations
    (net of current maturities) (Note 6)                    40,988            3,939
  Deferred Taxes (Note 10)                                  32,366            7,683
                                                      ------------     ------------
      Total Long-Term Liabilities                           73,354           11,622

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
  Preferred Stock - $.001 par value
    Authorized 5,000,000 shares
    Issued -0- shares                                            0                0
  Common Stock - $.001 par value
  Authorized 100,000,000 shares
  Issued and Outstanding at 2000 and 1999
    25,609,263 and 13,479,833, respectively                 25,609           13,480
  Paid in Capital                                       52,159,531        7,180,900
  Retained Earnings                                      1,874,828        1,699,937
                                                      ------------     ------------
      Total Shareholders' Equity                        54,059,968        8,894,317
                                                      ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 57,640,811     $ 10,320,282
                                                      ============     ============

See accompanying notes to consolidated financial statements.

                         EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
NET SALES                                              $  5,239,670     $ 2,217,275     $ 4,827,434

COST OF GOODS SOLD
    Materials and Supplies                                1,063,802         542,515       1,181,776
    Direct Labor and Related Costs                        1,118,648         219,285         355,644
    Depreciation and Amortization                            72,983          80,069          17,542
    Other Manufacturing Costs                               226,261         494,633         409,992
                                                       ------------    ------------    ------------
        Total Cost of Goods Sold                          2,481,694       1,336,502       1,964,954
                                                       ------------    ------------    ------------
GROSS PROFIT                                              2,757,976         880,773       2,862,480
                                                       ------------    ------------    ------------
OPERATING EXPENSES
    Selling, General and Administrative
        Salaries and Related Costs                        1,424,074          58,880         736,734
        Advertising and Promotion                           339,709          75,816         193,172
        Depreciation and Amortization                       503,700          65,095         128,997
        Research & Development                              370,828         438,693         236,869
        Other Support Costs                               1,346,456         680,497         811,286
                                                       ------------    ------------    ------------
        Total Operating Expenses                          3,984,767       1,318,981       2,107,058
                                                       ------------    ------------    ------------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES/(EXPENSES), LOSS FROM MINORITY
INTEREST IN AFFILIATE, INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                                     (1,226,791)       (438,208)        755,422

OTHER REVENUES/(EXPENSES)
    Interest Income - net                                 1,506,436         799,098         427,144
    Other Income                                              9,357         (10,081)         (5,451)
                                                       ------------    ------------    ------------
          Total Other Revenues                            1,515,793         789,017         421,693
                                                       ------------    ------------    ------------
EARNINGS BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER
COMPREHENSIVE INCOME                                        289,002         350,809       1,177,115
    Gain/(Loss) From Minority Interest in Affiliate              (0)        (91,678)        (28,663)
                                                       ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES                                289,002         259,131       1,148,452
    Provision For Income Taxes                               95,961          90,860         377,484
                                                       ------------    ------------    ------------
NET EARNINGS                                                193,041         168,271         770,968

OTHER COMPREHENSIVE INCOME, NET OF TAXES
    Unrealized Holding Loss                                 (18,150)              0               0
                                                       ------------    ------------    ------------
OTHER COMPREHENSIVE INCOME                             $    174,891    $    168,271    $    770,968
                                                       ============    ============    ============

    Net Earnings Per Common Share:
        Primary (Note 1 & 18)                          $       0.01    $       0.01    $       0.07
        Fully Diluted (Note 1 & 18)                    $       0.01    $       0.01    $       0.05
        Comprehensive Income (Note 1)                  $       0.01    $       0.01    $       0.07


See accompanying notes to consolidated financial statements.
                                     F-3

                     EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  Additional                         Total
     September 1, 1997                    Common         Stock       Preferred      Paid In        Retained      Shareholders'
     To August 31, 2000                   Shares         Value         Stock        Capital        Earnings          Equity
------------------------------------    ----------    -----------    ---------   ------------    ------------    -------------
Total Shareholders' Equity
As Of September 1, 1997                 11,510,334    $    11,510    $       0   $  5,820,180    $    760,698    $   6,592,388
                                        ----------    -----------    ---------   ------------    ------------    -------------
Net Earnings 1998                                                                                     770,968          770,968

New Stock Issued to Shareholders
   J. Hamilton (Nov. 1997)                  39,820             40            0         59,960               0           60,000
   D. Walker (Nov. 1997)                    55,000             55            0         82,445               0           82,500
   D. Walker (Aug. 1998)                    65,000             65            0         95,564               0           95,629

Syndication Costs                                0              0            0        (85,317)              0          (85,317)
                                        ----------    -----------    ---------   ------------    ------------    -------------


Total Shareholders' Equity
As Of August 31, 1998                   11,670,154         11,670            0      5,972,832       1,531,666        7,516,168
                                        ----------    -----------    ---------   ------------    ------------    -------------
Net Earnings 1999                                                                                     168,271          168,271

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Services Rendered                 34,470             34            0        163,457               0          163,491
      For Exercise of Warrants           1,775,209          1,776            0      1,044,611               0        1,046,387
                                        ----------    -----------    ---------   ------------    ------------    -------------
Total Shareholders' Equity
As Of August 31, 1999                   13,479,833         13,480            0      7,180,900       1,699,937        8,894,317

Net Earnings 2000                                0              0            0              0         193,041          193,041

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Acquisitions                     868,919            869            0      3,661,125               0        3,661,994
      For Services and Compensation        981,392            981            0      1,641,990               0        1,642,971
      For Warrant Conversion             9,410,954          9,411            0     38,558,726               0       38,568,137
      For Debt Conversion                  827,557            827            0      1,611,782               0        1,612,609
      For Employee Stock Option Plan        40,608             41            0        158,037               0          158,078

Syndication Costs                                0              0            0       (653,029)              0         (653,029)

Unrealized Holding Loss                          0              0            0              0         (18,150)         (18,150)
                                        ----------    -----------    ---------   ------------    ------------    -------------
Total Shareholders' Equity
As Of August 31, 2000                   25,609,263    $    25,609    $       0   $ 52,159,531    $  1,874,828    $  54,059,968
                                        ==========    ===========    =========   ============    ============    =============

See accompanying notes to the consolidated financial statements.

                     EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings                                                       $    193,041    $    168,271    $    770,968
  Adjustments To Reconcile Net Earnings To Net Cash
    Used By Operating Activities:
      Depreciation and Amortization                                       576,683         145,164         146,539
      Stock Issued for Services Rendered                                        0         163,491               0
      Unrealized Holding Loss on Marketable Securities                    (18,150)              0               0
      (Increase)/Decrease in Marketable Securities                       (970,701)              0               0
      (Increase)/Decrease in Accounts Receivable                          (87,471)        (40,380)     (2,496,797)
      (Increase)/Decrease in Other Receivables                         (2,013,234)     (1,495,703)         28,663
      (Increase)/Decrease in Inventories                               (3,082,510)     (1,082,580)       (261,063)
      (Increase)/Decrease in Prepaid Expenses                             (74,521)       (173,061)        (12,021)
      Increase/(Decrease) in Accounts Payable                             539,707        (128,833)         19,613
      Increase/(Decrease) in Accrued Expenses                            (125,306)        (11,560)        117,915
      Increase/(Decrease) in Deferred Taxes                                33,655           2,755         (14,147)
      Increase/(Decrease) in Deferred Revenues                           (532,772)        476,268          56,504
      Increase/(Decrease) in Sales Tax Payable                            (10,067)         10,365          37,983
      Increase/(Decrease) in Federal Income Taxes Payable                 268,227          92,893         114,259
      Increase/(Decrease) in Franchise Taxes Payable                        4,053         (28,746)         21,854
                                                                     ------------    ------------    ------------
      Total Adjustments                                                (5,492,407)     (2,069,927)     (2,240,698)
                                                                     ------------    ------------    ------------
    Net Cash Used By Operating Activities                              (5,299,365)     (1,901,656)     (1,469,730)

CASH FLOWS FROM INVESTING ACTIVITIES

      (Purchase)/Disposal of Property and Equipment                    (1,358,298)        (24,489)       (377,247)
      (Increase)/Decrease in Security Deposits                            (14,302)         (8,070)          4,065
      (Increase)/Decrease in Deferred Advertising Costs                  (384,463)              0               0
      (Increase)/Decrease in Deferred Syndication Costs                  (270,389)              0               0
      (Increase)/Decrease in Other Intangible Assets                     (171,118)              0               0
      (Increase)/Decrease in Other Assets                                 (25,000)              0               0
                                                                     ------------    ------------    ------------
    Net Cash Used By Investing Activities                              (2,223,570)        (32,559)       (373,182)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase/(Decrease) in Notes Payable (Short-Term)                 1,287,209           3,912          12,731
      Increase/(Decrease) in Capital Leases                                51,341            (845)        (15,094)
      Increase/(Decrease) in Line of Credit                                (7,170)              0               0
      Increase/(Decrease) in Shareholders' Advances                             0         (24,519)       (104,853)
      Proceeds From Sale of Common Stock, Net                          38,349,880       1,046,387         152,812
                                                                     ------------    ------------    ------------
    Net Cash Provided By Financing Activities                          39,681,260       1,024,935          45,596

    Net Increase/(Decrease) in Cash                                    32,158,325        (909,280)     (1,797,316)

CASH AT THE BEGINNING OF THE YEAR                                         187,965       1,097,245       2,894,561
                                                                     ------------    ------------    ------------
CASH AT THE END OF THE YEAR                                         $  32,346,290    $    187,965    $  1,097,245
                                                                    =============    ============    ============
      Supplemental Disclosures of Cash Flow Information:
      Net cash paid during the year for:
        Interest                                                     $     94,381    $     10,081    $      5,451
        Income Taxes                                                       24,054          75,051         338,688
                                                                     ------------    ------------    ------------

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:



                                                      August 31,
                                         -----------------------------------
                                            2000                     1999
                                            ----                     ----
              Raw Materials              $2,822,568               $1,215,003
              Work in Process             2,933,210                1,119,672
              Finished Goods                 -0-                      21,186
                                         ----------               ----------
                                         $5,755,778               $2,355,861
                                         ==========               ==========


E)       Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the Eagle, Broadband Magic.com, Inc. and AtlanticPacific names. Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Braodband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenue from these products is recognized when the product is shipped. AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned. Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

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



                                                                    August 31, 2000       August 31, 1999
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

J)       Intangible Assets (continued)

         Other intangible assets consist of patents and the intrinsic value trade-show costs. Patents and trade show costs are being amortized using the straight-line method over ten (10) years and eighteen (18) months, respectively.

K)       Deferred Advertising Costs

         Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts. For the year ended August 31, 2000, the Company has expensed $297,599 whereas $384,463 in costs has been deferred

         Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred. For the year ended August 31, 1999, the Company had expensed $75,816.

L)       Deferred Revenues

         The Company recognized deferred revenues by matching the revenues with the completion and delivery of the equipment, which are generally completed within thirty to sixty days. Service revenues, which are billed and collected in advance are matched with expenses in the period incurred.

M)       Deferred Syndication Costs

         Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

N)       Use of Estimates

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

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

O)       Marketable Securities

         In May 1993, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Unrealized holding gains and losses on securities classified as available-for-sale were previously carried as a separate component of stockholders' equity. SFAS No. 115 as amended by Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income". Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

P)       Other Comprehensive Income

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

Q)       Supporting Costs in Selling, General & Administrative Expenses

         Other support costs consist of the following:



                                                                  August 31,
                                                   2000              1999              1998
                                              --------------------------------------------------
                  Rent                        $    385,659       $    154,354      $      99,015
                  Travel                           325,952             70,696            127,605
                  Utilities                        157,785             87,019            109,531
                  Professional Fees                190,094            257,033            249,740
                  Office Supplies                   96,667             21,309             20,789
                  Insurance                         67,794             49,729             43,766
                  Advertising/Conventions           64,026              9,710             36,402
                  Postage/Delivery                  30,138             25,198             26,403
                  Taxes                             22,277            (14,811)            63,953




               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



                  Misc./Other                        6,064             20,260             34,082
                                              ------------       ------------      -------------
                           Total              $  1,346,456       $    680,497      $     811,286
                                              ============       ============      =============


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES: (continued)

R)       Reclassification

         The Company has reclassified certain costs and expenses for the year ended August 31, 1999 to facilitate comparison to the year ended August 31, 2000.

NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following:



                                                                  August 31,
                                                         2000                     1999
                                                         ----                     ----
         Accounts Receivable                         $  1,335,888              $  286,269
         Allowance for Doubtful Accounts                   88,775                   -0-
                                                     ------------              ----------
         Net Accounts Receivable                     $  1,247,113              $  286,269
                                                     ============              ==========


NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

         Components of property, plant & equipment are as follows:



                                                                                  August 31,
                                                                              2000           1999
                                                                          --------------------------
                  Automobile                                              $    58,094      $   -0-
                  Furniture & Fixtures                                        140,090         32,900
                  Leasehold Improvements                                       24,282          9,282
                  Manufacturing Equipment                                   1,383,903        482,359
                  Office Equipment                                            721,289         78,332
                  Property & Equipment                                        375,290        319,331
                                                                          -----------      ---------
                       Total Property, Plant & Equipment                    2,702,948        922,204
                  Less:  Accumulated Depreciation                          (1,023,153)      (333,474)
                                                                          -----------      ---------
                       Net Property, Plant & Equipment                    $ 1,679,795      $ 588,730
                                                                          ===========      =========


NOTE 4 - BUSINESS COMBINATIONS:

         On January 1, 2000, we acquired APC in a business combination accounted for as a purchase. APC is primarily engaged in the nationwide sales and installation of fiber and cable to commercial enterprises. We issued 518,919 shares of common stock valued at $1,827,770 and assumed debt of $1,304,080 for a total cost of $3,131,850.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



NOTE 4 - BUSINESS COMBINATIONS: (continued)

         Concurrently with the closing of this acquisition we entered into a two-year agreement with the former principals of APC. These principals may earn up to 3,000,000 shares of common stock based on accumulated sales goals. Under the terms of the agreement, we will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period commencing January 1, 2000. These contingencies and attainment thereof are considered remote and, accordingly, have been excluded from the determination of the acquisition price.

         On January 1, 2000, we acquired Comtel in a business combination accounted for as a purchase. Comtel is primarily engaged in the sales and installation of fiber and cable to commercial enterprises in Texas and Louisiana. We issued 300,000 shares of common stock valued at $1,287,640 and assumed debt of $982,216 for a total cost of $2,269,856.

         On March 17, 2000, we acquired ETI in a business combination accounted for as a purchase. ETI specializes in the development of leading edge, innovative, commercial, industrial and military technologies. We issued 50,000 shares of common stock valued at $437,500 and assumed no debt for a total cost of $437,500. The exceeded fair market value of the assets is being amortized as goodwill using the straight-line method over twenty (20) years.

         The following unaudited pro forma combined condensed financial statement has been prepared to give effect to the acquisition of AtlanticPacific, Inc. (APC) and Comtel Communications, Inc. (Comtel). The acquisition of APC and Comtel has been accounted for using the purchase method of accounting pursuant to APB 16, the effects of which are reflected in the accompanying pro forma financial statement.

         The unaudited pro forma combined condensed statement of operation combines the historical consolidated statement of operations of Eagle, APC and Comtel as if the acquisition had occurred as of September 1, 1999.

         Unaudited pro forma combined condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or result of operations that would have actually been reported had the merger occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations. The unaudited pro forma combined condensed financial statement is based upon the respective historical consolidated financial statements of Eagle, APC and Comtel and notes thereto. The unaudited pro forma combined condensed financial statement does not incorporate, nor does it assume any benefits from cost savings or synergies of operations of the combined company.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



         This transaction is reflected in the Eagle Wireless International, Inc. balance sheet at August 31, 2000, and accordingly any reference to balance sheet information is included in the form 10KSB.

NOTE 4 - BUSINESS COMBINATIONS: (continued)



                     Unaudited Pro Forma Combined Condensed Statement of Operation
                                    For the Year Ended August 31, 2000

                         (IN THOUSANDS, EXCEPT NET LOSS PER SHARE INFORMATION)

                                         Eagle      APC/Comtel   Adjustments     Total
                                       ---------    ----------   -----------  ----------
                Revenues               $  1,826     $   5,922     $   ---     $   7,748
                Net loss(A)            $   (413)    $  (1,081)    $  (115)    $  (1,609)

                Net loss per share:
                Basic                                                         $   (0.10)
                Diluted                                                       $   (0.09)

                Share data:(B)
                Basic                                                            16,201
                Diluted                                                          17,087


         Due to failure of meeting the significance test, eToolz, Inc. (ETI) is not required to be included in the unaudited pro forma combined condensed financial statement.

         The following pro forma adjustments were applied to the historical consolidated financial statements of Eagle, APC and Comtel to arrive at the unaudited pro forma combined condensed financial information. This transaction was recorded using the purchase method of accounting. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with this acquisition was based on the estimated fair values as determined by Eagle's management. The purchase price allocation resulted in $5,541,418 of goodwill, which will be amortized over twenty
         (20) years.

         A) Pro forma adjustment to record additional five months amortization of the intangible assets as if the acquisition had consummated at the beginning of fiscal year 2000.

         B) Includes weighted average number of shares issued to APC and Comtel as if they had been outstanding since September 1, 1999.

                EAGLE WIRELESS INTERNATIIONAL, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   AUGUST 31, 2000

         Basic and diluted weighted average shares outstanding were calculated based upon the historical basic and diluted weighted average shares outstanding of Eagle, increased by the shares Eagle shares issued upon acquisition of APC and Comtel, which assumes the shares had been outstanding during all of fiscal year 2000.

NOTE 5 - NOTES PAYABLE:

                                                                     August 31,
                                                               ------------------
                                                                2000       1999
                                                               ------     -------
         Unsecured note to Imperial Premium
         Finance bearing interest at 14.9%,
         due $1,690 monthly until February 2001.              $ 5,070     $ 5,386

         Unsecured note to Central Insurance
         bearing no interest, due $886 monthly
         until March 2001.                                      4,428       5,220

         Unsecured note to Kemper Insurance
         bearing no interest, due $694 monthly
         until March 2001.                                      2,082       1,124

         Unsecured note to West Coast Life
         Insurance bearing no interest, due
         $2,457 quarterly until May 2001.                       4,913       4,913

         Unsecured note to All American Insurance
         bearing interest at 9.6%, due $317 monthly
         until June 2001.                                         635       - 0 -

         Note payable to Wells Fargo Bank
         bearing interest at 10.5%, due
         $2,849 monthly until January, 2001.                   14,517       - 0 -

         Note payable to Compass Bank
         bearing interest at 9.5%, due $1,150
         monthly until April 2001.                            $ 9,962     $ - 0 -
                                                              -------     -------

                  Total                                        41,607      16,643
                  Less Current Portion of
                     Long-Term Debt                            41,607      16,643
                                                               ------     -------
                  Total Long-Term Debt                        $ - 0 -     $ - 0 -
                                                              =======     =======

                EAGLE WIRELESS INTERNATIIONAL, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   AUGUST 31, 2000

NOTE 6 - CAPITAL LEASE OBLIGATIONS:

                                                                     August 31,
                                                               ------------------
                                                                 2000       1999
                                                               -------    -------
         Equipment lease with Konica bearing
         interest at 8.9%, payable in monthly
         installments of $445; due Aug. 2001.                  $ 5,486    $ 9,720



NOTE 6 - CAPITAL LEASE OBLIGATIONS: (continued)

                                                                     August 31,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
         Equipment lease with Agilent Technologies
         bearing no interest, payable in monthly
         installments of $1,076; due April 2003.               $ 34,440    $  - 0 -

         Equipment lease with IKON Office
         Solutions bearing interest at 18%
         payable in monthly installments of
         $105; due March 2000.                                    - 0 -         695

         Software lease with Manifest Group
         bearing interest at 14%, payable in
         monthly installments of $751; due
         August 2000.                                             - 0 -       8,487

         Equipment lease with Mellon Leasing
         bearing interest at 11.19%, payable in
         monthly installments of $2,149; due May 2002.           40,816       - 0 -

         Auto lease with GE Capital bearing interest
         at 11.5%, payable in monthly installments
         of $465; due June 2002.                                  9,193       - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $133;
         due February 2002.                                       1,933       - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $137;
         due February 2002.                                       1,980       - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $269;
         due May 2001.                                            2,172       - 0 -



                EAGLE WIRELESS INTERNATIIONAL, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   AUGUST 31, 2000


         Equipment lease with Master Lease bearing
         interest at 6.1%, payable in monthly
         installments of $249; due May 2001.                   $  3,963    $  - 0 -
                                                               --------    --------


NOTE 6 - CAPITAL LEASE OBLIGATIONS: (continued)

                                                                 August 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
              Total Obligations                            $ 99,983     $ 18,902
              Less Current Portion of
                Lease Obligations                            58,995       15,047
                                                           --------     --------
              Total Long-Term Capital
                Lease Obligations                          $ 40,988     $  3,855
                                                           ========     ========

         The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $116,494 and $29,600 at August 31, 2000 and 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 2000 and 1999 are as follows:

                                                              Aug. 31, 2000      Aug. 31, 1999
                                                              -------------      -------------
         Total minimum lease payments                           $  111,406         $   20,405
         Less:  Amount representing interest                        11,423              1,503
                                                                ----------         ----------
         Present value of net minimum
             lease payments                                     $   99,983         $   18,902
                                                                ==========         ==========

                  Future obligations under the lease terms are as follows:

                             August 31,                  Amount
                             ---------                 ---------
                               2001                    $  58,995
                               2002                       32,372
                               2003                        8,616
                                                       ---------
                                 Total                 $  99,983
                                                       =========

NOTE 7 - LINE OF CREDIT:

         The Company maintains a $250,000 line of credit with Wells Fargo Bank bearing a variable rate of interest. At August 31, 2000 and 1999, balances of $225,140 and $0 existed, respectively. Interest is due monthly whereas principal is payable upon demand. Subsequent to August 31,

                EAGLE WIRELESS INTERNATIIONAL, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   AUGUST 31, 2000


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

               Security Name             Shares          Cost Basis        Current FMV
               -------------           ---------         ----------        -----------
               CMC Security               17,000         $  16,660          $  16,448
               Countrywide                18,000            17,348             17,055
               CWMBS                      46,000            44,655             43,800



                EAGLE WIRELESS INTERNATIIONAL, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   AUGUST 31, 2000


               FAIC                       16,000            11,715             11,302
               Fannie Mae                100,000            26,263             25,715
               FHLMC                     610,000           318,617            301,954
               FNMA                      648,000           131,118            129,271
               GE Capital                160,000           154,192            152,444
               GNMA                       50,000            27,167             27,352
               Headlands                  43,000            41,732             40,850
               Norwest                    13,000            12,717             12,253
               PNC Mortgage               36,000            33,885             33,840
               Prudential                171,000           143,458            140,217
               Westam                     20,000            18,674             18,200
                                                         ---------          ---------
                     Totals                              $ 998,201          $ 970,701
                                                         =========          =========

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                    August 31,
                                                                ----------------
                                                                 2000      1999
                                                                ------    ------
                                                                  %         %
               U.S. Federal Statutory Tax Rate                    34        34
               U.S. Valuation Difference                          (1)        1
                                                                ------    ------
               Effective U.S. Tax Rate                            33        35
               Foreign Tax Valuation                             - 0 -     - 0 -
                                                                ------    ------
               Effective Tax Rate                                 33        35
                                                                ======    ======


B)       Items giving rise to deferred tax assets/liabilities are as follows:

                                                                      August 31,
                                                                -------------------
                                                                  2000       1999
                                                                --------   --------
               Deferred Tax Assets:
                 Tax Loss Carry-forward                         $  - 0 -   $  - 0 -
                                                                --------   --------
               Deferred Tax Liability:
                 Depreciation                                     47,480     11,070
                                                                --------   --------
               Valuation Allowance                                 - 0 -      - 0 -
                                                                --------   --------
                 Net Deferred Tax Asset/Liability               $ 47,480   $ 11,070
                                                                ========   ========

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



NOTE 11 - ISSUANCE OF COMMON STOCK:

         During the fiscal year ended August 31, 2000, the Company issued 12,129,430 shares of common stock. The following table summarizes the shares of common stock issued.



                  Shares Outstanding August 31, 1999                              13,479,833
                                                                                  ----------
                       Shares issued for acquisitions                                868,919
                       Shares issued for services and compensation                   981,392
                       Shares issued for warrant conversion                        9,410,954
                       Shares issued for conversion of debt                          827,557
                       Shares issued for Employee Stock Option Plan                   40,608
                                                                                  ----------
                  Shares Outstanding August 31, 2000                              25,609,263


NOTE 11 - ISSUANCE OF COMMON STOCK: (continued)

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

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

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

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

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

         During 1998, the Company issued the following 1,300,000 warrants with various strike prices to Mega Holding Corp (Mega) for services rendered. Compensation expense was recorded during 1998. During fiscal 1999, a dispute arose between the Company and Mega as to whether full services were rendered as per the agreement. During fiscal 2000, the two parties settled the dispute whereby 450,000 shares of the Company's free trading common stock would be issued to Mega and the 1,300,000 warrants would be cancelled.

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

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

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

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

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

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS, AND WARRANTS: (continued)

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:



                      Warrants Issued          Warrants Exercisable                                          Warrants Expired
Class of                 August 31,                 August 31,                    Warrants                      August 31,
Warrants            2000          1999          2000          1999    Non-Exercisable  Non-Registered       2000         1999
--------       -------------  ------------   ----------   ----------- ---------------  --------------     --------     ---------
  0.01            Exercised     Exercised        --            --           --               --              --           --
  0.05            Exercised     Exercised        --            --           --               --              --          12,500
  0.50            Exercised     Exercised        --            --           --               --              --          50,000
  5.00             Expired       Expired         --            --           --               --              --         425,000
  4.00             316,501      5,033,334 *    316,501     5,033,334        --               --              --           --
  6.00            2,190,758     5,033,334 *   2,190,758    5,033,334        --               --              --           --
  2.00            Exercised     1,050,000 *      --        1,050,000        --               --              --           --

  1.50            Cancelled      150,000  *      --         150,000         --               --              --           --
  2.00            Cancelled      150,000  *      --         150,000         --               --              --           --
  3.00            Cancelled      200,000  *      --         200,000         --               --              --           --
  5.00            Cancelled      200,000         --            --           --            200,000            --           --
  7.00            Cancelled      200,000         --            --           --            200,000            --           --
  9.00            Cancelled      200,000         --            --           --            200,000            --           --
 11.00            Cancelled      200,000         --            --           --            200,000            --           --

  1.50             600,000         --            --            --        350,000          250,000            --           --
  1.54             100,000         --            --            --           --               --              --           --
  1.55              50,000         --          25,000          --           --               --              --           --
  1.75              43,641         --            --            --           --               --              --           --
  1.75              20,000         --          13,766          --           --               --              --           --
  1.92             100,000         --            --            --           --               --              --           --
  3.00              50,000         --          50,000          --           --               --              --           --
  7.00             100,000         --            --            --           --            100,000            --           --
  7.49             250,000         --            --            --           --            250,000            --           --
  7.50              25,000  *      --          25,000          --           --               --              --           --
  9.68              50,000  *      --          50,000          --           --               --              --           --
 10.00              25,000  *      --          25,000          --           --               --              --           --
 10.00             250,000         --            --            --           --            250,000            --           --
 12.00             250,000  *      --         250,000          --           --               --              --           --
 14.00             350,000         --            --            --           --            350,000            --           --
 18.00             250,000  *      --         250,000          --           --               --              --           --
 25.00             150,000         --            --            --           --            150,000            --           --

  2.00             Expired       50,000   *      --          50,000         --               --            50,000         --
  ESOP              40,200  *    27,375   *      --          13,625       40,200             --              --          10,250
  ESOP             202,407       119,000      110,158        69,000       10,000             --            10,250         --
               -----------------------------------------------------------------------------------------------------------------
                  5,413,507    12,613,043    3,306,183     11,749,293    400,200         2,150,000         60,250       497,750


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

                  $173,000 - (gross proceeds from stock sales above $1.70 per share) minus ($1.73 x quantity of shares sold below $1.70 per share)

         For the periods ending August 31, 2000 and 1999, rental expenses of $258,196 and $120,906, respectively, were incurred. Of the $258,196 in rental expense for the period ended August 31, 2000, $138,196 was attributable to the amortization of the stock issued to Space.

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

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

         AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended August 31, 2000 of $54,000 was incurred.

                  Future obligations under the non-cancelable lease terms are:



                       Period Ending
                         August 31,                     Amount
                         ----------                     ------
                            2001                      $  197,275
                            2002                         111,854
                            2003                      $   43,358


         On July 13, 2000, the Company entered into an agreement with Sands Brothers & Co., LTD. (Sands) whereby Sands will perform financial advisory services and assist the Company with mergers and acquisitions, corporate finances and other related matters for a period of two years. As compensation for these services, the Company will immediately pay Sands $50,000 and issue them 10,000 shares of the Company's common stock. As an additional inducement, the Company has issued Sands 1,000,000 stock purchase warrants to be exercisable for a three-year period expiring July 13, 2003. These warrants shall vest and be exercisable as follows: 25% of such warrants shall vest upon execution of this agreement and shall have an exercise price per share of $7.49; an additional 25% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $10.00 per share and shall be exercisable at $10.00 per share; an additional 35% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $14.00 per share and shall be exercisable at $14.00 per share; an additional 15% shall vest at any time during the exercise period when the closing price

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



         of the common stock at any time reaches $25.00 per share and shall be exercisable at $25.00 per share. Additionally, Sands shall receive further compensation for other activities such as fund raising based upon a percent of all monies raised.

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

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

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

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES: (continued)

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

         The Company engages independent contractors and agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements, the distributors or sales agents provide Eagle with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from Eagle to the customer. The sale is recognized at the time of shipment to the customer. These sales from agents and distributors are not a significant portion of total sales in any of the audit years.

NOTE 18 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:



                                                                      For the Year Ended August, 2000
                                                              -----------------------------------------------
                                                                Income               Shares         Per-Share
                                                              (Numerator)         (Denominator)       Amount
                                                              -----------         -------------       ------
         Net Income                                           $   193,041

         Basic EPS:
           Income available to common stockholders                193,041           19,073,071        $ 0.01
                                                                                                      ======
         Effect of Dilutive Securities:
           Warrants                                                 -0-              3,306,183
                                                              -----------           ----------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                         $   193,041           22,379,354        $ 0.01
                                                              ===========           ==========        ======



                                                                      For the Year Ended August, 2000
                                                              -----------------------------------------------
                                                                Income               Shares         Per-Share
                                                              (Numerator)         (Denominator)       Amount
                                                              -----------         -------------       ------
         Net Income                                           $   168,272

         Basic EPS:
           Income available to common stockholders                168,272           11,980,911        $ 0.01
                                                                                                      ======
         Effect of Dilutive Securities:
           Warrants                                                 -0-                 69,000
                                                              -----------           ----------



               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000



         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                         $   168,272           12,049,911        $ 0.01
                                                              ===========           ==========        ======


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

NOTE 19 - EMPLOYEE STOCK OPTION PLAN: (continued)

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

         As of August 31, 2000, the Company had a receivable due from Link-Two Communications

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



                                                                 August 31, 2000             August 31, 1999
              Customer                                       Amount       Percentage      Amount       Percentage
              --------                                     -------------------------     ------------------------
              Sprint PCS                                   $  758,660       14.48%       $   -0-          0.00%
              Link-Two Communications, Inc.                $  638,011       12.18%       $ 991,692       42.83%
              RFTL                                         $    -0-          0.00%       $ 755,771       32.64%




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



                                                                        Atlantic
                                                         Eagle           Pacific        Eliminations      Consolidated
                                                      ----------------------------------------------------------------
         Revenues from Unaffiliated Customers          1,826,463        3,413,207            -0-            5,239,670
         Segment Profit/(Loss)                          (412,632)         605,673            -0-              193,041
         Total Assets                                 53,470,895        1,820,155          696,745         55,987,795
         Capital Expenditures                            770,978        1,009,766            -0-            1,780,744
         Depreciation and Amortization                   406,824          169,859            -0-              576,683


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

NOTE 23 - SUBSEQUENT EVENTS: (continued)

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