Form 10QSB/A
period 2000-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-08-13
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                  FORM 10-QSB/A
                                   -----------

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
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                  PAGE
         Item 1.  Financial Statements (Unaudited)
                  Balance Sheets at November 30, 2000 and August 31, 2000                          3

                  Statements of Income for the Three
                  Months Ended November 30, 2000 and 1999                                          4

                  Statements of Changes In Shareholders' Equity for the
                  Three Months Ended November 30, 2000 and 1999                                    5

                  Statements of Cash Flows for the Three Months Ended
                  November 30, 2000 and 1999                                                       6

                  Notes to the Financial Statements                                               7-24

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            24-25

PART 2 - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               26

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              26

         Item 3.  Defaults Upon Senior Securities                                                 26

         Item 4.  Submission of Matters to a Vote of Security Holders                             26

         Item 5.  Other Information                                                               26

         Item 6.  Exhibits and Reports on Form 8-K                                                26

SIGNATURES                                                                                        26

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                           NOVEMBER 30,       AUGUST 31,
                                                                               2000              2000
                                                                        --------------------------------
                                                                            (UNAUDITED)        (AUDITED)
CURRENT ASSETS
     Cash and Cash Equivalents (Note 1)                                 $       31,629   $        32,346
     Accounts Receivable (Note 2)                                               10,459             9,902
     Inventories (Note 1)                                                        6,531             5,756
     Marketable Securities (Notes 1 & 9)                                         1,032               971
     Prepaid Expenses                                                              267               331
                                                                         -------------   ---------------
         TOTAL CURRENT ASSETS                                                   49,918            49,306

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
     Operating Equipment                                                         2,765             2,703
     Less:  Accumulated Depreciation                                            (1,112)           (1,023)
                                                                         -------------    --------------
         TOTAL PROPERTY AND EQUIPMENT                                            1,653             1,680

OTHER ASSETS:
     Notes Receivable Clearworks.net (Note 23)                                   2,000                 0
     Security Deposits                                                              48                32
     Deferred Advertising Costs (Note 1)                                           374               385
     Deferred Syndication (Note 1)                                                   0               270
     Goodwill (Notes 1 & 4)                                                      5,638             5,966
     Less:  Accumulated Amortization                                              (274)             (194)
     Other Intangible Assets (Note 1)                                              524               171
     Other Assets                                                                  742                25
                                                                         -------------    --------------
         TOTAL OTHER ASSETS                                                      9,052             6,655
                                                                         -------------    --------------

TOTAL ASSETS                                                             $      60,623    $       57,641
                                                                         =============    --------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                    $       1,816    $        2,007
     Accrued Expenses                                                              114               308
     Notes Payable (Note 5)                                                        422                42
     Line of Credit (Note 7)                                                         0               266
     Capital Lease Obligations (Note 6)                                             53                59
     Federal Income Taxes Payable (Notes 1 & 10)                                   772               736
     Franchise Taxes Payable                                                        42                57
     Sales Taxes Payable                                                            17                17
     Deferred Taxes (Note 10)                                                       15                15
                                                                         -------------    --------------
         TOTAL CURRENT LIABILITIES                                               3,251             3,507

LONG-TERM LIABILITIES:
     Capital Lease Obligations
       (net of current maturities) (Note 6)                                         32                41
       Deferred Taxes (Note 10)                                                     32                32
                                                                         -------------    --------------
         TOTAL LONG-TERM LIABILITIES                                                64                73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                          0                 0

     Common Stock  -  $.001 par value
         Authorized  100,000,000 shares
         Issued and Outstanding at November 30, and August 31, 2000
         26,316,993 and 25,609,263, respectively                                    26                26
     Paid in Capital                                                            55,337            52,160
     Retained Earnings                                                           1,945             1,875
                                                                         -------------    --------------
         TOTAL SHAREHOLDERS' EQUITY                                             57,308            54,061
                                                                         -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      60,623    $       57,641
                                                                         =============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                                              THREE  MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                         ----------------------------
                                                                            2000             1999
                                                                         ----------------------------
                                                                          (UNAUDITED)     (UNAUDITED)
NET SALES                                                                $     1,866      $       656

COST OF GOODS SOLD:
     Materials and Supplies                                                      503              108
     Direct Labor and Related Costs                                              527              119
     Depreciation and Amortization                                                44               17
     Other Manufacturing Costs                                                     8                7
                                                                         -----------      -----------
         Total Costs of Goods Sold                                             1,082              251
                                                                         -----------      -----------

GROSS PROFIT                                                                     784              405

OPERATING EXPENSES:
     Selling, General and Administrative
       Salaries and Related Costs                                                498              132
       Advertising and Promotion                                                 127                3
       Depreciation and Amortization                                             159               16
       Research & Development                                                    167              252
       Other Support Costs                                                       498              131
                                                                         -----------      -----------
         Total Operating Expenses                                              1,449              534

EARNINGS / LOSS FROM OPERATIONS BEFORE OTHER
    REVENUES/EXPENSES, LOSS FROM MINORITY INTEREST
    IN AFFILIATE, INCOME TAXES AND OTHER
    COMPREHENSIVE INCOME                                                        (665)           (129)

OTHER REVENUES / (EXPENSES)
     Interest Income  -  net                                                     760              246
     Other Income                                                                                   6
                                                                         -----------      -----------
         Total Other Revenues                                                    760              252
                                                                         -----------      -----------

EARNINGS BEFORE MINORITY INTEREST IN
    AFFILIATE, INCOME TAXES & OTHER
    COMPREHENSIVE INCOME                                                          95              123
     Gain / (Loss) from Minority Interest in Affiliate                             0              (38)
                                                                         -----------      -----------

EARNINGS BEFORE INCOME TAXES                                                      95               85
     Provision for Income Taxes                                                  (32)             (17)
                                                                         -----------      -----------

NET EARNINGS                                                                      63               68

OTHER COMPREHENSIVE INCOME, NET OF TAXES
     Unrealized Holding Gain                                                       7                0
                                                                         -----------      -----------
     Other Comprehensive Income                                          $        70      $        68
                                                                         ===========      ===========


                 Net Earnings Per Common Share:
                 Primary (Note 1 & 18)                                   $      .002      $       .01
                 Fully Diluted (Note 1 & 18)                             $      .002      $       .01
                 Comprehensive Income (Note 1)                           $      .002      $       .01

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  ADDITIONAL                     TOTAL
         AUGUST 31, 1999                COMMON STOCK             PREFERRED         PAID IN       RETAINED    SHAREHOLDER'S
      TO NOVEMBER 30, 2000              SHARES     VALUE           STOCK           CAPITAL       EARNINGS       EQUITY
---------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 1999              13,480          13              0                7,181        1,700          8,894

Net Earnings 2000                          0           0              0                    0          193            193

New Stock Issued to Shareholders
   Issuance of Common Stock
     For Acquisitions                    869           1              0                3,661            0          3,662
     For Services and Compensation       981           1              0                1,642            0          1,643
     For Warrant Conversion            9,411           9              0               38,559            0         38,568
     For Debt Conversion                 828           1              0                1,612            0          1,613
     For Employee Stock Option Plan       40           1              0                  158            0            158

Syndication Costs                          0           0              0                 (653)           0           (653)

Unrealized Holding Loss                    0           0              0                    0          (18)           (18)
                                    --------     -------        -------            ---------    ---------     ----------

Total Shareholders' Equity
   As of August 31, 2000              25,609          26              0               52,160        1,875         54,060
                                    --------     -------        -------            ---------    ---------      ---------

Net Earnings for Three Months
   Ended November 30, 2000                                                                             63             63
New Stock Issued to Shareholders
   For Services and Compensation          63           0              0                  546                         546
   For Warrant Conversion                645           0              0                3,506                       3,506
   For Employee Stock Option Plan          0           0              0                    1                           1

Syndication Costs                                                                       (876)                       (876)

Unrealized Holding Gain                                                                                 7              7
                                    ---------    -------        ---------        -----------     --------     ----------

Total As of November 30, 2000       $ 26,317     $    26        $     0          $    55,337     $  1,945     $   57,308
                                    =========    =======        =========        ===========     ========     ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

                                                                               THREE MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                            2000             1999
                                                                          (UNAUDITED)     (UNAUDITED)
                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                                         $      63         $     68

     Adjustments to Reconcile Net Earnings to Net Cash
      Used by Operating Activities:
       Depreciation and Amortization                                            169               33
       Stock Issue for Services                                                 546                0
       (Increase) / Decrease in Marketable Securities                           (54)               0
       (Increase) / Decrease in Accounts Receivable                            (557)             (53)
       (Increase) / Decrease in Inventories                                    (775)              21
       (Increase) / Decrease in Prepaid Expenses                                 64             (192)
       Increase / (Decrease) in Accounts Payable                               (191)             (54)
       Increase / (Decrease) in Accrued Expenses                               (194)               0
       Increase / (Decrease) in Deferred Revenues                                 0             (480)
       Increase / (Decrease) in Federal Income Taxes Payable                     36               18
       Increase / (Decrease) in Franchise Taxes Payable                         (15)               4
                                                                          ----------        --------

       Total Adjustments                                                       (971)            (703)
                                                                          ----------        --------

     Net Cash Used by Operating Activities                                     (908)            (635)

CASH FLOWS FROM INVESTING ACTIVITIES
       (Purchase) / Disposal of Property and Equipment                          (62)              (3)
       (Increase) / Decrease in Notes Receivable Clearworks.net              (2,000)               0
       (Increase) / Decrease in Security Deposit                                (16)               0
       (Increase) / Decrease in Deferred Advertising Costs                       11                0
       (Increase) / Decrease in Deferred Syndication Costs                      270                0
       (Increase) / Decrease in Other Intangible Assets                         (29)               0
       (Increase) / Decrease in Other Assets                                   (713)              37
                                                                          ----------        --------

     Net Cash Used by Investing Activities                                   (2,539)              34

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase / (Decrease) in Notes Payable                                   380             1483
       Increase / (Decrease) in Capital Leases                                  (15)               0
       Increase / (Decrease) in Line of Credit                                 (266)               0
       Proceeds from Sale of Common Stock, Net                                2,631               36
                                                                          ----------        --------

     Net Cash Provided by Financing Activities                                2,730             1519

     Net Increase / (Decrease) in Cash                                         (717)             917

CASH AT BEGINNING OF THE YEAR                                                32,346              188
                                                                          ----------        --------

CASH AT THE END OF THE YEAR                                               $  31,629         $  1,105
                                                                          ==========        ========

       Supplemental Disclosures of Cash Flow Information:
       Net cash paid during the year for:
           Interest                                                       $  12,777
           Income Taxes                                                   $  36,235

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

A)       Consolidation

         At November 30 2000, the Company has three wholly owned subsidiaries:
         AtlanticPacific Communications, Inc., eToolz, Inc., and
         BroadbandMagic.com, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:

                                                       November 30,                August 31,
                                                           2000                      2000
                                                      ---------------------------------------
                           Raw Materials              $3,670,303                 $2,822,568
                           Work in Process             2,860,927                  2,933,210
                           Finished Goods                      0                          0
                                                      ----------                 ----------
                                                      $6,531,230                 $5,755,778
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

F)       Research and Development Costs

         For the months ended November 30, 2000, the Company commenced research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $498,000 were expensed for the three months ended November 30, 2000.

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

                                                                       November 30, 2000  August 31, 2000
                                                                       -----------------  ---------------
                  Weighted Average Number of Common
                      Shares Outstanding Including:

                  Primary Common Stock Equivalents                          26,316,993        19,073,071
                  Fully Dilutive Common Stock Equivalents                   26,470,607        22,379,254

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

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the three months ended November 30, 2000 to facilitate comparison to the three months ended November 30, 1999 and August 31, 2000.

Q)       Other Supporting Costs in Selling, General and Administrative Expenses

         Other support cost for the three months ending November 30, 2000 and 1999 are as follows, in thousands:

                                                                2000            1999
                                                           --------------    -----------
                  Rent                                     $           99    $        65
                  Travel                                              107              6
                  Utilities                                            25             15
                  Professional                                        108             17
                  Office Supplies                                      50              5
                  Insurance                                            18             11
                  Conventions                                          38              1
                  Postage & Delivery                                   21              4
                  Taxes                                                 7              6
                  Other                                                25              0
                                                           --------------    -----------
                  Total                                    $          498    $       131
                                                           ==============    ===========

NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following:

                                                       November 30,             August 31,
                                                          2000                     2000
                                                      ------------------------------------
         Accounts Receivable                          $10,635,575            $  9,991,014
         Allowance for Doubtful Account                    86,575                  88,775
                                                      -----------            ------------
         Net Accounts Receivable                      $10,459,000            $  9,902,239
                                                      ===========            ============

NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

         Components of property, plant & equipment are as follows:

                                                                           November 30,        August 31,
                                                                               2000               2000
                                                                           ------------------------------
                  Automobile                                               $    58,094        $    58,094
                  Furniture & Fixtures                                         152,740            140,090
                  Leasehold Improvements                                        24,282             24,282
                  Manufacturing Equipment                                    1,383,903          1,383,903
                  Office Equipment                                             759,359            721,289
                  Property & Equipment                                         386,553            375,290
                                                                           -----------        -----------

                     Total Property, Plant & Equipment                       2,764,931          2,702,948
                         Less:  Accumulated Depreciation                    (1,112,346)        (1,023,153)
                                                                           -----------         -----------
                     Net Property, Plant & Equipment                       $ 1,652,585         $1,679,795
                                                                           ===========         ==========

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

         The unaudited pro forma combined condensed statement of operation combines the historical consolidated statement of operations of Eagle, APC and Comtel as if the acquisition had occurred as of December 1, 1999.

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

          Unaudited Pro Forma Combined Condensed Statement of Operation
                      For the Year Ended November 30, 2000

         (IN THOUSANDS, EXCEPT NET LOSS PER SHARE INFORMATION)

                                 Eagle            APC / Comtel           Adjustments         Total
                              --------------   --------------------   ------------------  -------------
         Revenues             $          527   $              5,196   $              ---  $       5,723
         Net loss A           $          106   $                533   $              (46) $         593

         Net loss per share:
         Basic                                                                            $      (0.03)
         Diluted                                                                          $      (0.03)

         Share data: B
         Basic                                                                                   19,190
         Diluted                                                                                 20,097

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

         A) Pro forma adjustment to record additional two months amortization of the intangible assets as if the acquisition had consummated at December 1, 1999.

         B) Includes weighted average number of shares issued to APC and Comtel as if they had been outstanding since December 1, 1999.

         Basic and diluted weighted average shares outstanding were calculated based upon the historical basic and diluted weighted average shares outstanding of Eagle, increased by the shares Eagle shares issued upon acquisition of APC and Comtel, which assumes the shares had been outstanding from December 1, 1999 through November 30, 2000.

NOTE 5 - NOTES PAYABLE:

                                                                                      November 30,         August 31,
                                                                                          2000                 2000
                                                                                  ------------------------------------
                  Unsecured note to Central Insurance
                  bearing no interest, due $886 monthly
                  until March 2001.                                                      1,771               4,428

                  Unsecured note to West Coast Life
                  Insurance bearing no interest, due
                  $2,457 quarterly until May 2001.                                       2,457               4,913

                  Unsecured note to All American Insurance
                  bearing interest at 9.6%, due $317 monthly
                  until June 2001.                                                           0                 635

                  Unsecured note to Kemper Insurance
                  bearing no interest, due $694 monthly
                  until March 2001.                                                          0               2,082

                  Note payable to Wells Fargo Bank
                  Bearing interest at 10.5%, due
                  $2,849 monthly until January 2001.                                         0              14,517

                  Note payable to Compass Bank
                  bearing interest at 9.5%, due $1,150
                  monthly until April 2001.                                                  0               9,962

                  Unsecured note to Imperial Premium



                  Finance bearing interest at 14.9%
                  Due $1,690 monthly until February 2001.                                    0               5,070

                  Secured Note payable to Southwest Bank
                  of Texas bearing interest at 24% which is
                  monthly with principal payable due September                    $    417,664       $           0
                                                                                  ------------       -------------
                  2001.

                                    Total                                         $    421,892       $       41,607

                                      Less Current Portion of Long-Term Debt           421,892               41,607
                                                                                  ------------       --------------

                                      Total Long-Term Debt                        $          0       $            0
                                                                                  ------------       --------------

NOTE 6 - CAPITAL LEASE OBLIGATIONS:

                                                                                         November 30,    August 31,
                                                                                            2000            2000
                                                                                         --------------------------
                  Equipment lease with Konica bearing
                  interest at 8.9%, payable in monthly
                  installments of $445; due Aug. 2001.                                    $   4,258       $   5,486

                  Equipment lease with Agilent Technologies
                  bearing no interest, payable in monthly
                  installments of $1,076; due April 2003.                                    31,039          34,440

                  Equipment lease with Mellon Leasing
                  bearing interest at 11.19%, payable in
                  monthly installments of $2,149; due May 2002.                              33,312          40,816

                  Auto lease with GE Capital bearing interest
                  at 11.5%, payable in monthly installments
                  of $465; due June 2002.                                                     8,051           9,193

                  Equipment lease with Fleet Leasing Corp
                  payable in monthly installments of $133;
                  due February 2002.                                                          1,562           1,933

                  Equipment lease with Fleet Leasing Corp
                  payable in monthly installments of $137;
                  due February 2002.                                                          1,605           1,980

                  Equipment lease with Fleet Leasing Corp
                  payable in monthly installments of $269;
                  due May 2001.                                                               1,394           2,172

                  Equipment lease with Master Lease bearing
                  interest at 6.1%, payable in monthly
                  installments of $249; due May 2001.                                         3,273           3,963
                                                                                          ---------       ---------

                                    Total Obligations                                     $  84,494       $  99,983

                                      Less Current Portion of Lease Obligations           $  52,443       $  58,995
                                                                                          ---------        --------

                                      Total Long-Term Capital Lease Obligations           $  32,051       $  40,988
                                                                                          =========       =========

                  The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 116,494 and $ 116,494 at November 30, 2000 and August 31, 2000, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at November 30, 2000 and August 31,2000, are as follows:

                                                                                          November 30,   August 31,
                                                                                             2000           2000
                                                                                          -------------------------
                  Total minimum lease payments                                            $  87,903       $ 111,406

                  Less:  Amount representing interest                                         3,409          11,423
                                                                                          ---------       ---------


                  Present value of net minimum lease payments                             $  84,494       $  99,983
                                                                                          =========       =========

                  Future obligations under the lease terms are as follows:

                                                              November 30,              Amount
                                                              ------------             --------
                                                                  2001                 $ 52,443
                                                                  2002                   27,744
                                                                  2003                    4,307
                                                                                       --------
                                                                 Total                 $ 84,494
                                                                                       ========

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

         At November 30, 2000, the securities had an original basis of $1,047,905; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the November 30, 2000 balance sheet date, the fair market value of these securities was $1,031,789; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included below current earnings in "Other Comprehensive Income". This unrealized holding loss of $16,116 is reported on the balance sheet netted against marketable securities.

                             Security Name                    Cost Basis            Current FMV
                     CMC Security                           $        16,660       $        16,575
                     Countrywide                                     17,348                17,258
                     CWMBS                                           44,655                43,941
                     FHLMC                                          259,613               251,424
                     Federal Home Loan Mtg Gold                      27,121                23,113
                     FNMA Gtd.                                      186,569               185,993
                     FNMA                                            40,998                41,127
                     GE Capital                                     171,172               170,529
                     GNMA                                            25,733                26,086
                     Headlands Mtg. Securities                       41,732                41,173
                     Norwest                                         12,717                12,545
                     PNC                                             33,885                34,290
                     Prudential                                     151,029               149,160
                     Westam                                          18,673                18,575
                                                            ----------------      ----------------
                     Totals                                 $     1,047,905       $     1,031,789
                                                            ================      ================

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                                 AUGUST 31,
                                                                                 ----------
                                                                                2000    1999
                                                                                ----    ----
                                                                                 %       %
                  U.S. Federal Statutory Tax Rate                                34       34
                  U.S. Valuation Difference                                      (1)       1
                                                                                ---      ---
                  Effective U.S. Tax Rate                                        33       35
                  Foreign Tax Valuation                                           0        0
                                                                                  -        -
                  Effective Tax Rate                                             34       35
                                                                                ===      ===

         Items giving rise to deferred tax assets / liabilities are as follows:

                                                                            August 31,
                                                                        2000          1999
                                                                      ----------------------
                  Deferred Tax Assets:

                       Tax Loss Carry-forward                         $     0         $    0
                                                                      -------         ------

                  Deferred Tax Liability:

                       Depreciation                                    47,480          13,852
                                                                      -------         -------

                  Valuation Allowance                                       0               0


                       Net Deferred Tax Asset / Liability             $47,480         $13,852
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


The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

                     Warrants Issued             Warrants Exercisable              Warrants                Warrants Expired
  Class of             November 30,                   November 30,             Non-          Non-             November 30,
  Warrants        2000             1999          2000             1999     Exercisable    Registered      2000           1999
-----------  -----------------------------   ----------------------------  -------------------------  --------------------------
0.01               Exercised    Exercised             0                0             0            0                           0
0.05               Exercised    Exercised             0                0             0            0            0         12,500
0.50               Exercised    Exercised             0                0             0            0            0         50,000
5.00                 Expired      Expired  *          0                0             0            0            0        425,000
4.00               Exercised    5,033,334  *          0        5,033,334             0            0            0              0
6.00               Exercised    5,033,334  *          0        5,033,334             0            0            0              0
2.00               Exercised    1,050,000  *          0        1,050,000             0            0            0              0

1.50                Canceled      150,000             0          150,000             0            0            0              0
1.77               Exercised      100,000             0          100,000
2.00                Canceled      150,000             0          150,000             0            0            0              0
2.01               Exercised       49,875             0           49,875
3.00                Canceled      200,000             0          200,000             0            0            0              0
5.00                Canceled      200,000             0                0             0      200,000            0              0
7.00                Canceled      200,000             0                0             0      200,000            0              0
9.00                Canceled      200,000             0                0             0      200,000            0              0
11.00               Canceled      200,000             0                0             0      200,000            0              0

1.50                 600,000            0             0          150,000       350,000      250,000            0              0
1.54                 100,000            0             0                0             0            0            0              0
1.55                  50,000            0        25,000                0             0            0            0              0
1.75                  43,641            0             0                0             0            0            0              0
1.75                  20,000            0        13,766                0             0            0            0              0
1.92                 100,000            0             0                0             0            0            0              0
3.00                  50,000            0        50,000                0             0            0            0              0
4.50                  50,000            0             0                0             0            0            0              0
7.00                 100,000            0             0                0             0      100,000            0              0
7.49                 250,000            0             0                0             0      250,000            0              0
7.50                  25,000            0        25,000                0             0            0            0              0
9.68                  50,000            0        50,000                0             0            0            0              0
10.00                 25,000            0        25,000                0             0            0            0              0
10.00                250,000            0             0                0             0      250,000            0              0
12.00                250,000            0       250,000                0             0            0            0              0
14.00                350,000            0             0                0             0      350,000            0              0
18.00                250,000            0       250,000                0             0            0            0              0
25.00                150,000            0       250,000                0             0      150,000            0              0

2.00                 Expired       50,000  *          0           50,000             0            0       50,000              0
ESOP                  51,700 *     47,375  *     35,700           14,625        16,000            0            0         10,250
ESOP                 228,207      104,000       114,908           69,000        56,800            0       10,350              0
             -----------------------------   ----------------------------  -------------------------  --------------------------

                   2,993,548   12,767,918     1,089,374       12,050,168       422,800    2,150,000       60,350        497,750
             =============================   ============================  =========================  ==========================

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

          Future obligations under the non-cancelable lease terms are:

                            Period Ending
                             November 30,                      Amount
                             -----------                       ------
                               2000                           $ 20,348
                               2000                            151,766
                               2002                             95,059
                               2003                           $ 20,750
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

NOTE 18 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the Months Ended November, 2000
                                                           -----------------------------------
                                                      Income          Shares              Per-Share
                                                    (Numerator     (Denominator)            Amount
                                                    ----------     -----------             -------
         Net Income                                 $  70,339

         Basic EPS:
          Income available to common stockholders      70,339       26,316,993            $ 0.002
                                                                                          =======

         Effect of Dilutive Securities
           Warrants                                        0          153,614
                                                     --------         --------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.               $  70,339       26,470,607             $ 0.002
                                                    ==========     ===========             =======

                                                             For the Months Ended August, 2000
                                                      Income            Shares           Per-Share
                                                    (Numerator       (Denominator)        Amount

         Net Income                                $  193,041

         Basic EPS:
          Income available to common stockholders     193,041       19,073,071             $ 0.01
                                                                                           ======

         Effect of Dilutive Securities
           Warrants                                         0        3,306,183
                                                   ----------       ------------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.              $  193,041       22,379,35              $ 0.01
                                                   ==========       ===========            ======

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

NOTE 20 - RETIREMENT PLANS:

         During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the months ended November 30, 2000 and 1999, employee contributions were approximately $323,449 and $120,045, respectively. The Company matched approximately $85,648 and $22,765, respectively for those same periods.

         Subsequent to November 30, 2000, the Board of Directors approved a stock repurchase program for up to 500,000 shares of the Company's common stock whereby these shares may be used for issuance under this plan. (see Note 23)

NOTE 21 - MAJOR CUSTOMER:

         The Company had gross revenues of $1,866,000 and $656,000 for the three months ended November 30, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                                            November 30, 2000              November 30, 1999
              Customer                                    Amount     Percentage         Amount          Percentage
                                                        -----------------------      -----------------------------
              Chevron Phillips Chemical Company         $  205,975     11.02%        $      - 0 -          0.00 %

              Sprint PC                                 $  387,601     20.75%        $      - 0 -          0.00 %
                                                        ==========     =====         =============         ====

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

                               For three months ended November 30, 2000

                                                                        Atlantic
                                                      Eagle             Pacific     Eliminations   Consolidated
                                                    -----------------------------------------------------------
         Revenues from Unaffiliated Customers          526,869         1,339,117             0       1,865,986
         Segment Profit / (Loss)                       105,989           (10,798)            0          95,190
         Total Assets                               58,816,057         2,572,480      (765,069)     60,623,469
         Capital Expenditures                           46,703            15,280             0          61,983
         Depreciation and Amortization                 179,705            23,600             0         203,305


                               For three months ended November 30, 1999


                                                      Eagle       Eliminations       Consolidated
                                                    -----------------------------------------------------------
         Revenues from Unaffiliated Customers          656,369         0                  656,369
         Segment Profit / (Loss)                        68,530         0                   68,530
         Total Assets                               11,396,560         0               11,396,560
         Capital Expenditures                            4,000         0                    4,000
         Depreciation and Amortization                  33,000         0                   33,000

NOTE 23 - LOANS AND TRANSACTIONS WITH CLEARWORKS.NET, INC. :

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

         OVERVIEW

         During the three months ended November 30, 2000, the Company's primary operations were concentrated in the on-going set-top box development and related beta testing, marketing of wireless infrastructure, cabling, multi-media devices and high definition television products at major trade and convention shows. These new products are currently being tested by multinational distribution companies, internet service providers, national retail distribution companies and multiple international hotel companies. The Company expects to complete most beta testing during the second quarter ending February 28, 2001. During this period, we commenced significant joint sales, financing and integration planning activities with Clearworks.net, Inc, our merger partner. These activities included, but were not limited to, joint sales of commercial and residential bundled digital services, cabling to various educational institutions, financing of the expansion of Clearworks.net broadband infrastructure in Texas and joint product presentation at COMDEX, a national trade and conference show. In accordance with this strategy, Eagle entered into an acquisition agreement with ClearWorks.net that, if closed, Eagle believes will integrate their wireless and broadband products and services to a wide range of customers and applications.

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

         RECEIVABLES

         For the three months ended November 30, 2000, Eagle accounts receivables increased to $10,459,000 from $9,902,000 at August 31, 2000.

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

         INVENTORY

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2000, Eagle's inventory consisted of $6,531,000 as compared to $2,335,000 at November 30, 1999. The additional inventory is primarily attributable to Eagle's set top devices and cabling held for sale.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

         NET SALES. For the three months ended November 30, 2000, net sales increased to $1,866,000 from $656,000 during the three months ended November 30, 1999. The increase of 284% was primarily attributable to added sales from Atlanticpacific and Comtel.

         COST OF GOODS SOLD. For the three months ended November 30, 2000, cost of goods sold on Eagle's product sales increased to $1,082,193 from $251,000 during the three months ended November 30, 1999. The increase of 266% is primarily associated with the cable and fiber products, these expenses were not present in the three months ended November 30, 1999, financial statements. Eagle's gross profit increased to $784,000 from $405,000 during the three months ended November 30, 2000.

         OPERATING EXPENSES. For the three months ended November 30, 2000, operating expenses increased to $1,449,000 from $535,000 during the three months ended November 30, 1999, an increase of 270%. The 270% increase in operating expense for the three months ended November 30, 2000, is attributable to the acquisition of AtlanticPacific and Comtel, that were not present in the three months ended November 30, 1999, listed below are the primary portions that make up the increase:

         A $365, 802 increase in salaries, or 277%, as a result of additional people to payroll and expanding of business operations, through the acquisitions.

         A $123,175 increase in advertising and promotion, or 4,100%, due to an increase in attendance at conventions and trade shows on a world wide basis.

         A $142,810 increase in depreciation and amortization, or 890%, is due to an increase in goodwill and purchase of additional assets through normal business operation and the acquisitions of AtlanticPacific and Comtel.

         A $367,000 increase in other support costs, or 27%, is attributable to the additional locations and costs associated with these other operations, which were obtained through the acquisitions.

         NET EARNINGS. For the three months ended November 30, 2000, Eagle's net earnings decreased to $63,000 from $68,000 during the three months ended November 20, 1999.

         CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $908,000 in the three months ended November 30, 2000, compared to $635,000 in the three months ended November 30, 1999. The increase in net cash used by operating activities was primarily attributable to an increase in receivables and inventory. Eagle's investing activities used net cash of $2,539,000 in the three months ended November 30, 2000, compared to $34,000 in the three months ended November 30, 1999. The increase was due primarily to investment in acquisitions and purchase of equipment. Eagle's financing activities provided cash of $2,730,000, in the three months ended November 30, 2000, compared to $1,519,000 in the three months ended November 30, 1999. The increase was primarily the result the exercise of outstanding warrants during the three months ended November 30, 2000.

         LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the three months ended November 30, 2000 totaled $49,918,000 as compared to $11,397,000 reported for the three months ended November 30, 1999. Of this amount, $31,629,000 consisted of cash. Eagle's increase in current assets is primarily due to its substantial increase in cash received from the exercise of outstanding warrants during the three months ended November 30, 2000. Eagle believes that its working capital of $46,667,000 as of November 30, 2000 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. As of November 30, 2000, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORT S ON FORM 8-K

                (a) Exhibit
                    None
                (b) Reports on Form 8-K
                    None


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