Form 10QSB/A
period 2001-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-09-13
CIK 1023139

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


PART 1 - FINANCIAL INFORMATION

                                                                          PAGE

         Item 1. Financial Statements (Unaudited)

                 Balance Sheets at February 28, 2001 and August 31, 2000    3

                 Statements of Income for the Six Months Ended
                 February 28, 2001 and 2000                                 4

                 Statements of Changes In Shareholders' Equity
                 for the Six Months Ended February 28, 2001 and 2000        5

                 Statements of Cash Flows for the Six Months Ended
                 February 28, 2001 and 2000                                 6

                 Notes to the Financial Statements                         7-23

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      23-24

PART 2 - OTHER INFORMATION

         Item 1. Legal Proceedings                                         24

         Item 2. Recent Sales of Unregistered Securities or Changes
                 in Securities and Use of Proceeds.                        25

         Item 3. Defaults Upon Senior Securities                           25

         Item 4. Submission of Matters to a Vote of Security Holders       25

         Item 5. Other Information                                         25

         Item 6. Exhibits and Reports on Form 8-K                          25

SIGNATURES                                                                 25

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                    FEBRUARY 28,        AUGUST 31,
                                                                       2001                2000
                                                                    (UNAUDITED)         (AUDITED)
                                                                  ----------------------------------
CURRENT ASSETS
      Cash and Cash Equivalents (Notes 1 & 9)                        $  27,311          $  32,346
      Accounts Receivable (Note 2)                                      10,473              9,902
      Inventories (Note 1)                                               7,913              5,756
      Notes Receivable                                                      --                971
      Prepaid Expenses                                                     925                716
                                                                     ---------          ---------
           TOTAL CURRENT ASSETS                                         46,622             49,691

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
      Operating Equipment                                               14,759              2,703
      Less: Accumulated Depreciation                                    (1,268)            (1,023)
                                                                     ---------          ---------
           TOTAL PROPERTY AND EQUIPMENT                                 13,491              1,680

OTHER ASSETS:
      Deferred Syndication (Note 1)                                         --                270
      Intangible Assets (Notes 1, 3 & 4)                               106,667              6,137
      Less: Accumulated Amortization                                      (689)              (194)
      Other Assets, principally security deposits                          217                 57
                                                                     ---------          ---------
           TOTAL OTHER ASSETS                                          106,195              6,270
                                                                     ---------          ---------

TOTAL ASSETS                                                         $ 166,308          $  57,641
                                                                     =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                               $   8,009          $   2,007
      Accrued Expenses                                                   4,979                308
      Notes Payable (Note 5)                                             2,720                 42
      Line of Credit (Note 7)                                            1,211                266
      Capital Lease Obligations (Note 6)                                    70                 59
      Federal Income Taxes Payable (Notes 1 & 10)                          772                736
      Other Payables                                                       136                 57
      Sales Taxes Payable                                                  706                 17
      Deferred Taxes (Note 10)                                              --                 15
                                                                     ---------          ---------
           TOTAL CURRENT LIABILITIES                                    18,603              3,507

LONG-TERM LIABILITIES:
      Capital Lease Obligations
        (net of current maturities) (Note 6)                                47                 41
      Deferred Taxes (Note 10)                                              --                 32
      Long-Term Debt                                                        79                 --
                                                                     ---------          ---------
           TOTAL LONG-TERM LIABILITIES                                     126                 73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value
           Authorized 5,000,000 shares
           Issued -0- shares                                                --                 --
      Common Stock - $.001 par value
           Authorized 100,000,000 shares
           Issued and Outstanding at February 28, 2001
           and August 31, 2000 55,977,216 and
           25,609,263, respectively                                         55                 26
      Paid in Capital                                                  145,677             52,160
      Unrealized Gain on marketable securities                           1,189               --
      Retained Earnings                                                    658              1,875
                                                                     ---------          ---------
           TOTAL SHAREHOLDERS' EQUITY                                  147,579             54,061
                                                                     ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 166,308          $  57,641
                                                                     =========          =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)


                                                              Three months      Three months        Six months        Six months
                                                                  ended             ended             ended             ended
                                                               February 28,      February 29,      February 28,      February 29,
                                                                  2001               2000             2001               2000
                                                             ---------------------------------------------------------------------
Net sales:
    Integration services                                         $   132           $    --           $   132           $    --
    Structured wiring                                              1,594                --             1,594                --
    Broadband services                                                73                --                73                --
    Products                                                       2,870             1,247             4,736             1,903
    Other                                                            127                --               127                --
                                                             ---------------------------------------------------------------------
Total sales                                                        4,797             1,247             6,663             1,903
                                                             ---------------------------------------------------------------------
Costs of goods sold:
    Materials other than cable and wire                               32               225               535               332
    Direct labor and related costs                                   245               235               772               353
    Integration services and materials                               309                --               309                --
    Products                                                       1,947                --             1,947                --
    Structured wiring labor and materials                            757                --               757                --
    Broadband costs                                                   50                --                50                --
    Depreciation and amortization                                    208                17               252                34
    Other manufacturing costs                                        105                42               113                49
                                                             ---------------------------------------------------------------------
Total costs of goods sold                                          3,652               519             4,734               770
                                                             ---------------------------------------------------------------------

Gross profit                                                       1,145               728             1,929             1,133
                                                             ---------------------------------------------------------------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs                                 1,436               210             1,966               342
        Advertising and promotion                                    136                29               263                32
        Depreciation and amortization                                329                39               488                55
        Other support costs                                          717               279               884               532
        Research and Development                                     189               125               687               256
                                                             ---------------------------------------------------------------------
Total operating expenses                                           2,807               682             4,288             1,216
                                                             ---------------------------------------------------------------------

Income (loss) from operations                                     (1,662)               46            (2,359)              (83)

Other income, principally interest income                            382               192             1,142               443
                                                             ---------------------------------------------------------------------

Earnings (loss) Before Income Taxes & Loss From Minority
Interest in Affiliate                                             (1,280)              238            (1,217)              361
                                                             ---------------------------------------------------------------------

Gain/(Loss) From Minority Interest in Affiliate                       --                --                --               (37)

Income (loss) before income taxes                                 (1,280)              238            (1,217)              323

Provisions for income taxes                                           --                83                --               100
                                                             ---------------------------------------------------------------------
Net earnings (loss)                                               (1,280)              155            (1,217)              223
Comprehensive income, net of tax
Unrealized holding gain                                            1,182                               1,189
                                                             ---------------------------------------------------------------------
Comprehensive income / (loss)                                    $   (98)              155           $   (28)              223
                                                             =====================================================================
Net earnings (loss) per common share:
Basic                                                            $ (0.03)          $  0.01           $ (0.04)          $  0.02
Diluted                                                          $ (0.03)          $  0.01           $ (0.04)          $  0.02
Comprehensive income - (loss)                                    $   nil           $  0.01           $   nil           $  0.02


              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                     ADDITIONAL                           TOTAL
       AUGUST 31, 1999                        COMMON STOCK             PREFERRED      PAID IN          RETAINED       SHAREHOLDER'S
    TO FEBRUARY 28, 2001                  SHARES        VALUE            STOCK        CAPITAL          EARNINGS          EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 1999                   13,480       $    13        $  ---         $  7,181          $  1,700         $  8,894

Net Earnings 2000                                                                                            193              193

New Stock Issued:
   Issuance of Common Stock
      For Acquisitions                        869             1                          3,661                              3,662
      For Services and Compensation           981             1                          1,642                              1,643
      For Warrant Conversion                9,411             9                         38,559                             38,568
      For Debt Conversion                     828             1                          1,612                              1,613
      For Employee Stock Option Plan           40             1                            158                                158

Syndication Costs                                                                         (653)                              (653)

Unrealized Holding Loss                                                                                      (18)             (18)
                                        ---------     ----------    ----------     -----------       -----------      -----------

Total Shareholders' Equity
   As of August 31, 2000                   25,609            26            ---          52,160             1,875           54,061
                                        ---------     ----------    ----------     -----------       -----------      -----------

Net Loss for Six Months
    Ended February 28, 2001                                                                               (1,217)          (1,217)
New Stock Issued:
   Issuance of Common Stock
      For Services and Compensation            63                                          546                                546
      For Warrants Conversion                 645                                        1,078                              3,506
      For Employee Stock Option Plan           96                                          192                                192
      For Acquisition of ClearWorks, Inc.  35,287            35                         99,762                             99,797
      For Licenses and Investments            500                                        2,428                              2,428


Syndication Costs                                                                         (876)                              (876)

Retirement of ESOP Shares                    (347)                                        (994)                              (994)

Treasury Stock                             (5,877)           (6)                        (8,619)                            (8,625)

Unrealized Holding Gain                                                                                    1,189            1,189
                                        ---------     ----------    ----------     -----------       -----------      -----------


Total Shareholders' Equity
   As of February 28, 2001                 55,976       $    55       $   ---       $  145,677        $    1,847       $  147,579
                                        =========     ==========    ==========     ===========       ===========      ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                               FEBRUARY 28,
                                                                                        2001                2000
                                                                                     (UNAUDITED)         (UNAUDITED)
                                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Earnings / (Loss)                                                           $ (1,217)           $    223

      Adjustments to Reconcile Net Earnings to Net Cash
       Used by Operating Activities:
        Stock for Services Rendered                                                        738                  --
        Depreciation and Amortization                                                      740                 344
        Changes in Assets and Liabilities, Net of Effects from Purchase of ClearWorks.Net
          (Increase) / Decrease in Accounts Receivable                                   4,864              (1,720)
          (Increase) / Decrease in Inventories                                           3,239              (1,181)
          (Increase) / Decrease in Prepaid Expenses                                        187                  40
          Increase / (Decrease) in Accounts Payable                                        602               2,142
          Increase / (Decrease) in Accrued Expenses                                         --                  29
          Increase / (Decrease) in Deferred Revenues                                        --                (480)
          Increase / (Decrease) in Deferred Taxes                                          (15)                  8
          Increase / (Decrease) in Federal Income Taxes Payable                             --                (368)
          Increase / (Decrease) in Franchise Taxes Payable                                  --                   4
                                                                                      --------            --------

        Total Adjustments                                                               10,355              (1,182)
                                                                                      --------            --------

      Net Cash (Used) / Provided by Operating Activities                                 9,138                (959)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Property and Equipment                                              (5,486)               (664)
        Purchase of ClearWorks.Net, Net of Cash Acquired                                (7,654)                 --
        (Increase) / Decrease in Other Intangible Assets                                   (10)                 --
        (Increase) / Decrease in Other Assets                                              (81)               (232)
                                                                                      --------            --------

      Net Cash Used by Investing Activities                                            (13,231)               (896)

CASH FLOWS FROM FINANCING ACTIVITIES
        Increase / (Decrease) in Notes Payable                                            (589)                461
        Increase / (Decrease) in Line of Credit                                           (405)                 --
        Increase / (Decrease) in Deferred Taxes                                            (32)
        Repurchase of ESOP Shares                                                         (994)                 --
        Proceeds from Sale of Common Stock, Net                                          1,078               8,891
                                                                                      --------            --------

      Net Cash Used by Financing Activities                                               (942)              9,352

      Net Increase / (Decrease) in Cash                                                 (5,035)              7,497

CASH AT BEGINNING OF THE PERIOD                                                         32,346                 188
                                                                                      --------            --------

CASH AT THE END OF THE PERIOD                                                         $ 27,311            $  7,685
                                                                                      ========            ========

        Supplemental Disclosures of Cash Flow Information:
        Net cash paid during the year for:
             Interest                                                                 $    144            $     --
             Income Taxes                                                             $     --            $     --


Supplemental Non-Cash Investing Activities - See Note 3 & 4.

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

B)       Cash and Cash Equivalents

         The Company has $27,311 and $32,346, in thousands, invested in interest bearing accounts and marketable securities (Note 9) at February 28, 2001 and August 31, 2000, respectively.

C)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                         YEARS
                                                        -------
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

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:


                                       February 28,    August 31,
                                          2001            2000
                                       ----------      ---------
             Raw Materials          $       5,603   $      2,823
             Work in Process                1,000          2,933
             Finished Goods                 1,283            ---
                                       ----------      ---------
                                    $       7,913   $      5,756
                                       ==========      =========

E)       Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the Eagle, Broadband Magic.com, Inc., ClearWorks.Net and AtlanticPacific names. Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenue from these products is recognized when the product is shipped. ClearWorks.Net, recognizes revenue and the related costs at the time the services are rendered. Revenue is derived from fees charged for the delivery of Bundled Digital Services, integration services and cabling and wiring. Long-term contracts are treated the same as the parent company. AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned. Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

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

                                                   FEBRUARY 28, 2001       AUGUST 31, 2000
                                                   -----------------       ---------------
            Weighted Average Number of Common
                Shares Outstanding Including:

            Primary Common Stock Equivalents             32,156                 19,073
            Fully Dilutive Common Stock Equivalents      32,299                 22,379


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

J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over five (5) years for Atlantic Pacific and Comtel and twenty-five (25) years for ClearWorks.Net contract rights.

         Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over ten (10) years and twenty (20) years, respectively.

K)       Advertising Costs

         Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the six months ended February 28, 2001, the Company has expensed $263,000 with $374,000 remaining in prepaid expenses. Prior to fiscal 2000, the Company had no contractual arrangements, therefore all advertising related costs were expensed as incurred.

L)       Deferred Syndication Costs

         Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all deferred syndication costs are charged to additional paid in capital.

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

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Comprehensive Income." For the fiscal year ended August 31, 2000, no other comprehensive income existed.

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the six months ended February 28, 2001 to facilitate comparison to the six months ended February 29, 2000 and August 31, 2000.

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support costs for the six months ending February 28, 2001 and February 29, 2000:

                                              2001           2000
                                           --------        -------
            Rent                        $      192       $    155
            Travel                             117            119
            Utilities                           54             37
            Professional                       317            112
            Office Supplies                     55             28
            Insurance                           21             22
            Conventions                         32             24
            Postage & Delivery                  26             22
            Taxes                               10             10
            Other                               61              3
                                          --------        -------
            Total                       $      884       $    532
                                          ========        =======

NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following, in thousands:

                                                    February 28,   August 31,
                                                       2001           2000
                                                   -------------  -----------
             Accounts Receivable                     $11,005        $ 9,991
             Allowance for Doubtful Accounts             532             89
                                                     -------        -------
             Net Accounts Receivable                 $10,473        $ 9,902
                                                     =======        =======

NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

         Components of property, plant & equipment are as follows, in thousands:

                                                    February 28,   August 31,
                                                       2001          2000
                                                    ------------  -----------

             Automobile                             $     894     $      58
             Head In Facility                           4,903            --
             Furniture & Fixtures                         581           140
             Leasehold Improvements                        56            24
             Hardware & Software                        1,401            --
             Office Equipment                             908           721
             Property, Manufacturing & Equipment        6,016         1,760
                                                    ---------     ---------

             Total Property, Plant & Equipment      $  14,759     $   2,703
             Less: Accumulated Depreciation            (1,268)       (1,023)
                                                    ---------     ---------
             Net Property, Plant & Equipment        $  13,491     $   1,680
                                                    =========     =========

      Components of intangible assets are as follows, in thousands:

                                                    February 28,   August 31,
                                                       2001          2000
                                                   ----------      ---------

             Goodwill                               $   5,966     $   5,966
             Contract Rights                           74,513            --
             Licenses and Permits                      26,188           171
                                                    ---------     ---------

             Total Intangible Assets                $ 106,667     $   6,137
             Less: Accumulated Amortization              (689)         (194)
                                                    ---------     ---------
             Net Intangible Assets                  $ 150,978     $   5,943
                                                    =========     =========

NOTE 4 - BUSINESS COMBINATIONS:

         On February 1, 2001, the Company completed the purchase of ClearWorks.Net, Inc. and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link-Two Communications, Inc. and LD Connect, Inc. (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $115 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The source of funds for the acquisition was a combination of cash and common stock totaling approximately $115 million. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc. common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920, other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         On January 1, 2000, the Company acquired APC in a business combination accounted for as a purchase. APC is primarily engaged in the nationwide sales and installation of fiber and cable to commercial enterprises. The Company issued 518,919 shares of common stock valued at $2,044,541 to acquire the net assets of APC. The Company allocated (in thousands) the acquisition costs to current assets of $395, property, plant and equipment of $125, intangible assets of $3,663, other assets of $1 and assumed liabilities of accounts payable and accrued expenses of $1,760, bank lines of credit and notes of $380 for a total acquisition of $2,044. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         Concurrently with the closing of this acquisition the Company entered into a two-year agreement with the former principals of APC. These principals may earn up to 3,000,000 shares of common stock based on accumulated sales goals. Under the terms of the agreement, the Company will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period commencing January 1, 2000. These contingencies and attainment thereof are considered remote and, accordingly, have been excluded from the determination of the acquisition price.

         On January 1, 2000, the Company acquired Comtel in a business combination accounted for as a purchase. Comtel is primarily engaged in the sales and installation of fiber and cable to commercial enterprises in Texas and Louisiana. The Company issued 300,000 shares of common stock valued at $1,182,000 to acquire the net assets of Comtel. The Company allocated (in thousands) the acquisition costs to current assets of $968, property, plant and equipment of $67, intangible assets of $1,879, and assumed liabilities of accounts payable and accrued expenses of $1,459, bank lines of credit and notes of $273 for a total acquisition of $1,182. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         On March 17, 2000, the Company acquired ETI in a business combination accounted for as a purchase. ETI specializes in the development of leading edge, innovative, commercial, industrial and military technologies. The Company issued 50,000 shares of common stock valued at $437,500 to acquire the net assets of ETI. The Company allocated (in thousands) the acquisition costs to property, plant and equipment of $13, intangible assets of $424, for a total acquisition of $437. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         The following unaudited pro forma combined condensed financial statement has been prepared to give effect to the acquisition of ClearWorks. The acquisition of ClearWorks has been accounted for using the purchase method of accounting pursuant to APB 16, the effects of which are reflected in the accompanying pro forma financial statement.

         Unaudited pro forma combined condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or result of operations that would have actually been reported had the merger occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations. The unaudited pro forma combined condensed financial statement is based upon the respective historical consolidated financial statements of Eagle and ClearWorks and notes thereto. The unaudited pro forma combined condensed financial statement does not incorporate, nor does it assume any benefits from cost savings or synergies of operations of the combined company. This transaction is reflected in the Eagle Wireless International, Inc. balance sheet at February 28, 2001, and accordingly any reference to balance sheet information is included in the form accompanying financial information.

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 1999.

                                                        For the fiscal year ended August 31, 2000
                                                                Income Statement Pro Forma
                                                                       (IN THOUSANDS)



                                            EAGLE WIRELESS                           PRO FORMA         COMBINED
                                            INTERNATIONAL       CLEARWORKS.NET          ADJ.            TOTALS
                                            --------------      --------------      -----------       ----------
               Total Revenues                 $   5,240          $   21,447          $    ---         $  26,687
               Operating Expenses                 4,951              48,804               ---            22,775
                                              ---------          ----------          --------         ---------
               Net Income / (Loss)            $     289          $  (27,357)         $    ---         $ (27,068)
                                              =========          ----------          --------         ---------


                                                                       Earnings Per Share
                       Basic                                                                             $(0.68)
                                                                                                         ======
                       Diluted                                                                           $(0.63)
                                                                                                         ======

                       Basic Shares                                                                      39,806
                       Diluted Shares                                                                    42,965

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 2000.

                                              For the six months ended February 28, 2001
                                                      Income Statement Pro Forma
                                                             (IN THOUSANDS)

                                           EAGLE WIRELESS                      PRO FORMA (1)        COMBINED
                                           INTERNATIONAL    CLEARWORKS.NET         ADJ.              TOTALS
                                           --------------   --------------     -------------       ----------
                Total Revenues              $   3,917        $   21,711         $      ---         $  25,628
                Operating Expenses              5,375            45,724             15,324            35,775
                                            ---------        ----------         ----------         ---------
                Net Loss                    $  (1,458)       $  (24,013)        $   15,324         $ (10,147)
                                            ---------        ----------         ----------         ---------

                                                                      Earnings Per Share
                          Basic                                                                      $(0.17)
                                                                                                     ======
                          Diluted                                                                    $(0.17)
                                                                                                     ======

                          Basic Shares                                                               59,688
                          Diluted Shares                                                             59,831

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred December 1, 2000.

                                                               For the three months ended February 28, 2001
                                                                      Income Statement Pro Forma
                                                                             (IN THOUSANDS)

                                               EAGLE WIRELESS                          PRO FORMA         COMBINED
                                               INTERNATIONAL        CLEARWORKS.NET        ADJ.            TOTALS
                                              ----------------     ---------------   ------------      ------------
                 Total Revenues                 $      485           $    8,827        $     ---        $    9,312
                 Operating Expenses                  1,152               15,740              ---            16,892
                                                ----------           ----------        ---------        ----------
                 Net Loss                       $     (667)          $   (6,913)       $     ---        $   (7,580)
                                                ==========           ----------        ---------        ----------

                                                                             Earnings Per Share
                            Basic                                                                           $(0.13)
                                                                                                            ======
                            Diluted                                                                         $(0.13)
                                                                                                            ======

                            Basic Shares                                                                    59,688
                            Diluted Shares                                                                  59,831

           (1) Interest expense, incentive compensation and other services paid to settle contracts and debts which items are not reoccurring in future operations.

NOTE 5 - NOTES PAYABLE:

         The following table lists the Company's note obligations as of February 28, 2001 and August 31, 2000, in thousands:


                                                        Annual                                              Amount
                                                       Interest                               February 28,         August 31,
                                                         Rate                 Due Date            2001                2000
                                                   ----------------      ----------------     --------------      ------------
                    Vehicles                            Various               Various          $     106           $      ---
                    6% Convertible Debenture
                    (Note8)                             6.0%                  Demand               2,000                  ---
                    Hou-Tex                             10.0%                 Demand                 500                  ---
                    Other                               Various               Various                193                   42
                                                                                               ---------           ----------

                    Total notes payable                                                        $   2,799           $       42
                    Less current portion                                                          (2,720)                 (42)
                                                                                               ---------           ----------

                    Total long-term debt                                                       $      79           $      ---
                                                                                               =========           ==========

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

         Minimum future lease payment under capital lease as of February 28, 2001 for each of the next five years and in the aggregate are, in thousands:

                  Period Ended                           Amount
                                                       ---------
                     2002                               $    70
                     2003                                    34
                     2004                                    13
                                                        -------

                  Total minimum lease payment               117
                                                        -------
                  Less: Amount representing interest         14
                                                        -------
                  Present value of net
                  minimum lease payments                $   103
                                                        =======

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

         At February 28, 2001, the securities had an original basis of $1,376,824; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the February 28, 2001 balance sheet date, the fair market value of these securities was $2,566,151; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included below current earnings in "Comprehensive Income".

                 Security Name             Cost Basis        Current FMV
              ------------------          ------------      -------------
              Citicorp                        49,900             49,063
              CMC Security                    16,660             16,979
              Countrywide                     17,348             17,820
              CWMBS                           44,655             45,490
              FHLMC                          205,814            209,549
              FHLMG                           26,723             26,305
              FNMA                            11,677             12,082
              Fannie Mae                      31,810             32,286
              FNMA Gtd.                      162,558            164,687
              GE Capital                      15,559             15,732
              GNMA                            88,736             87,957
              Headlands                       41,732             42,624
              Norwest                         12,717             12,935
              Prudential                      32,260             32,641
              Westam                          18,674             19,125
                                         ------------       ------------
              Totals                         776,823            785,275
                                         ============       ============

         Other marketable securities, Urbana and Busrt.com, with a cost basis of $600,000 and fair market value of $1,780,875 are included in non-current investment category and are not currently held for resale.

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                        AUGUST 31,
                                                      -------------
                                                      2000     1999
                                                      ----     ----
                                                       %         %
            U.S. Federal Statutory Tax Rate            34        34
            U.S. Valuation Difference                 (1)         1
                                                      ---        --
            Effective U.S. Tax Rate                    33        35
            Foreign Tax Valuation                       0         0
                                                        -         -
            Effective Tax Rate                         33        35
                                                       ==        ==


         Items giving rise to deferred tax assets / liabilities are as follows:

                                                              August 31,
                                                         2000          1999
                                                      -----------------------
            Deferred Tax Assets:

                 Tax Loss Carry-forward               $       0      $      0
                                                      ---------      --------

            Deferred Tax Liability:

                 Depreciation                            47,480        13,852
                                                      ---------      --------

            Valuation Allowance                               0             0
                                                              -             -

                 Net Deferred Tax Asset / Liability   $  47,480      $ 13,852
                                                      =========      ========

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

                                                                 ---------
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

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:



               Warrants Issued             Warrants Exercisable               Warrants                    Warrants Expired
Class of        February 28,                   February 28,             Non-            Non-                February 28,
Warrants      2001        2000              2001        2000         Exercisable     Registered          2001           2000
--------    ---------------------        -----------------------    -----------------------------      -----------------------
1.50        600,000             0               0            0         350,000         250,000               0              0
1.55         50,000             0          25,000            0               0               0               0              0
1.75         20,000             0          13,766            0               0               0               0              0
2.00         25,000             0          25,000            0               0               0               0              0
3.00         50,000             0          50,000            0               0               0               0              0
4.50         25,000             0               0            0               0               0               0              0
7.00        100,000             0               0            0               0         100,000               0              0
7.49        250,000             0               0            0               0         250,000               0              0
7.50         25,000             0          25,000            0               0               0               0              0
9.68         50,000             0          50,000            0               0               0               0              0
10.00        25,000             0          25,000            0               0               0               0              0
10.00       250,000             0               0            0               0         250,000               0              0
12.00       250,000             0         250,000            0               0               0               0              0
14.00       350,000             0               0            0               0         350,000               0              0
18.00       250,000             0         250,000            0               0               0               0              0
25.00       150,000             0         250,000            0               0         150,000               0              0

2.00        Expired             0  *            0            0               0               0          50,000              0
ESOP        281,474  *          0  *      127,525            0         153,949               0               0              0
ESOP        129,000       192,407          43,500       82,250          85,500               0          10,350         41,875
         ------------------------       ----------------------       -------------------------        -----------------------
          2,880,474       192,407       1,134,791       82,250         589,449       1,350,000          60,350         41,875
         ========================       ======================       =========================        =======================

AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED FEBRUARY 28, 2001 AND 2000, RESPECTIVELY.


NOTE 13 - CAPITALIZATION ACTIVITIES:

         On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of February 28, 2001, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

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


              Future obligations under the non-cancelable lease terms are:


                                PERIOD ENDING
                                 FEBRUARY 28,              AMOUNT
                                -------------            ----------
                                    2001                 $  254,125
                                    2002                    274,565
                                    2003                     76,274
                                                         ----------
                                   Total                 $  604,964
                                                         ==========


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

NOTE 17 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                     FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                                    --------------------------------------------
                                                       INCOME         SHARES          PER-SHARE
                                                     (NUMERATOR)   (DENOMINATOR)        AMOUNT
                                                    -------------  --------------    -----------
      Net Income                                       $(1,217)

      Basic EPS:
       Income available to common stockholders          (1,217)        32,156          $   0.04
                                                                                       ========

      Effect of Dilutive Securities
        Warrants                                            --            154
                                                       -------          -----

      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                      $(1,217)        32,299          $   0.04
                                                       =======        =======          ========

                                                             FOR THE FISCAL YEAR ENDED AUGUST, 2000
                                                       ------------------------------------------------
                                                         INCOME             SHARES           PER-SHARE
                                                       (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                       ------------     ----------------    -----------
      Net Income                                          $  193

      Basic EPS:
       Income available to common stockholders               193            19,073            $   0.01
                                                                                              ========

      Effect of Dilutive Securities
        Warrants                                              --             3,306
                                                          ------            ------

      Diluted EPS:
        Income available to common stockholders
          and assumed conversions                         $  193            22,379            $   0.01
                                                          ======            ======            ========

         For the Months ended February 28, 2001 and August 31, 2000, anti-dilutive securities existed. (see Note 12)

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

                                           FEBRUARY 28, 2001           FEBRUARY 29, 2000
             CUSTOMER                    AMOUNT     PERCENTAGE       AMOUNT       PERCENTAGE
             --------                 ------------------------      -------------------------
             Enron                    $  866,000       18.1%        $   -0-          0.0 %

             Sprint PC                $  638,000       13.3%        $   -0-          0.0 %


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


                                                For six months ended February 28, 2001
                                                            (In Thousands)

                             Eagle / Elim.   APC / SW       COMM        HSI    UCG / INT      Link II       .Net   Consolidated
                            ------------------------------------------------------------------------------------------------------
Revenue                             1,012       2,904       71 *       246 *     2,426 *         4 *          --       6,663
Segment Profit / (Loss)              (593)        210       (133)       (134)        (29)       (180)       (358)     (1,217)
Total Assets                      145,875       2,788      4,923         981       5,541       5,312         888     166,308
Capital Expenditures                   26          10        229          --          10           2          --         277
Dep. And Amort                        658          17         20           2           8          20          15         740


                                                For six months ended February 29, 2000
                                                            (In Thousands)

                             Eagle / Elim.   APC / SW       COMM        HSI    UCG / INT      Link II       .Net    Consolidated
                            ------------------------------------------------------------------------------------------------------

Revenue                               911         992         --          --          --          --          --       1,903
Segment Profit / (Loss)               158          65         --          --          --          --          --         223
Total Assets                       23,918       1,391         --          --          --          --          --      25,309
Capital Expenditures                  664          --         --          --          --          --          --         664
Dep. And Amort                        344          --         --          --          --          --          --         344


         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

         * Note that these revenues were only reported for a period of 28 days for the purpose of this consolidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with Eagle's financial statements and accompanying notes to the financial statements.

         OVERVIEW

         During the three months ended February 28, 2001, the Company's primary operations were concentrated in the completion of the merger with ClearWorks.Net, Inc., finalization of long-term set-top box sales agreements, marketing of wireless infrastructure, cabling, multi-media devices, high definition television products and sale of bundle digital services (BDS). The new combined company commenced a marketing program to significantly increased sales of commercial and residential bundled digital services, cabling to various educational institutions, financing of the expansion of Clearworks.Net broadband infrastructure in Texas and Arizona.

         REVENUE RECOGNITION

         The Company designs, manufactures, markets and services its products and services under the Eagle, Broadband Magic.com, Inc., ClearWorks.Net and AtlanticPacific names. Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenue from these products is recognized when the product is shipped. ClearWorks.Net, recognizes revenue and the related costs at the time the services are rendered. Revenue is derived from fees charged for the delivery of Bundled Digital Services, integration services and cabling and wiring. Long-term contracts are treated the same as the parent company. AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned. Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

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

         INVENTORY

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2001, Eagle's inventory total of $7,913,000 as compared to $5,756,000 at August 31, 2000. The additional inventory is primarily attributable to the set-top boxes and cabling.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

         NET SALES. For the three months ended February 28, 2001, net sales increased to $4,797,000 from $1,247,000 during the three months ended February 29, 2000. The increase was primarily attributable to added sales from Atlanticpacific, Comtel and ClearWorks.Net companies. Only twenty-eight days of sales from ClearWorks, UCG, Link Two were reported due to timing considerations.

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

         CHANGES IN CASH FLOW. Eagle's operating activities provided net cash of $9,138,000 in the six months ended February 28, 2001, compared to $959,000 used in the six months ended February 29, 2000. The increase in net cash provided by operating activities was primarily attributable to decrease in receivables and inventory. Eagle's investing activities used net cash of $13,231,000 in the six months ended February 28, 2001, compared to $896,000 in the six months ended February 29, 2000. The increase was due primarily to investment activities and purchase of equipment and the cash portion of the ClearWorks.Net acquisition. Eagle's financing activities used cash of $942,000, in the six months ended February 28, 2001, compared to $9,352,000 provided in the six months ended February 29, 2000. The decrease was primarily the result of the retirement of the ESOP Plan.

         LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the period ended February 28, 2001 totaled $46,622,000 as compared to $13,430,000 reported for the period ended February 29, 2000. Of this amount, $27,311,000 consisted of cash. Eagle believes that its working capital of $28,019,000 as of February 28, 2001 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and
         Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. As of February 28, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Approval of the issuance of ClearWorks.Net, Inc. shares.

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