Form 10KSB40/A
period 2000-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-11-02
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                SECOND AMENDMENT


-------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                       EAGLE WIRELESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-20011

                    Texas                               76-0494995
                    -----                               ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

  101 Courageous Drive, League City, Texas                77573
  -----------------------------------------               -----
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

                                Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

Issuer's revenues for its fiscal year ended August 31, 2000 were $5,239,670.

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on November 1, 2001 was $59,210,972. As of November 1, 2001 registrant had 59,210,971 shares of common stock outstanding.

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

                                                                      Eagle Common Stock
                                                                      ------------------
                                                                    High                  Low
-------------------------------------------------------------------------------------------------------------
FISCAL 1999
-------------------------------------------------------------------------------------------------------------
       Quarter ended November 30, 1998                           $2.00                 $1.09
-------------------------------------------------------------------------------------------------------------
       Quarter ended February 28, 1999                           $3.06                 $1.53
-------------------------------------------------------------------------------------------------------------
       Quarter ended May 31, 1999                                $2.81                 $1.66
-------------------------------------------------------------------------------------------------------------
       Quarter ended August 31, 1999                             $2.75                 $1.03
-------------------------------------------------------------------------------------------------------------
FISCAL 2000
-------------------------------------------------------------------------------------------------------------
        Quarter ended November 30, 1999                          $2.00                 $1.00
-------------------------------------------------------------------------------------------------------------
        Quarter ended February 29, 2000                          $19.00                $1.13
-------------------------------------------------------------------------------------------------------------
        Quarter ended May 31, 2000                               $19.50                $5.62
-------------------------------------------------------------------------------------------------------------
        Quarter ended August 31, 2000                            $8.75                 $5.62
-------------------------------------------------------------------------------------------------------------

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

         REVENUE RECOGNITION

The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., Broadband Magic.com, Inc., AtlanticPacific Communications, Inc. names.

EAGLE WIRELESS INTERNATIONAL
Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

BROADBAND MAGIC.COM
Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Revenue from these products is recognized when the product is shipped.

Eagle Wireless International and Broadband Magic.com engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

ATLANTIC PACIFIC COMMUNICATIONS
AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

ETOOLZ
Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2000 COMPARED TO THE YEAR ENDED AUGUST 31, 1999

NET SALES. For the year ended August 31, 2000, net sales increased to $5,239,670 from $2,217,275 during the year ended August 31, 1999. The increase of 136% was primarily attributable to added sales from Atlanticpacific and Comtel. These subsidiaries provide project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. Accounts Receivable Trade, net increased $960,844, of which, $865,311 is directly attributable to the acquisition, sales and accounts receivable activity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Eagle's directors and executive officers are:

NAME                              AGE     POSITION
H. Dean Cubley                    59      Chairman of the board of directors,
                                          president, and chief executive officer

Christopher W. "James" Futer      60      Director, executive vice president
                                          and chief operataing officer

A. L. Clifford                    55      Director

Dr. Glenn Allan Goerke            69      Director

Richard Royall                    54      Chief financial officer

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

                           SUMMARY COMPENSATION TABLE

                                         Annual
                                       Compensation        Long Term Compensation Award
                                       ------------        ----------------------------
                                                                                Securities
Name and                                                   Restricted           Underlying          All Other
Principal Positions           Year      Salary ($)     Stock Award(s) ($)    Options/SARs (#)    Compensation ($)
-------------------           ----      ----------     ------------------    ----------------    ----------------
H. Dean Cubley,
Chief Executive Officer       2000       $100,000              --                   --                  --
                              1999       $100,000              --                   --                  --
                              1998       $ 91,923              --                   --                  --

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are to be filed as part of the annual report:

         EXHIBIT NO.          IDENTIFICATION OF EXHIBIT
         Exhibit 3.1       Eagle Wireless International, Inc. Articles of
                           Incorporation, as Amended (incorporated by reference
                           to Exhibit 3.1 of Form SB-2 file no. 333-20011)
         Exhibit 3.2       Eagle Wireless International, Inc. Bylaws
                           (incorporated by reference to Exhibit 3.2 of Form
                           SB-2 file no. 333-20011)
         Exhibit 4.1       Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 of Form SB-2 file no.
                           333-20011)
         Exhibit 10.1      Asset Purchase Agreement between Eagle Telecom
                           International, Inc., a Delaware corporation and Eagle
                           Telecom International, Inc., a Texas corporation
                           (incorporated by reference to Exhibit 10.1 of Form
                           SB-2 file no. 333-20011)
         Exhibit 10.2      Stock Option Plan (incorporated by reference to
                           Exhibit 10.2 of Form SB-2 file no. 333-20011)
         Exhibit 10.3      Agreement and Plan of Reorganization dated September
                           15, 2000 (incorporated by reference to Exhibit 10.1
                           of Form S-4 file no. 333-49688)
         Exhibit 10.4      Stock Purchase Agreement between Eagle Wireless
                           International, Inc. and the shareholders of Comtel
                           Communications, Inc. (incorporated by  reference to
                           Exhibit 10.4 of Form 10-KSB filed on  December 13,
                           2000)
         Exhibit 10.5      Stock Purchase Agreement between Eagle Wireless
                           International, Inc. and the shareholders of Atlantic
                           Pacific Communications, Inc. (incorporated by
                           reference to Exhibit 10.4 of Form 10-KSB filed on
                           December 13, 2000)
         Exhibit 10.6      Stock Purchase Agreement between Eagle Wireless
                           International, Inc. and the shareholders of eToolz,
                           Inc. (incorporated by  reference to Exhibit 10.4 of
                           Form 10-KSB filed on  December 13, 2000)
         Exhibit 21.1      List of Subsidiaries (incorporated by reference to
                           Exhibit 21.1 of Form S-4 file no. 333-49688)
         Exhibit 23.1      Consent of McManus & Co., P.C.
         Exhibit 27.1      Financial Data Schedule

         (b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Eagle Wireless International, Inc.


                                By: /s/ Dr. H. Dean Cubley
                                    ------------------------------
                                Dr. H. Dean Cubley,
                                Chief Executive Officer, President, and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/ H. Dean Cubley                          Chairman of the Board                       November 2, 2001
----------------------------                Chief Executive Officer and President
H. Dean Cubley


/s/ Richard R. Royall                       Chief Financial Officer                     November 2, 2001
----------------------------
Richard R. Royall


/s/ Christopher W. Futer                    Director and Vice-President                 November 2, 2001
----------------------------
Christopher W. Futer


/s/ A.L. Clifford                           Director                                    November 2, 2001
----------------------------
A.L. Clifford


/s/ Glenn A. Goerke                         Director                                    November 2, 2001
----------------------------
Glenn A. Goerke


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




MCMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
MORRIS PLAINS, NEW JERSEY

November 26, 2000

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS
                                                                                               AUGUST 31,
                                                                                       2000                1999
                                                                                   -----------------------------------
CURRENT ASSETS:
   Cash and Cash Equivalents (Note 1)                                             $   32,346,290    $         187,965
   Accounts Receivable (Note 2)                                                        1,247,113              286,269
   Other Receivables (Note 21)                                                         8,655,126            6,641,892
   Inventories (Note 1)                                                                5,755,778            2,355,861
   Marketable Securities (Notes 1 & 9)                                                   970,701                    0
   Prepaid Expenses                                                                      330,904              242,551
                                                                                   --------------    -----------------
      Total Current Assets                                                            49,305,912            9,714,538

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
   Operating Equipment                                                                 2,702,948              922,204
   Less: Accumulated Depreciation                                                    (1,023,153)            (333,474)
                                                                                   --------------    -----------------
      Total Property and Equipment                                                     1,679,795              588,730

OTHER ASSETS:
   Security Deposits                                                                      32,415               17,014
   Deferred Advertising Costs (Note 1)                                                   384,463                    0
   Deferred Syndication Costs (Note 1)                                                   270,389                    0
   Goodwill (Notes 1 & 4)                                                              5,965,437                    0
   Less: Accumulated Amortization                                                      (193,718)                    0
   Other Intangible Assets (Note 1)                                                      171,118                    0
   Other Assets                                                                           25,000                    0
                                                                                   --------------    -----------------
      Total Other Assets                                                               6,655,104               17,014
                                                                                   --------------    -----------------
TOTAL ASSETS                                                                      $   57,640,811    $      10,320,282
                                                                                   ==============    =================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable                                                               $    2,007,422    $         207,949
   Accrued Expenses                                                                      308,346              106,355
   Notes Payable (Note 5)                                                                 41,607               16,643
   Line of Credit (Note 7)                                                               265,830                    0
   Capital Lease Obligations (Note 6)                                                     58,995               14,962
   Deferred Revenues                                                                           0              532,772
   Federal Income Taxes Payable (Notes 1 & 10)                                           736,292              468,064
   Franchise Taxes Payable                                                                17,161               13,108
   Sales Taxes Payable                                                                    56,722               48,348
   Deferred Taxes (Note 10)                                                               15,114                6,142
                                                                                   --------------    -----------------
      Total Current Liabilities                                                        3,507,489            1,414,343

LONG - TERM LIABILITIES:
   Capital Lease Obligations
      (net of current maturities) (Note 6)                                                40,988                3,939
   Deferred Taxes (Note 10)                                                               32,366                7,683
                                                                                   --------------    -----------------
      Total Long - Term Liabilities                                                       73,354               11,622

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
   Preferred Stock - $.001 par value
      Authorized 5,000,000 shares
      Issued -0- shares                                                                        0                    0
   Common Stock - $.001 par value
      Authorized 100,000,000 shares
      Issued and Outstanding at 2000 and 1999
      25,609,263 and 13,479,833, respectively                                             25,609               13,480
   Paid in Capital                                                                    52,159,531            7,180,900
   Retained Earnings                                                                   1,874,828            1,699,937
                                                                                   --------------    -----------------
      Total Shareholders' Equity                                                      54,059,968            8,894,317
                                                                                   --------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   57,640,811    $      10,320,282
                                                                                   ==============    =================


See accompanying notes to consolidated financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                   FOR THE YEARS ENDED AUGUST 31,
                                                                             2000              1999                 1998
                                                                      ------------------------------------------------------
NET SALES                                                            $     5,239,670    $    2,217,275     $      4,827,434
COST OF GOODS SOLD
   Materials and Supplies                                                  1,063,802           542,515            1,181,776
   Direct Labor and Related Costs                                          1,118,648           219,285              355,644
   Depreciation and Amortization                                              72,983            80,069               17,542
   Other Manufacturing Costs                                                 226,261           494,633              409,992
                                                                      ---------------    --------------     ----------------
      Total Cost of Goods Sold                                             2,481,694         1,336,502            1,964,954
                                                                      ---------------    --------------     ----------------

GROSS PROFIT                                                               2,757,976           880,773            2,862,480
                                                                      ---------------    --------------     ----------------
OPERATING EXPENSES
   Selling, General and Administrative
      Salaries and Related Costs                                           1,424,074            58,880              736,734
      Advertising and Promotion                                              339,709            75,816              193,172
      Depreciation and Amortization                                          503,700            65,095              128,997
      Research & Development                                                 370,828           438,693              236,869
      Other Support Costs                                                  1,346,456           680,497              811,286
                                                                      ---------------    --------------     ----------------
      Total Operating Expenses                                             3,984,767         1,318,981            2,107,058
                                                                      ---------------    --------------     ----------------
EARNINGS / (LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES / (EXPENSES), LOSS FROM MINORITY
INTEREST IN AFFILIATE, INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                                                      (1,226,791)         (438,208)             755,422

OTHER REVENUES / (EXPENSES)
   Interest Income - net                                                   1,506,436           799,098              427,144
   Other Income                                                                9,357          (10,081)              (5,451)
                                                                      ---------------    --------------     ----------------
      Total Other Revenues                                                 1,515,793           789,017              421,693
                                                                      ---------------    --------------     ----------------
EARNINGS BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER
COMPREHENSIVE INCOME                                                         289,002           350,809            1,177,115
   Gain / (Loss) From Minority Interest in Affiliate                              (0)          (91,678)             (28,663)
                                                                      ---------------    --------------     ----------------
EARNINGS BEFORE INCOME TAXES                                                 289,002           259,131            1,148,452
   Provision For Income Taxes                                                 95,961            90,860              377,484
                                                                      ---------------    --------------     ----------------
NET EARNINGS                                                                 193,041           168,271              770,968

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized Holding Loss                                                   (18,150)                0                    0
                                                                      ---------------    --------------     ----------------
OTHER COMPREHENSIVE INCOME                                           $       174,891    $      168,271     $        770,968
                                                                      ===============    ==============     ================
   Net Earnings Per Common Share:
      Primary (Note 1 & 18)                                          $          0.01    $         0.01     $           0.07
      Fully Diluted (Note 1 & 18)                                    $          0.01    $         0.01     $           0.05
      Comprehensive Income (Note 1)                                  $          0.01    $         0.01     $           0.07


See accompanying notes to consolidated financial statements.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  Additional                      Total
   September 1, 1997                       Common Stock              Preferred     Paid In      Retained      Shareholders'
   To August 31, 2000                 Shares            Value          Stock       Capital      Earnings         Equity
------------------------          ---------------    -------------   ----------   ----------   -----------    --------------
Total Shareholders' Equity
As Of September 1, 1997               11,510,334    $      11,510   $    0       $5,820,180   $   760,698    $    6,592,388
                                  ---------------    -------------   ----------   ----------   -----------    --------------

Net Earnings 1998                                                                           770,968           770,968

New Stock Issued to Shareholders
   J. Hamilton (Nov. 1997)                39,820               40        0           59,960             0            60,000
   D. Walker (Nov. 1997)                  55,000               55        0           82,445             0            82,500
   D. Walker (Aug. 1998)                  65,000               65        0           95,564             0            95,629

Syndication Costs                              0                0        0         (85,317)             0          (85,317)
                                  ---------------    -------------   ----------   ----------   -----------    --------------


Total Shareholders' Equity
As Of August 31, 1998                 11,670,154           11,670        0        5,972,832     1,531,666         7,516,168
                                  ---------------    -------------   ----------   ----------   -----------    --------------

Net Earnings 1999                                                                           168,271           168,271

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Services Rendered               34,470               34        0          163,457             0           163,491
      For Exercise of Warrants         1,775,209            1,776        0        1,044,611             0         1,046,387
                                  ---------------    -------------   ----------   ----------   -----------    --------------


Total Shareholders' Equity
As Of August 31, 1999                 13,479,833           13,480        0        7,180,900     1,699,937         8,894,317

Net Earnings 2000                              0                0        0                0       193,041           193,041

New Stock Issued to Shareholders
   Issuance of Common Stock
      For Acquisitions                   868,919              869        0        3,661,125             0         3,661,994
      For Services and Compensation      981,392              981        0        1,641,990             0         1,642,971
      For Warrant Conversion           9,410,954            9,411        0        38,558,726            0        38,568,137
      For Debt Conversion                827,557              827        0        1,611,782             0         1,612,609
      For Employee Stock Option Plan      40,608               41        0          158,037             0           158,078


Syndication Costs                              0                0        0        (653,029)             0         (653,029)

Unrealized Holding Loss                        0                0        0                0      (18,150)          (18,150)
                                  ---------------    -------------   ----------   ----------   -----------    --------------

Total Shareholders' Equity
As Of August 31, 2000                 25,609,263    $      25,609   $        0   $52,159,531  $ 1,874,828    $   54,059,968
                                  ===============    =============   ==========   ==========   ===========    ==============


See accompanying notes to the consolidated financial statements.

                                    EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            2000              1999                 1998
                                                                        --------------   ---------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Earnings                                                        $      193,041   $       168,271   $             770,968
   Adjustments To Reconcile Net Earnings To Net Cash
    Used By Operating Activities:
      Depreciation and Amortization                                           576,683           145,164                 146,539
      Stock Issued for Services Rendered                                            0           163,491                       0
      Unrealized Holding Loss on Marketable Securities                        (18,150)                0                       0
      (Increase) / Decrease in Marketable Securities                         (970,701)                0                       0
      (Increase) / Decrease in Accounts Receivable                            (87,471)          (40,380)             (2,496,797)
      (Increase) / Decrease in Other Receivables                           (2,013,234)       (1,495,703)                 28,663
      (Increase) / Decrease in Inventories                                 (3,082,510)       (1,082,580)               (261,063)
      (Increase) / Decrease in Prepaid Expenses                               (74,521)         (173,061)                (12,021)
      Increase / (Decrease) in Accounts Payable                               539,707          (128,833)                 19,613
      Increase / (Decrease) in Accrued Expenses                              (125,306)          (11,560)                117,915
      Increase / (Decrease) in Deferred Taxes                                  33,655             2,755                 (14,147)
      Increase / (Decrease) in Deferred Revenues                             (532,772)          476,268                  56,504
      Increase / (Decrease) in Sales Tax Payable                              (10,067)           10,365                  37,983
      Increase / (Decrease) in Federal Income Taxes Payable                   268,227            92,893                 114,259
      Increase / (Decrease) in Franchise Taxes Payable                          4,053           (28,746)                 21,854
                                                                        --------------   ---------------   ---------------------
      Total Adjustments                                                    (5,492,407)       (2,069,927)             (2,240,698)
                                                                        --------------   ---------------   ---------------------
   Net Cash Used By Operating Activities                                   (5,299,365)       (1,901,656)             (1,469,730)

CASH FLOWS FROM INVESTING ACTIVITIES
      (Purchase) / Disposal of Property and Equipment                      (1,358,298)          (24,489)               (377,247)
      (Increase) / Decrease in Security Deposits                              (14,302)           (8,070)                  4,065
      (Increase) / Decrease in Deferred Advertising Costs                    (384,463)                0                       0
      (Increase) / Decrease in Deferred Syndication Costs                    (270,389)                0                       0
      (Increase) / Decrease in Other Intangible Assets                       (171,118)                0                       0
      (Increase) / Decrease in Other Assets                                   (25,000)                0                       0
                                                                        --------------   ---------------   ---------------------

   Net Cash Used By Investing Activities                                   (2,223,570)          (32,559)               (373,182)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase / (Decrease) in Notes Payable (Short-Term)                   1,287,209             3,912                  12,731
      Increase / (Decrease) in Capital Leases                                  51,341              (845)                (15,094)
      Increase / (Decrease) in Line of Credit                                  (7,170)                0                       0
      Increase / (Decrease) in Shareholders' Advances                               0           (24,519)               (104,853)
      Proceeds From Sale of Common Stock, Net                              38,349,880         1,046,387                 152,812
                                                                        --------------   ---------------   ---------------------
   Net Cash Provided By Financing Activities                               39,681,260         1,024,935                  45,596

   Net Increase / (Decrease) in Cash                                       32,158,325          (909,280)             (1,797,316)

CASH AT THE BEGINNING OF THE YEAR                                             187,965         1,097,245               2,894,561
                                                                        --------------   ---------------   ---------------------

CASH AT THE END OF THE YEAR                                            $   32,346,290   $       187,965   $           1,097,245
                                                                        ==============   ===============   =====================

      Supplemental Disclosures of Cash Flow Information:
      Net cash paid during the year for:
         Interest                                                      $       94,381   $        10,081   $               5,451
         Income Taxes                                                          24,054            75,051                 338,688


      Supplemental Non-cash Investing Activities - See Note 4.


See accompanying notes to the consolidated financial statements.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

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

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items:


                                                       August 31,
                                             ------------------------------
                                             2000                     1999
                                             ----                     ----
                  Raw Materials         $  2,822,568             $  1,215,003
                  Work in Process          2,933,210                1,119,672
                  Finished Goods             - 0 -                     21,186
                                         ------------              ------------
                                        $  5,755,778             $  2,355,861
                                         ============              ============


E)       Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., Broadband Magic.com, Inc., AtlanticPacific Communications, Inc. names.

         EAGLE WIRELESS INTERNATIONAL
         Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

         BROADBAND MAGIC.COM
         Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of 90-days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

         Eagle Wireless International and Broadband Magic.com engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

         ATLANTIC PACIFIC COMMUNICATIONS
         AtlanticPacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month,

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


         therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

         ETOOLZ
         Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

         Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts.

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

Q)       Supporting Costs in Selling, General & Administrative Expenses

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


         Other support costs consist of the following:


                                                                  August 31,
                                                   2000              1999              1998
                                              -------------------------------------------------
                  Rent                      $    385,659      $    154,354      $     99,015
                  Travel                         325,952            70,696           127,605
                  Utilities                      157,785            87,019           109,531
                  Professional Fees              190,094           257,033           249,740
                  Office Supplies                 96,667            21,309            20,789
                  Insurance                       67,794            49,729            43,766
                  Advertising / Conventions       64,026             9,710            36,402
                  Postage / Delivery              30,138            25,198            26,403
                  Taxes                           22,277           (14,811)           63,953
                  Misc. / Other                    6,064            20,260            34,082
                                              ----------        -----------       -----------
                           Total            $  1,346,456      $    680,497      $    811,286
                                              ==========        ===========       ===========


R)       Reclassification

         The Company has reclassified certain costs and expenses for the year ended August 31, 1999 to facilitate comparison to the year ended August 31, 2000.


NOTE 2 - ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following:


                                                             August 31,
                                                        2000           1999
                                                        ----           ----
         Accounts Receivable                    $  1,335,888       $   286,269
         Allowance for Doubtful Accounts              88,775            - 0 -
                                                  ----------          ---------
         Net Accounts Receivable                $  1,247,113       $   286,269
                                                  ==========          =========


NOTE 3 - PROPERTY, PLANT & EQUIPMENT:

         Components of property, plant & equipment are as follows:


                                                                                   August 31,
                                                                             2000               1999
                                                                             ----               ----
                  Automobile                                           $     58,094         $   - 0 -
                  Furniture & Fixtures                                      140,090             32,900
                  Leasehold Improvements                                     24,282              9,282
                  Manufacturing Equipment                                 1,383,903            482,359
                  Office Equipment                                          721,289             78,332
                  Property & Equipment                                      375,290            319,331
                                                                         -----------         ----------
                      Total Property, Plant & Equipment                   2,702,948            922,204

                  Less:  Accumulated Depreciation                        (1,023,153)          (333,474)
                                                                         -----------         ----------
                      Net Property, Plant & Equipment                 $   1,679,795         $  588,730
                                                                         ===========         ==========


              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

         Concurrently with the closing of this acquisition we entered into a two-year agreement with the former principals of APC. These principals may earn up to 3,000,000 shares of common stock based on APC accumulated sales goals. Under the terms of the agreement, we will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period commencing January 1, 2000. In addition, the principals must maintain a "Gross Profit Margin" of 25% and an "EBITDA Profit" of 10%. These contingencies and attainment thereof are considered remote and, accordingly, have been excluded from the determination of the acquisition price.

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

         The unaudited pro forma combined condensed statement of operation combines the historical consolidated statement of operations of Eagle, APC and Comtel as if the acquisition had occurred as of September 1, 1999 and September 1, 1998.

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


                           Unaudited Pro Forma Combined Condensed Statement of Operation
                                        For the Year Ended August 31, 2000

                     (IN THOUSANDS, EXCEPT NET LOSS PER SHARE INFORMATION)

                            Eagle           APC / Comtel          Adjustments          Total
                         ------------    -------------------    -----------------    -----------
Revenues              $        1,826  $               5,922  $               ---  $       7,748
Net loss A            $        (413)  $             (1,081)  $             (115)  $     (1,609)

Net loss per share:
Basic                                                                             $      (0.10)
Diluted                                                                           $      (0.10)

Share data: B
Basic                                                                                    16,201
Diluted                                                                                  16,201


              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


                           Unaudited Pro Forma Combined Condensed Statement of Operation
                                        For the Year Ended August 31, 1999

                        (IN THOUSANDS, EXCEPT NET LOSS PER SHARE INFORMATION)

                                   Eagle           APC / Comtel          Adjustments          Total
                                ------------    -------------------    -----------------    -----------
Revenues                     $        4,827  $               5,937  $               ---  $      10,764
Net profit / (loss) A        $          771  $               (820)  $             (277)  $       (326)

Net loss per share:
Basic                                                                                    $     (0.004)
Diluted                                                                                  $     (0.004)

Share data: B
Basic                                                                                           12,634
Diluted                                                                                         12,634


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

         A) Pro forma adjustment to record additional five and twelve months amortization of the intangible assets as if the acquisition had consummated at the beginning of fiscal year 2000 and 1999, respectively.

         B) Includes weighted average number of shares issued to APC and Comtel as if they had been outstanding since September 1, 1999 and September 1, 1998, respectively.

         Basic and diluted weighted average shares outstanding were calculated based upon the historical basic and diluted weighted average shares outstanding of Eagle, increased by the shares Eagle shares issued upon acquisition of APC and Comtel, which assumes the shares had been outstanding during all of fiscal year 2000 and 1999.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


NOTE 5 - NOTES PAYABLE:


                                                                             AUGUST 31,
                                                                 ------------------------------
                                                                  2000                   1999
                                                                  ----                   ----
         Unsecured note to Imperial Premium
         Finance bearing interest at 14.9%,
         due $1,690 monthly until February 2001.               $  5,070                $ 5,386

         Unsecured note to Central Insurance
         bearing no interest, due $886 monthly
         until March 2001.                                        4,428                  5,220

         Unsecured note to Kemper Insurance
         bearing no interest, due $694 monthly
         until March 2001.                                        2,082                  1,124

         Unsecured note to West Coast Life
         Insurance bearing no interest, due
         $2,457 quarterly until May 2001.                         4,913                  4,913

         Unsecured note to All American Insurance
         bearing interest at 9.6%, due $317 monthly
         until June 2001.                                           635                  - 0 -

         Note payable to Wells Fargo Bank
         bearing interest at 10.5%, due
         $2,849 monthly until January, 2001.                     14,517                  - 0 -

         Note payable to Compass Bank
         bearing interest at 9.5%, due $1,150
         monthly until April 2001.                            $   9,962               $  - 0 -
                                                                -------                -------

                  Total                                          41,607                 16,643
                  Less Current Portion of
                     Long - Term Debt                            41,607                 16,643
                                                                -------                -------
                  Total Long - Term Debt                      $   - 0 -               $  - 0 -
                                                                =======                ========


              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


NOTE 6 - CAPITAL LEASE OBLIGATIONS:


                                                                                 AUGUST 31,
                                                                        -------------------------
                                                                         2000               1999
                                                                         ----               ----
         Equipment lease with Konica bearing
         interest at 8.9%, payable in monthly
         installments of $445; due Aug. 2001.                          $   5,486          $  9,720

         Equipment lease with Agilent Technologies
         bearing no interest, payable in monthly
         installments of $1,076; due April 2003.                       $  34,440          $  - 0 -

         Equipment lease with IKON Office
         Solutions bearing interest at 18%
         payable in monthly installments of
         $105; due March 2000.                                             - 0 -               695

         Software lease with Manifest Group
         bearing interest at 14%, payable in
         monthly installments of $751; due
         August 2000.                                                      - 0 -             8,487

         Equipment lease with Mellon Leasing
         bearing interest at 11.19%, payable in
         monthly installments of $2,149; due May 2002.                    40,816             - 0 -

         Auto lease with GE Capital bearing interest
         at 11.5%, payable in monthly installments
         of $465; due June 2002.                                           9,193             - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $133;
         due February 2002.                                                1,933             - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $137;
         due February 2002.                                                1,980             - 0 -

         Equipment lease with Fleet Leasing Corp
         payable in monthly installments of $269;
         due May 2001.                                                     2,172             - 0 -

         Equipment lease with Master Lease bearing
         interest at 6.1%, payable in monthly
         installments of $249; due May 2001.                          $    3,963          $  - 0 -
                                                                         -------            -------


              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


                                                                             AUGUST 31,
                                                                 ------------------------------
                                                                  2000                   1999
                                                                  ----                   ----
                 Total Obligations                            $   99,983              $  18,902
                 Less Current Portion of
                    Lease Obligations                             58,995                 15,047
                                                                 -------                -------
                 Total Long - Term Capital

                    Lease Obligations                          $  40,988              $   3,855
                                                                 =======                =======


         The capitalized lease obligations are collateralized by the related equipment acquired with a net book value of approximately $ 116,494 and $ 29,600 at August 31, 2000 and 1999, respectively. The future minimum lease payments under the capital leases and the net present value of the future lease payments at August 31, 2000 and 1999 are as follows:


                                                             Aug. 31, 2000      Aug. 31, 1999
                                                             -------------      -------------
         Total minimum lease payments                         $   111,406        $    20,405
         Less:  Amount representing interest                       11,423              1,503
                                                                 --------            -------
         Present value of net minimum
             lease payments                                   $    99,983        $    18,902
                                                                 =========           =======


                  Future obligations under the lease terms are as follows:


                             August 31,                                 Amount
                             ----------                                 ------
                                 2001                                  $   58,995
                                 2002                                      32,372
                                 2003                                       8,616
                                                                         --------
                                    Total                              $   99,983
                                                                         ========


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

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

                  SECURITY NAME                        SHARES          COST BASIS    CURRENT FMV
                  --------------------------------------------------------------------------------
                  CMC Security                         17,000          $  16,660     $   16,448
                  Countrywide                          18,000             17,348         17,055
                  CWMBS                                46,000             44,655         43,800
                  FAIC                                 16,000             11,715         11,302
                  Fannie Mae                          100,000             26,263         25,715
                  FHLMC                               610,000            318,617        301,954
                  FNMA                                648,000            131,118        129,271
                  GE Capital                          160,000            154,192        152,444
                  GNMA                                 50,000             27,167         27,352
                  Headlands                            43,000             41,732         40,850
                  Norwest                              13,000             12,717         12,253
                  PNC Mortgage                         36,000             33,885         33,840
                  Prudential                          171,000            143,458        140,217



              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


                  Westam                               20,000             18,674         18,200
                                                                       ---------       ---------

                           Totals                                     $  998,201     $  970,701
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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                    August 31,
                                                                 ----------------
                                                                  2000       1999
                                                                  ----       ----
                                                                    %          %
                  U.S. Federal Statutory Tax Rate                  34         34
                  U.S. Valuation Difference                        (1)         1
                                                                 -----      -----
                  Effective U.S. Tax Rate                          33         35
                  Foreign Tax Valuation                          - 0 -      - 0 -
                                                                 -----      -----
                  Effective Tax Rate                               33         35
                                                                 =====      =====

B) Items giving rise to deferred tax assets / liabilities are as follows:

                                                                                August 31,
                                                                           2000             1999
                                                                           ---------------------
                  Deferred Tax Assets:

                       Tax Loss Carry-forward                          $   - 0 -       $   - 0 -
                                                                         ---------         -------

                  Deferred Tax Liability:

                       Depreciation                                        47,480           11,070
                                                                          -------          -------

                  Valuation Allowance                                      - 0 -            - 0 -
                                                                          -------           ------

                       Net Deferred Tax Asset / Liability               $  47,480        $  11,070
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



              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

         During 1998, the Company issued the following 1,300,000 warrants with various strike prices to Mega Holding Corp (Mega) for services rendered. Syndication costs were recorded during 1998. Services rendered consisted of raising money for the company. During fiscal 1999, a dispute arose between the Company and Mega as to whether full services were rendered as per the agreement. During fiscal 2000, the two parties settled the dispute whereby 500,000 wrrants were exercised (on a cashless basis) for 450,000 shares of the Company's free trading common stock. In addition as part of the settlement the additional 800,000 warrants were cancelled.

                150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were exercised during 2000.

                150,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $5.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were exercised during 2000.

                200,000 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. These warrants, however, are not exercisable until and unless the shares of Common Stock trade at a minimum of $7.50 per share for sixty-one consecutive trading days. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on March 19, 1999. These warrants will expire on March 19, 2000. These warrants were exercised during 2000.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

                25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2000, none of these warrants have been exercised .

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired). They are summarized as follows:

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


         An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2000 and 1999, respectively.


                      Warrants Issued         Warrants Exercisable                                           Warrants Expired
         Class of        August 31,               August 31,                        Warrants                    August 31,
         Warrants   2000        1999           2000       1999          Non-Exercisable  Non-Registered      2000        1999
         --------- -----------------------    ----------------------  ----------------------------------  ---------------------
           0.01     Exercised   Exercised         --         --             --             --                 --          --
           0.05     Exercised   Exercised         --         --             --             --                 --        12,500
           0.50     Exercised   Exercised         --         --             --             --                 --        50,000
           5.00      Expired     Expired          --         --             --             --                 --       425,000
           4.00      316,501    5,033,334 *     316,501  5,033,334          --             --                 --          --
           6.00     2,190,758   5,033,334 *    2,190,758 5,033,334          --             --                 --          --
           2.00     Exercised   1,050,000 *       --     1,050,000          --             --                 --          --

           1.50     Cancelled    150,000  *       --      150,000           --             --                 --          --
           2.00     Cancelled    150,000  *       --      150,000           --             --                 --          --
           3.00     Cancelled    200,000  *       --      200,000           --             --                 --          --
           5.00     Cancelled    200,000          --         --             --           200,000              --          --
           7.00     Cancelled    200,000          --         --             --           200,000              --          --
           9.00     Cancelled    200,000          --         --             --           200,000              --          --
          11.00     Cancelled    200,000          --         --             --           200,000              --          --

           1.50      600,000       --             --         --          350,000         250,000              --          --
           1.54      100,000       --             --         --             --             --                 --          --
           1.55      50,000        --           25,000       --             --             --                 --          --
           1.75      43,641        --             --         --             --             --                 --          --
           1.75      20,000        --           13,766       --             --             --                 --          --
           1.92      100,000       --             --         --             --             --                 --          --
           3.00      50,000        --           50,000       --             --             --                 --          --
           7.00      100,000       --             --         --             --           100,000              --          --
           7.49      250,000       --             --         --             --           250,000              --          --
           7.50      25,000   *    --           25,000       --             --             --                 --          --
           9.68      50,000   *    --           50,000       --             --             --                 --          --
          10.00      25,000   *    --           25,000       --             --             --                 --          --
          10.00      250,000       --             --         --             --           250,000              --          --
          12.00      250,000  *    --           250,000      --             --             --                 --          --
          14.00      350,000       --             --         --             --           350,000              --          --
          18.00      250,000  *    --           250,000      --             --             --                 --          --
          25.00      150,000       --             --         --             --           150,000              --          --

           2.00      Expired     50,000   *       --       50,000           --             --               50,000        --
           ESOP      40,200   *  27,375   *       --       13,625         40,200           --               --        10,250
           ESOP      202,407     119,000        110,158    69,000         10,000           --               10,250        --
                   -----------------------    ----------------------  --------------- --------------    ----------  -----------
                    5,413,507   12,613,043     3,306,183 11,749,293      400,200        2,150,000        60,250      497,750
                   ========================== ======================  =============== ==============    ==========  ===========


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

                  Future obligations under the non-cancelable lease terms are:
                           Period Ending

                              August 31,          Amount
                              ----------          ------




              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


NOTE 18 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  For the Year Ended August, 2000
                                                                 ---------------------------------
                                                                Income             Shares      Per-Share
                                                              (Numerator)       (Denominator)    Amount
                                                              ------------      -------------  ----------
         Net Income                                           $   193,041

         Basic EPS:
           Income available to common stockholders                193,041          19,073,071     $ 0.01
                                                                                                  ======
         Effect of Dilutive Securities:
           Warrants                                                 - 0 -           3,306,183
                                                                   -------        -----------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                         $   193,041          22,379,354     $ 0.01
                                                                ==========        ===========     ======

                                                                  For the Year Ended August, 2000
                                                                 ---------------------------------
                                                                Income             Shares      Per-Share
                                                              (Numerator)       (Denominator)    Amount
                                                              ------------      -------------  ----------

         Net Income                                           $  168,272

         Basic EPS:
           Income available to common stockholders               168,272           11,980,911      $ 0.01
                                                                                                   ======
         Effect of Dilutive Securities:
           Warrants                                                - 0 -               69,000
                                                                  -------         -----------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                         $  168,272           12,049,911      $ 0.01
                                                                =========         ===========      ======

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


         The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during 1999 is estimated as $0.32 on the date of grant. A meaningful weighted average fair value of the individual options granted during 2000 using the method prescribed by SFAS 123 could not be determined due to the volatility of the share price during the measurement period. Management estimates the average fair value for options granted during 2000 to be comparable to those granted in 1999. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                           2000        1999
                                                          ------      ------
                   Dividend yield                           0.00%      0.00%
                   Volatility                              15.14       0.17
                   Risk-free interest rate                  7.00%      7.00%
                   Expected life                               5          5

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


         The Company had gross revenues of $5,239,670 and $2,359,184 for the years ended August 31, 2000 and 1999, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                                               August 31, 2000         August 31, 1999
              Customer                                       Amount    Percentage    Amount    Percentage
              --------                                     ----------  ----------    --------  ----------
              Sprint PCS                                   $  758,660     14.48%     $   -        0.00%
              Link - Two Communications, Inc.              $  638,011     12.18%     $991,692    42.83%
              RFTL                                         $   - 0 -       0.00%     $755,771    32.64%

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

                                                                      Atlantic
                                                         Eagle        Pacific     Eliminations   Consolidated
                                                      -------------------------   ---------------------------
         Revenues from Unaffiliated Customers          1,826,463      3,413,207       - 0 -        5,239,670
         Segment Profit / (Loss)                        (412,632)       605,673       - 0 -          193,041
         Total Assets                                 53,470,895      1,820,155      696,745      55,987,795
         Capital Expenditures                            770,978      1,009,766       - 0 -        1,780,744
         Depreciation and Amortization                   406,824        169,859       - 0 -          576,683

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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