Form 10QSB/A
period 2001-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-11-02
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                  FORM 10-QSB/A
                                SECOND AMENDMENT

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

As of November 1, 2001, there were 59,210,971 shares of common stock outstanding

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX


PART 1 - FINANCIAL INFORMATION
                                                                          PAGE

    Item 1. Financial Statements (Unaudited)

            Balance Sheets at February 28, 2001 and August 31, 2000         3

            Statements of Income for the Six
            Months Ended February 28, 2001 and 2000                         4

            Statements of Changes In Shareholders' Equity for the
            Six Months Ended February 28, 2001 and 2000                     5

            Statements of Cash Flows for the Six Months Ended
            February 28, 2001 and 2000                                      6

            Notes to the Financial Statements                              7-23

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           23-26

PART 2 - OTHER INFORMATION

    Item 1. Legal Proceedings                                              26

    Item 2. Recent Sales of Unregistered Securities or Changes
            in Securities and Use of Proceeds.                             26

    Item 3. Defaults Upon Senior Securities                                26

    Item 4. Submission of Matters to a Vote of Security Holders            26

    Item 5. Other Information                                              26

    Item 6. Exhibits and Reports on Form 8-K                               26

SIGNATURES                                                                 27

================================================================================
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
================================================================================


                                     ASSETS

                                                                     FEBRUARY 28,        AUGUST 31,
                                                                        2001               2000
                                                                     (UNAUDITED)         (AUDITED)
                                                                    -------------      -------------
CURRENT ASSETS
      Cash and Cash Equivalents (Notes 1 & 9)                         $  27,311          $  32,346
      Accounts Receivable (Note 2)                                       10,473              9,902
      Inventories (Note 1)                                                7,913              5,756
      Notes Receivable                                                       --                971
      Prepaid Expenses                                                      925                716
                                                                      ---------          ---------
           TOTAL CURRENT ASSETS                                          46,622             49,691

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
      Operating Equipment                                                14,759              2,703
      Less:  Accumulated Depreciation                                    (1,268)            (1,023)
                                                                      ---------          ---------
           TOTAL PROPERTY AND EQUIPMENT                                  13,491              1,680

OTHER ASSETS:
      Deferred Syndication (Note 1)                                          --                270
      Intangible Assets (Notes 1, 3 & 4)                                106,667              6,137
      Less: Accumulated Amortization                                       (689)              (194)
      Other Assets, principally security deposits                           217                 57
                                                                      ---------          ---------
           TOTAL OTHER ASSETS                                           106,195              6,270
                                                                      ---------          ---------

TOTAL ASSETS                                                          $ 166,308          $  57,641
                                                                      =========          =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                                $   8,009          $   2,007
      Accrued Expenses                                                    4,979                308
      Notes Payable (Note 5)                                              2,720                 42
      Line of Credit (Note 7)                                             1,211                266
      Capital Lease Obligations (Note 6)                                     70                 59
      Federal Income Taxes Payable (Notes 1 & 10)                           772                736
      Other Payables                                                        136                 57
      Sales Taxes Payable                                                   706                 17
      Deferred Taxes (Note 10)                                               --                 15
                                                                      ---------          ---------
           TOTAL CURRENT LIABILITIES                                     18,603              3,507

LONG-TERM LIABILITIES:
      Capital Lease Obligations
        (net of current maturities) (Note 6)                                 47                 41
      Deferred Taxes (Note 10)                                               --                 32
      Long-Term Debt                                                         79                 --
                                                                      ---------          ---------
           TOTAL LONG-TERM LIABILITIES                                      126                 73

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
                                                                      =========          =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
================================================================================

                                                          Three months     Three months     Six months      Six months
                                                             ended            ended           ended            ended
                                                          February 28,     February 29,     February 28,    February 29,
                                                             2001              2000            2001             2000
                                                         ----------------------------------------------------------------
Net sales:
    Integration services                                    $   132          $    --         $   132          $    --
    Structured wiring                                         1,594               --           1,594               --
    Broadband services                                           73               --              73               --
    Products                                                  2,870            1,247           4,736            1,903
    Other                                                       127               --             127               --
                                                         ----------------------------------------------------------------
Total sales                                                   4,797            1,247           6,663            1,903
                                                         ----------------------------------------------------------------
Costs of goods sold:
    Materials other than cable and wire                          32              225             535              332
    Direct labor and related costs                              245              235             772              353
    Integration services and materials                          309               --             309               --
    Products                                                  1,947               --           1,947               --
    Structured wiring labor and materials                       757               --             757               --
    Broadband costs                                              50               --              50               --
    Depreciation and amortization                               208               17             252               34
    Other manufacturing costs                                   105               42             113               49
                                                         ----------------------------------------------------------------
Total costs of goods sold                                     3,652              519           4,734              770
                                                         ----------------------------------------------------------------

Gross profit                                                  1,145              728           1,929            1,133
                                                         ----------------------------------------------------------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs                            1,436              210           1,966              342
        Advertising and promotion                               136               29             263               32
        Depreciation and amortization                           329               39             488               55
        Other support costs                                     717              279             884              532
        Research and Development                                189              125             687              256
                                                         ----------------------------------------------------------------
Total operating expenses                                      2,807              682           4,288            1,216
                                                         ----------------------------------------------------------------

Income (loss) from operations                                (1,662)              46          (2,359)             (83)

Other income, principally interest income                       382              192           1,142              443
                                                         ----------------------------------------------------------------

Earnings (loss) Before Income Taxes & Loss
From Minority Interest in Affiliate                          (1,280)             238          (1,217)             361
                                                         ----------------------------------------------------------------

Gain/(Loss) From Minority Interest in Affiliate                  --               --              --              (37)

Income (loss) before income taxes                            (1,280)             238          (1,217)             323

Provisions for income taxes                                      --               83              --              100
                                                         ----------------------------------------------------------------
Net earnings (loss)                                          (1,280)             155          (1,217)             223
Comprehensive income, net of tax
Unrealized holding gain                                       1,182                            1,189
                                                         ----------------------------------------------------------------
Comprehensive income / (loss)                               $   (98)             155         $   (28)             223
                                                         ================================================================
Net earnings (loss) per common share:

Basic                                                       $ (0.03)         $  0.01         $ (0.04)         $  0.02
Diluted                                                     $ (0.03)         $  0.01         $ (0.04)         $  0.02
Comprehensive income - (loss)                                 $ nil          $  0.01           $ nil          $  0.02


================================================================================
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
================================================================================


                                                                                            ADDITIONAL                  TOTAL
        AUGUST 31, 1999                                COMMON STOCK             PREFERRED    PAID IN      RETAINED   SHAREHOLDER'S
     TO FEBRUARY 28, 2001                           SHARES       VALUE           STOCK       CAPITAL      EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 1999                            13,480     $      13     $      --     $   7,181     $   1,700    $   8,894

Net Earnings 2000                                                                                              193          193

New Stock Issued:
   Issuance of Common Stock
      For Acquisitions                                 869             1                       3,661                      3,662
      For Services and Compensation                    981             1                       1,642                      1,643
      For Warrant Conversion                         9,411             9                      38,559                     38,568
      For Debt Conversion                              828             1                       1,612                      1,613
      For Employee Stock Option Plan                    40             1                         158                        158

Syndication Costs                                                                               (653)                      (653)

Unrealized Holding Loss                                                                                        (18)         (18)
                                                 ---------     ---------     ---------     ---------     ---------    ---------

Total Shareholders' Equity
   As of August 31, 2000                            25,609            26            --        52,160         1,875       54,061
                                                 ---------     ---------     ---------     ---------     ---------    ---------

Net Loss for Six Months
    Ended February 28, 2001                                                                                 (1,217)      (1,217)
New Stock Issued:
   Issuance of Common Stock
      For Services and Compensation                     63                                       546                        546
      For Warrants Conversion                          645                                     1,078                      3,506
      For Employee Stock Option Plan                    96                                       192                        192
      For Acquisition of ClearWorks, Inc.           35,287            35                      99,762                     99,797
      For Licenses and Investments                     500                                     2,428                      2,428


Syndication Costs                                                                               (876)                      (876)

Retirement of ESOP Shares                             (347)                                     (994)                      (994)

Treasury Stock                                      (5,877)           (6)                     (8,619)                    (8,625)

Unrealized Holding Gain                                                                                      1,189        1,189
                                                 ---------     ---------     ---------     ---------     ---------    ---------


Total Shareholders' Equity
   As of February 28, 2001                          55,976     $      55     $      --     $ 145,677     $   1,847    $ 147,579
                                                 =========     =========     =========     =========     =========    =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
================================================================================

                                                                                          SIX MONTHS ENDED
                                                                                            FEBRUARY 28,
                                                                                     2001                 2000
                                                                                  (UNAUDITED)         (UNAUDITED)
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Earnings / (Loss)                                                        $ (1,217)           $    223

      Adjustments to Reconcile Net Earnings to Net Cash
       Used by Operating Activities:
        Stock for Services Rendered                                                     738                  --
        Depreciation and Amortization                                                   740                 344
        Changes in Assets and Liabilities, Net of Effects from Purchase of ClearWorks.Net
          (Increase) / Decrease in Accounts Receivable                                4,864              (1,720)
          (Increase) / Decrease in Inventories                                        3,239              (1,181)
          (Increase) / Decrease in Prepaid Expenses                                     187                  40
          Increase / (Decrease) in Accounts Payable                                     602               2,142
          Increase / (Decrease) in Accrued Expenses                                      --                  29
          Increase / (Decrease) in Deferred Revenues                                     --                (480)
          Increase / (Decrease) in Deferred Taxes                                       (15)                  8
          Increase / (Decrease) in Federal Income Taxes Payable                          --                (368)
          Increase / (Decrease) in Franchise Taxes Payable                               --                   4
                                                                                   --------            --------

        Total Adjustments                                                            10,355              (1,182)
                                                                                   --------            --------

      Net Cash (Used) / Provided by Operating Activities                              9,138                (959)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Property and Equipment                                           (5,486)               (664)
        Purchase of ClearWorks.Net, Net of Cash Acquired                             (7,654)                 --
        (Increase) / Decrease in Other Intangible Assets                                (10)                 --
        (Increase) / Decrease in Other Assets                                           (81)               (232)
                                                                                   --------            --------

      Net Cash Used by Investing Activities                                         (13,231)               (896)

CASH FLOWS FROM FINANCING ACTIVITIES
        Increase / (Decrease) in Notes Payable                                         (589)                461
        Increase / (Decrease) in Line of Credit                                        (405)                 --
        Increase / (Decrease) in Deferred Taxes                                         (32)
        Repurchase of ESOP Shares                                                      (994)                 --
        Proceeds from Sale of Common Stock, Net                                       1,078               8,891
                                                                                   --------            --------

      Net Cash Used by Financing Activities                                            (942)              9,352

      Net Increase / (Decrease) in Cash                                              (5,035)              7,497

CASH AT BEGINNING OF THE PERIOD                                                      32,346                 188
                                                                                   --------            --------

CASH AT THE END OF THE PERIOD                                                      $ 27,311            $  7,685
                                                                                   ========            ========

        Supplemental Disclosures of Cash Flow Information:
        Net cash paid during the year for:
             Interest                                                              $    144            $     --
             Income Taxes                                                          $     --            $     --

        Supplemental Non-Cash Investing Activities - See Note 3 & 4
        Licenses and Investments                                                   $  2,428            $     --


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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                     February 28,       August 31,
                                         2001             2000
                                    -------------     ------------
             Raw Materials          $       5,603     $      2,823
             Work in Process                1,000            2,933
             Finished Goods                 1,283              ---
                                    -------------     ------------
                                    $       7,913     $      5,756
                                    =============     ============

E)    Revenue Recognition

      The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., Broadband Magic.com, Inc., ClearWorks Communications, Inc., ClearWorks Home Systems, Inc., AtlanticPacific Communications, Inc., Link Two Communications, Inc. and United Computing Group, Inc. names.

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

      CLEARWORKS COMMUNICATIONS

      ClearWorks Communications provides Bundle Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

      CLEARWORKS HOME SYSTEMS

      ClearWorks Home Systems provides structured wiring to homes, audio and visual components. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

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

      LINK TWO COMMUNICATIONS

      Link Two provides customers with one and two way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer and incurs expense in the current period.

      UNITED COMPUTING GROUP

      United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

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

J)    Intangible Assets

      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over five (5) years for Atlantic Pacific and Comtel and twenty-five (25) years for ClearWorks.Net. contract rights.

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

Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support costs for the six months ending February 28, 2001 and February 29, 2000:

                                            2001            2000
                                        ------------     ----------
            Rent                        $      192       $    155
            Travel                             117            119
            Utilities                           54             37
            Professional                       317            112
            Office Supplies                     55             28
            Insurance                           21             22
            Conventions                         32             24
            Postage & Delivery                  26             22
            Taxes                               10             10
            Other                               61              3
                                        ------------     ----------
            Total                       $      884       $    532
                                        ============     ==========

NOTE 2 - ACCOUNTS RECEIVABLE:

      Accounts receivable consist of the following, in thousands:


                                        February 28,     August 31,
                                          2001              2000
                                        ----------       ---------
             Accounts Receivable        $   11,005       $  9,991
             Allowance for
             Doubtful Accounts                 532             89
                                        ----------       --------
             Net Accounts Receivable    $   10,473       $  9,902
                                        ==========       =========



NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

      Components of property, plant & equipment are as follows, in thousands:

                                                         February 28,       August 31,
                                                            2001              2000
                                                       ---------------    --------------
         Automobile                                      $     894         $      58
         Head In Facility                                    4,903                --
         Furniture & Fixtures                                  581               140
         Leasehold Improvements                                 56                24
         Hardware & Software                                 1,401                --
         Office Equipment                                      908               721
         Property, Manufacturing & Equipment                 6,016             1,760
                                                         ---------         ---------

         Total Property, Plant & Equipment               $  14,759         $   2,703
         Less:  Accumulated Depreciation                    (1,268)           (1,023)
                                                         ---------         ---------
         Net Property, Plant & Equipment                 $  13,491         $   1,680
                                                         =========         =========

      Components of intangible assets are as follows, in thousands:

                                                         February 28,       August 31,
                                                            2001              2000
                                                       ---------------    --------------

         Goodwill                                        $   5,966         $   5,966
         Contract Rights                                    74,513                --
         Licenses and Permits                               26,188               171
                                                         ---------         ---------

         Total Intangible Assets                         $ 106,667         $   6,137
         Less:  Accumulated Amortization                      (689)             (194)
                                                         ---------         ---------
         Net Intangible Assets                           $ 150,978         $   5,943
                                                         =========         =========

NOTE 4 - BUSINESS COMBINATIONS:

      On February 1, 2001, the Company completed the purchase of ClearWorks.Net, Inc. and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link-Two Communications, Inc. and LD Connect, Inc. (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc. common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in contract rights and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

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

      The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 2000 and September 1, 1999.



        For the six months ended February 28, 2001 and February 29, 2000
                           Income Statement Pro Forma
                                 (IN THOUSANDS)



                                           6 Months Ended       6 Months Ended
                                          February 28, 2001   February 29, 2000

            Revenue                            $ 25,628            $  8,055
            Net Income / (Loss)1               $(10,147)           $ (6,038)

            Basic EPS                          $  (0.19)           $  (0.14)
            Diluted EPS                        $  (0.19)           $  (0.14)

            Basic Shares                         53,711              43,665
            Diluted Shares                       53,711              43,665


      The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred December 1, 2000 and December 1, 1999.

       For the three months ended February 28, 2001 and February 29, 2000
                           Income Statement Pro Forma
                                 (IN THOUSANDS)


                                         3 Months Ended         3 Months Ended
                                        February 28, 2001     February 29, 2000

            Revenue                        $  9,312                $  6,641
            Net Income / (Loss)1           $ (7,580)               $ (3,743)

            Basic EPS                      $  (0.14)               $  (0.08)
            Diluted EPS                    $  (0.14)               $  (0.08)

            Basic Shares                     53,811                  44,516
            Diluted Shares                   53,811                  44,516


      (1)Pro forma adjustment to record respective amortization of the intangible assets as if the acquisition consummated at the beginning fiscal year 2000 and 1999.

NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of February 28, 2001 and August 31, 2000, in thousands:

                                                Annual                                           Amount
                                               Interest                             February 28,         August 31,
                                                 Rate                Due Date           2001               2000
                                           ----------------      ----------------  --------------      ------------
            Vehicles                            Various               Various        $     106          $     --
            6% Convertible Debenture
            (Note8)                             6.0%                  Demand             2,000                --
            Hou-Tex                             10.0%                 Demand               500                --
            Other                               Various               Various              193                42
                                                                                     ---------          --------

            Total notes payable                                                      $   2,799$               42
            Less current portion                                                        (2,720)              (42)
                                                                                     ---------          --------

            Total long-term debt                                                     $      79          $     --
                                                                                     =========          ========



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

      Minimum future lease payment under capital lease as of February 28, 2001 for each of the next five years and in the aggregate are, in thousands:

            Period Ended                               Amount
                                                      --------
               2002                                   $    70
               2003                                        34
               2004                                        13
                                                      -------

            Total minimum lease payment               $   117
                                                      -------
            Less: Amount representing interest             14
                                                      -------
            Present value of net
            minimum lease payments                    $   103
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

      The subsidiaries are in compliance with all debt covenants at the date of the balance sheet, the Company does not foresee any changes from this status in the future.

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

              Security Name                Cost Basis        Current FMV
           ----------------------     ------------------   ----------------
           Citicorp                    $    49,900          $    49,063
           CMC Security                     16,660               16,979
           Countrywide                      17,348               17,820
           CWMBS                            44,655               45,490
           FHLMC                           205,814              209,549
           FHLMG                            26,723               26,305
           FNMA                             11,677               12,082
           Fannie Mae                       31,810               32,286
           FNMA Gtd.                       162,558              164,687
           GE Capital                       15,559               15,732
           GNMA                             88,736               87,957
           Headlands                        41,732               42,624
           Norwest                          12,717               12,935
           Prudential                       32,260               32,641
           Westam                           18,674               19,125
                                       ------------        -------------
           Totals                      $   776,823         $    785,275
                                       ============        =============

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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                        AUGUST 31,
                                                        ----------
                                                    2000         1999
                                                    ----         ----
                                                      %            %
            U.S. Federal Statutory Tax Rate          34           34
            U.S. Valuation Difference                (1)           1
                                                    ---          ---
            Effective U.S. Tax Rate                  33           35
            Foreign Tax Valuation                     0            0
                                                    ---          ---
            Effective Tax Rate                       33           35
                                                    ===          ===


      Items giving rise to deferred tax assets / liabilities are as follows:

                                                                  August 31,
                                                             2000           1999
                                                          ------------------------
            Deferred Tax Assets:

                 Tax Loss Carry-forward                    $     0        $     0
                                                           -------        -------

            Deferred Tax Liability:

                 Depreciation                               47,480         13,852
                                                           -------        -------

            Valuation Allowance                                  0              0
                                                           -------        -------

                 Net Deferred Tax Asset / Liability        $47,480        $13,852
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

                                                                --------
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

      They are summarized as follows:


                 Warrants Issued                Warrants Exercisable              Warrants                    Warrants Expired
Class of           February 28,                     February 28,             Non-           Non-                February 28,
Warrants       2001            2000                2001         2000      Exercisable   Registered          2001           2000
--------  --------------------------       -------------------------     -------------------------      ------------------------
1.50         600,000               0                  0            0        350,000        250,000              0              0
1.55          50,000               0             25,000            0              0              0              0              0
1.75          20,000               0             13,766            0              0              0              0              0
2.00          25,000               0             25,000            0              0              0              0              0
3.00          50,000               0             50,000            0              0              0              0              0
4.50          25,000               0                  0            0              0              0              0              0
7.00         100,000               0                  0            0              0        100,000              0              0
7.49         250,000               0                  0            0              0        250,000              0              0
7.50          25,000               0             25,000            0              0              0              0              0
9.68          50,000               0             50,000            0              0              0              0              0
10.00         25,000               0             25,000            0              0              0              0              0
10.00        250,000               0                  0            0              0        250,000              0              0
12.00        250,000               0            250,000            0              0              0              0              0
14.00        350,000               0                  0            0              0        350,000              0              0
18.00        250,000               0            250,000            0              0              0              0              0
25.00        150,000               0            250,000            0              0        150,000              0              0

2.00         Expired               0   *              0            0              0              0         50,000              0
ESOP         281,474   *           0   *        127,525            0        153,949              0              0              0
ESOP         129,000         192,407             43,500       82,250         85,500              0         10,350         41,875
          --------------------------       -------------------------     -------------------------      ------------------------
           2,880,474         192,407          1,134,791       82,250        589,449      1,350,000         60,350         41,875
          ==========================       =========================     =========================      ========================


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

          Future obligations under the non-cancelable lease terms are:

                   PERIOD ENDING
                    FEBRUARY 28,                     AMOUNT
                  ----------------                ------------
                       2001                        $ 254,125
                       2002                          274,565
                       2003                           76,274
                                                   ---------
                       Total                       $ 604,964
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

NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                                    FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                                                  ---------------------------------------------
                                                                     INCOME           SHARES         PER-SHARE
                                                                   (NUMERATOR      (DENOMINATOR)      AMOUNT
                                                                  -------------   ---------------   -----------
            Net Income                                               $(1,217)

            Basic EPS:
             Income available to common stockholders                  (1,217)          32,156         $0.04
                                                                                                      =====

            Effect of Dilutive Securities
              Warrants                                                    --              154
                                                                     -------          -------

            Diluted EPS:
              Income available to common stockholders
                and assumed conversions                              $(1,217)          32,299         $0.04
                                                                     =======          =======         =====


                                                                      FOR THE FISCAL YEAR ENDED AUGUST, 2000
                                                                  ---------------------------------------------
                                                                     INCOME           SHARES         PER-SHARE
                                                                   (NUMERATOR      (DENOMINATOR)      AMOUNT
                                                                  -------------   ---------------   -----------

            Net Income                                               $   193

            Basic EPS:
             Income available to common stockholders                     193           19,073         $0.01
                                                                                                      =====

            Effect of Dilutive Securities
              Warrants                                                    --            3,306
                                                                     -------          -------

            Diluted EPS:
              Income available to common stockholders
                and assumed conversions                              $   193           22,379         $0.01
                                                                     =======          =======         =====

      For the Months ended February 28, 2001 and August 31, 2000, anti-dilutive securities existed. (see Note 12)

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Under this plan, as of February 28, 2001 and 2000, 410,474 and 192,407 warrants have been issued to various employees. Of these outstanding warrants, - 0 - and 32,875 were exercised for the years ended February 28, 2001 and 2000, respectively. Additionally, 10,350 warrants have expired as of February 28, 2001.

      The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during 2000 is estimated as $0.58 on the date of grant. A meaningful weighted average fair value of the individual options granted during 2000 using the method prescribed by SFAS 123 could not be determined due to the volatility of the share price during the measurement period. Management estimates the average fair value for options granted during 2001 to be comparable to those granted in 2000. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                    2001         2000
                                                   ------       ------
            Dividend yield                          0.00%        0.00%
            Volatility                              0.91        15.14
            Risk-free interest rate                 7.00%        7.00%
            Expected life                           5            5

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

                                       FEBRUARY 28, 2001                FEBRUARY 29, 2000
           CUSTOMER                 AMOUNT      PERCENTAGE           AMOUNT      PERCENTAGE
           --------               ------------------------           -----------------------
           Enron                  $  866,000       18.1%             $   - 0 -       0.0 %

           Sprint PC              $  638,000       13.3%             $   - 0 -       0.0 %


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


                     For six months ended February 28, 2001
                                 (In Thousands)


                           Eagle / Elim.  APC / SW     COMM        HSI     UCG / INT      Link II      .Net   Consolidated
                          ------------------------------------------------------------------------------------------------
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


                     For six months ended February 29, 2000
                                 (In Thousands)



                           Eagle / Elim.   APC / SW     COMM         HSI      UCG / INT    Link II      .Net   Consolidated
                          -------------------------------------------------------------------------------------------------
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

      REVENUE RECOGNITION

      The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., Broadband Magic.com, Inc., ClearWorks Communications, Inc., ClearWorks Home Systems, Inc., AtlanticPacific Communications, Inc., Link Two Communications, Inc. and United Computing Group, Inc. names.

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

      CLEARWORKS COMMUNICATIONS

      ClearWorks Communications provides Bundle Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

      CLEARWORKS HOME SYSTEMS

      ClearWorks Home Systems provides structured wiring to homes, audio and visual components. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

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

      LINK TWO COMMUNICATIONS

      Link Two provides customers with one and two way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer and incurs expense in the current period.

      UNITED COMPUTING GROUP

      United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

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

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2000

      NET SALES. For the three months ended February 28, 2001, net sales increased to $4,797,000 from $1,247,000 during the three months ended February 29, 2000. The increase was primarily attributable to added sales from Atlanticpacific and ClearWorks companies (Home Systems, Communications and United Computing Group). Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems provides structured wiring solutions and audio / visual equipment to single and multi-family dwellings. ClearWorks Communications provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services. Only twenty-eight days of sales from ClearWorks, UCG, Link Two were reported due to timing considerations.

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