Form 10QSB/A
period 2001-05-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-11-02
CIK 1023139

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
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                    PAGE
         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at May 31, 2001 and August 31, 2000                  3

                  Consolidated Statements of Earnings for the Nine
                  Months Ended May 31, 2001 and 2000                                               4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Nine Months Ended May 31, 2001 and 2000                                          5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  May 31, 2001 and 2000                                                            6

                  Notes to the Consolidated Financial Statements                                  7-26

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            26-29

PART 2 - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               29

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              29

         Item 3.  Defaults Upon Senior Securities                                                 29

         Item 4.  Submission of Matters to a Vote of Security Holders                             29

         Item 5.  Other Information                                                               29

         Item 6.  Exhibits and Reports on Form 8-K                                                29

SIGNATURES                                                                                        30

                           EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                  ASSETS

                                                                               MAY 31,          AUGUST 31,
                                                                               2001               2000
                                                                            (UNAUDITED)         (AUDITED)
                                                                            -----------------------------
                                                                             RESTATED
CURRENT ASSETS
     Cash and Cash Equivalents (Notes 1 & 9)                            $       27,747   $        32,346
     Accounts Receivable (Note 2)                                               10,665             9,902
     Inventories (Note 1)                                                       10,010             5,756
     Notes Receivable                                                              ---               971
     Prepaid Expenses                                                            1,554               716
                                                                         -------------   ---------------
         TOTAL CURRENT ASSETS                                                   49,976            49,691

PROPERTY AND EQUIPMENT (NOTES 1 & 3):
     Operating Equipment                                                        18,353             2,703
     Less:  Accumulated Depreciation                                            (1,651)           (1,023)
                                                                         -------------    --------------
         TOTAL PROPERTY AND EQUIPMENT                                           16,702             1,680

OTHER ASSETS:
     Deferred Syndication (Note 1)                                                 ---               270
     Other Intangibles (Notes 1, 3 & 4)                                        106,667             6,137
     Less:  Accumulated Amortization                                            (1,653)             (194)
     Other Assets, principally security deposits                                   124                57
                                                                         -------------    --------------
         TOTAL OTHER ASSETS                                                    105,138             6,270
                                                                         -------------    --------------

TOTAL ASSETS                                                             $     171,816    $       57,641
                                                                         =============    ==============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                    $       3,988    $        2,007
     Accrued Expenses                                                            4,115               308
     Notes Payable (Notes 5 & 8)                                                 5,214                42
     Line of Credit (Note 7)                                                     1,813               266
     Capital Lease Obligations (Note 6)                                             70                59
     Federal Income Taxes Payable (Notes 1 & 10)                                   734               736
     Other Payables                                                              3,150                57
     Sales Taxes Payable                                                           462                17
     Deferred Taxes (Note 10)                                                      ---                15
                                                                         -------------    --------------
         TOTAL CURRENT LIABILITIES                                              19,546             3,507

LONG-TERM LIABILITIES:
     Capital Lease Obligations
       (net of current maturities) (Note 6)                                         46                41
     Deferred Taxes (Note 10)                                                      ---                32
     Long-Term Debt                                                              2,038               ---
                                                                         -------------    --------------
         TOTAL LONG-TERM LIABILITIES                                             2,084                73

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 17)

SHAREHOLDERS' EQUITY:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  100,000,000 shares
         Issued and Outstanding at May 31, 2001,
         and August 31, 2000
         55,988,000 and 25,609,263, respectively                                    56                26
     Paid in Capital                                                           151,182            52,160
     Unrealized Gain on marketable securities                                        7               ---
     Retained Earnings                                                          (1,059)            1,875
                                                                         -------------    --------------
         TOTAL SHAREHOLDERS' EQUITY                                            150,186            54,061
                                                                         -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     171,816    $       57,641
                                                                         =============    ==============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                              (IN THOUSANDS)

                                                       Three months        Three months      Nine months       Nine months
                                                          ended               ended             ended             ended
                                                       May 31, 2001        May 31, 2000      May 31, 2001      May 31, 2000
Net sales:
    Structured wiring                                        $   3,772         $    ---         $   5,366          $    ---
    Broadband services                                             220              ---               293               ---
    Products                                                     6,901            1,270            11,769             3,173
    Other                                                          465              ---               592               ---
                                                    ------------------- ---------------- ----------------- -----------------
Total sales                                                     11,358            1,270            18,020             3,173
                                                    ------------------- ---------------- ----------------- -----------------
Costs of goods sold:
    Materials other than cable and wire                            368              207               903               539
    Direct labor and related costs                                 597              107             1,369               460
    Products and integration services                            7,377              ---             9,633               ---
    Structured wiring labor and materials                          393              ---             1,150               ---
    Broadband costs                                                107              ---               157               ---
    Depreciation and amortization                                  185               18               437                53
    Other manufacturing costs                                       22               14               135                63
                                                    ------------------- ---------------- ----------------- -----------------
Total costs of goods sold                                        9,050              346            13,785             1,115
                                                    ------------------- ---------------- ----------------- -----------------

Gross profit                                                     2,308              925             4,235             2,058
                                                    ------------------- ---------------- ----------------- -----------------
Operating expenses
    Selling, general and administrative:
        Salaries and related costs                               1,322              432             3,288               774
        Advertising and promotion                                   96               83               359               115
        Depreciation and amortization                            1,163               36             1,651                91
        Other support costs                                      1,845              343             2,729               875
        Research and development                                    42              157               729               412
                                                    ------------------- ---------------- ----------------- -----------------
Total operating expenses                                         4,468            1,051             8,756             2,267
                                                    ------------------- ---------------- ----------------- -----------------

Loss from operations                                            (2,160)            (126)           (4,521)             (209)

Other income, principally interest income                          445              460             1,587               903
                                                    ------------------- ---------------- ----------------- -----------------

Earnings (loss) Before Income Taxes and Loss From
Minority Interest in Affiliate                                  (1,715)             334            (2,934)              695
                                                    ------------------- ---------------- ----------------- -----------------

Gain/(Loss) From Minority Interest in Affiliate                    ---              ---               ---               (37)

Income (loss) before income taxes                               (1,715)             334            (2,934)              658

Provisions for income taxes                                        ---              114               ---               214
                                                    ------------------- ---------------- ----------------- -----------------
Net earnings (loss)                                             (1,715)             220            (2,934)              444
Other comprehensive income, net of tax
Unrealized holding gain / (loss)                                (1,182)                                 7
                                                    ------------------- ---------------- ----------------- -----------------
Other comprehensive income / (loss)                        $    (2,897)         $   220         $  (2,927)          $   444
                                                    =================== ================ ================= =================
Net earnings (loss) per common share:
Basic                                                           $(0.03)           $0.01            $(0.07)            $0.02
Diluted                                                         $(0.03)           $0.01            $(0.07)            $0.02

Comprehensive income - (loss)                                   $(0.04)           $0.01            $(0.04)            $0.02

                          EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (IN THOUSANDS)

                                                                                  ADDITIONAL                     TOTAL
         AUGUST 31, 2000                COMMON STOCK             PREFERRED         PAID IN       RETAINED    SHAREHOLDERS'
         TO MAY 31, 2001                SHARES     VALUE           STOCK           CAPITAL       EARNINGS       EQUITY
---------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 1999              13,480     $    13        $     ---        $     7,181     $  1,700     $    8,894

Net Earnings 2000                                                                                     193            193

New Stock Issued to Shareholders
   Issuance of Common Stock
     For Acquisitions                    869           1                               3,661                       3,662
     For Services and Compensation       981           1                               1,642                       1,643
     For Warrant Conversion            9,411           9                              38,559                      38,568
     For Debt Conversion                 828           1                               1,612                       1,613
     For Employee Stock Option Plan       40           1                                 158                         158

Syndication Costs                                                                       (653)                       (653)

Unrealized Holding Loss                                                                               (18)           (18)
                                    --------     -------        ---------          ---------    ---------     ----------
Total Shareholders' Equity
   As of August 31, 2000              25,609          26              ---             52,160        1,875         54,060
                                    --------     -------        ---------          ---------    ---------      ---------
Net Earnings for Nine Months
    Ended May 31, 2001                                                                             (2,934)        (2,934)
New Stock Issued to Shareholders
    For Services and Compensation
       (Note 8)                           75           1                               6,051                       6,052
    For Warrants Conversion              645                                           1,078                       1,078
    For Employee Stock Option Plan        96                                             192                         192
    For acquisition of ClearWorks,
       Inc.                           35,287          35                              99,762                      99,797
   For Licenses and Investments          500         ---                               2,428                       2,428

Syndication Costs                                                                       (876)                       (876)

Retirement of ESOP shares               (347)                                           (994)                       (994)

Treasury Stock                        (5,877)         (6)                             (8,619)                     (8,625)

Unrealized Holding Gain                                                                                 7              7
                                     -------     -------        ---------        -----------     --------       --------
Total as of May 31, 2001              55,988     $    56        $     ---        $   151,182     $ (1,052)      $150,186
                                    ========     =======        =========        ===========     ========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                     MAY 31,
                                                                            2001             2000
                                                                          (UNAUDITED)     (UNAUDITED)
                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                                         $ (2,934)         $    444

     Adjustments to Reconcile Net Earnings to Net Cash
      Used by Operating Activities:
       Stock for Services Rendered                                            3,325            1,054
       Depreciation and Amortization                                          2,087              377

       Changes in Assets and Liabilities, Net of Effect from Purchase of ClearWorks.Net
       (Increase) / Decrease in Accounts Receivable                           4,672           (1,656)
       (Increase) / Decrease in Inventories                                   1,142           (3,453)
       (Increase) / Decrease in Prepaid Expenses                               (172)              49
       Increase / (Decrease) in Accounts Payable and Accrued Expense         (3,035)           1,085
                                                                          ---------         --------

       Total Adjustments                                                      8,019           (2,544)
                                                                          ---------         --------

     Net Cash Used by Operating Activities                                    5,085           (2,100)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Property and Equipment                                    (6,161)          (1,094)
       Purchase of ClearWorks.Net, Net of Cash Acquired                      (7,654)             ---

       (Increase) / Decrease in Other Intangible Assets                         (10)             ---
        (Increase) / Decrease in Other Assets                                    12              (96)
                                                                          ----------        --------

     Net Cash Used by Investing Activities                                  (13,813)          (1,190)

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase / (Decrease) in Notes Payable, Net                            3,864              333
       Increase / (Decrease) in Capital Leases                                   16               44
       Increase / (Decrease) in Line of Credit                                  197              ---
       Increase / (Decrease) in Deferred Taxes                                  (32)             ---
       Repurchase of ESOP Shares                                               (994)             ---
       Increase / (Decrease) in Shareholders' Advances                          ---             (695)
       Proceeds from Sale of Common Stock, Net                                1,078           30,078
                                                                          ----------        --------

     Net Cash Provided by Financing Activities                                4,129           29,760

     Net Increase / (Decrease) in Cash                                       (4,599)          26,470

CASH AT BEGINNING OF THE PERIOD                                              32,346              188
                                                                          ----------        --------

CASH AT THE END OF THE PERIOD                                             $  27,747         $ 26,658
                                                                          ==========        ========

       Supplemental Disclosures of Cash Flow Information:
       Net cash paid during the year for:
           Interest                                                       $     143
           Income Taxes                                                   $     ---

       SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES - SEE NOTE 4.
       Licenses and Investments                                           $   2,428         $    ---
       Property, Plant & Equipment                                        $   2,919         $    ---

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

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                                     May 31
                                                           2001                      2000
-----------------------------------------------------------------------------------------
                           Raw Materials                 $7,477                    $5,302
                           Work in Process                2,177                       508
                           Finished Goods                   356                         0
                                                      ---------                  --------
                                                        $10,010                    $5,810
                                                      =========                  ========

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

         BROADBAND MAGIC.COM
         Broadband Magic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

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

                                                                            May 31, 2001         May 31, 2000
                                                                       -----------------         ------------
                  Weighted Average Number of Common
                      Shares Outstanding Including:

                  Primary Common Stock Equivalents                            40,973                20,981
                  Fully Dilutive Common Stock Equivalents                     41,127                21,055

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

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support cost for the nine ending May 31, 2001 and 2000 are as follows:

                                                                     2001           2000
                                                                 -----------      ---------
                  Rent                                     $          423    $       220
                  Travel                                              375            172
                  Utilities                                           186             91
                  Professional                                        319            167
                  Office Supplies                                     392             24
                  Insurance                                           112             69
                  Conventions                                         650             80
                  Postage & Delivery                                  142             31
                  Taxes                                                28             20
                  Other                                                10              1
                                                                 -----------       --------
                  Total                                    $        2,729     $      875
                                                                 ===========       ========

R)       Recent Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective September 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized until the Company's adoption of SFAS No. 142 on September 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent an indication exists that the goodwill and intangible assets may be impaired, the Company must measure the important loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Based on current goodwill and intangible asset balances, the Company will have approximately $99,652,000 of non-amortized goodwill and intangibles as of September 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

         Amortization expense related to goodwill and intangibles was approximately $194,000 and $1,459,000 for the fiscal year ended August 31, 2000 and the nine months ended May 31, 2001, respectively.

         The impact of the adoption of SFAS 141 and 142 is not currently known, the company will assess the impairment of its goodwill and intangible assets no later than May 31, 2002.

         The impact of other significant matters that might result from the adoption of SFAS 141 and 142 is not currently known, but will be assessed prior to the issuance of the Company May 31, 2002, 10-QSB filing.

S)       Restatement of Financial Statements

         The Company has reclassified two transactions in this amended form filing. The current portion of the Tail Wind debt increased to $3,000,000 from $1,000,000 and concurrently decreased the long-term portion from $4,000,000 to $2,000,000. Based on the terms of the agreement, Tail Wind has the right to received $250,000 in pre-payment until the shares regarding the convertible debt and detachable warrants are registered, refer to Note 8 for more information regarding this transaction. Goodwill and Other Intangible Assets have been combined and changed to reflect the acquisition of ClearWorks through contract rights and licenses, more information regarding this change is in Note 4.

NOTE 2 - ACCOUNTS RECEIVABLE:

                  Accounts receivable consist of the following, in thousands:

                                                                               May 31,          August 31,
                                                                                 2001                2000
                                                                           ----------          ----------
                  Accounts Receivable                                      $    11,195        $     9,991
                  Allowance for Doubtful Account                                   530                 89
                                                                           -----------        -----------
                  Net Accounts Receivable                                  $    10,665        $     9,902
                                                                           ===========        ===========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

         Components of property, plant & equipment are as follows, in thousands:

                                                                               May 31,          August 31,
                                                                                 2001                2000
                                                                           ----------          ----------
                  Automobile                                               $       287        $        58
                  Head In Facilities                                             5,517                ---
                  Furniture & Fixtures                                             464                140
                  Leasehold Improvements                                            72                 24
                  Office Equipment                                                 786                721
                  Property, Manufacturing & Equipment                           11,227              1,760
                                                                           -----------        -----------

                     Total Property, Plant & Equipment                          18,353              2,703
                         Less:  Accumulated Depreciation                        (1,651)            (1,023)
                                                                           -----------         ----------
                     Net Property, Plant & Equipment                       $    16,702         $    1,680
                                                                           ===========         ==========

         Components of intangible assets are as follows, in thousands:

                                                                               May 31,          August 31,
                                                                                 2001                2000
                                                                           ----------          ----------
                   Goodwill                                                 $      5,966      $       5,966
                   Contract Rights                                                74,513                ---
                   Licenses and Permits                                           26,188                171
                                                                               ----------        -----------

                   Total Intangible Assets                                  $    106,667      $       6,137
                   Less:  Accumulated Amortization                                (1,653)              (194)
                                                                               ----------        -----------
                   Net Intangible Assets                                    $    105,014      $       5,943
                                                                               ==========        ===========

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

         Unaudited pro forma combined condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or result of operations that would have actually been reported had the merger occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations. The unaudited pro forma combined condensed financial statement is based upon the respective historical consolidated financial statements of Eagle and ClearWorks and notes thereto. The unaudited pro forma combined condensed financial statement does not incorporate, nor does it assume any benefits from cost savings or synergies of operations of the combined company. This transaction is reflected in the Eagle Wireless International, Inc. balance sheet at May 31, 2001, and accordingly any reference to balance sheet information is included in the form accompanying financial information.

A)       Pro Forma Results

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 2000 and September 1, 1999.

           For the nine months ended May 31, 2001 and May 31, 2000
                          Income Statement Pro Forma
                                (IN THOUSANDS)

                                                       9 Months Ended           9 Months Ended
                                                        May 31, 2001              May 31, 2000
                           Revenue                $        35,174         $          15,422
                           Net Income /           $       (17,339)        $         (10,292)
                           (Loss)1

                           Basic EPS              $         (0.32)        $           (0.23)
                           Diluted EPS            $         (0.32)        $           (0.23)

                           Basic Shares                    54,353                    44,007
                           Diluted Shares                  54,353                    44,007

         The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred March 1, 2000 and September 1, 1999.

           For the three months ended May 31, 2001 and May 31, 2000
                          Income Statement Pro Forma
                                (IN THOUSANDS)

                                                       3 Months Ended           3 Months Ended
                                                        May 31, 2001              May 31, 2000
                              Revenue               $        11,357          $          7,368
                              Net Income /          $        (4,972)         $         (4,255)
                              (Loss)1

                              Basic EPS             $         (0.09)         $          (0.09)
                              Diluted EPS           $         (0.09)         $          (0.09)

                              Basic Shares                   55,678                    45,671
                              Diluted Shares                 55,678                    45,671

         (1) Pro forma adjustment to record respective amortization of the intangible assets as if the acquisition consummated at the beginning fiscal year 2000 and 1999.

NOTE 5 - NOTES PAYABLE:

         The following table lists the Company's note obligations as of May 31, 2001 and 2000, in thousands:

                                                      Annual
                                                     Interest                               Amount
                                                       Rate          Due Date           2001          2000
                                                 ------------------------------------------------------------
                 Vehicles                             Various        Various      $       142    $      ---
                 6% Convertible Debenture (Note8)     6.0%           Demand             2,000           ---
                 Tailwind Convertible Debenture       2.0%           May 2003           5,000
                 Other                                Various        Various              110           350
                                                                                     --------     ---------
                 Total notes payable                                              $     7,252    $      350
                 Less current portion                                                  (5,214)         (350)
                                                                                     --------     ---------
                 Total long-term debt                                             $     2,038    $      ---
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

         Minimum future lease payment under capital lease as of May 31, 2001 for each of the next five years and in the aggregate are, in thousands:

                 Period Ended                                            Amount
                                                                       ------------

                     2002                                              $       83
                     2003                                                      34
                     2004                                                      12
                                                                       ------------

                 Total minimum lease payment                           $      129
                                                                       ------------
                 Less: Amount representing interest                            13
                                                                       ------------
                 Present  value  of net  minimum  lease
                 payments                                              $      116
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

         During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc. is a subsidiary of ClearWorks, and as a result of the merger, is now a secondary subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The maturity of the convertible note is August 15, 2002. Link Two may require Tail Wind to purchase the Second
         Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, (b) Eagle has more than $10,000,000 in cash less payments for capital leases that will become due within the next two years, (c) the registration statement, registers the conversion shares are current and effective,
         (d) Eagle does reflect a net loss of more than $4,000,000 during any quarter, and (e) no material adverse event has occurred. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the conditions set forth in (b) through (e) of the preceding sentence are satisfied. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

         As a result of the merger, Eagle the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock at a rate of $1.79 per share. The agreement also permits Tail Wind to convert the Link Two warrant into Eagle warrants to purchase shares of our common stock. Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and September 2006. If Link Two requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.83 per share.

         The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise, this registration statement is not effective as of this date. Subsequent to May 31, 2001, the Company has paid to Tail Wind $750,000 towards the reduction of debt. Until the registration statement is effective, the Company will continue to pay each month $250,000 towards this debt reduction. The current financial statements have recorded as current and long-term maturities for this debt, $3,000,000 and $2,000,000, respectively.

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

NOTE 9 - MARKETABLE SECURITIES:

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At May31, 2001 all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year. For the nine months ended May 31, 2000, no marketable securities were held.

         At May 31, 2001 the securities had an original basis of $1,033,545; determined by multiplying the number of shares acquired by the fair market value of those shares. At the May 31, 2001 balance sheet date, the fair market value of these securities was $1,033,842; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included below current earnings in "Other Comprehensive Income".

               Security Name             Shares               Cost Basis            Current FMV
         Bank of America                    50,000           $       49,688        $       49,500
         Bear Stearns                       55,000                   54,948                53,556
         Citicorp                          110,000                  109,500               106,213
         CMC Security                       17,000                   16,660                16,873
         Countrywide                        18,000                   16,562                16,539
         Credit Suisse                      50,000                   49,925                50,375
         CWMBS                              46,000                   41,497                42,218
         FHLMC                             422,000                  169,574               174,659
         FNMA                              840,000                  187,398               188,957
         GE Capital                         32,000                   31,142                31,233
         GNMA                              294,610                  256,015               252,179
         Norwest                            13,000                   12,717                12,825
         Prudential                         15,000                   13,596                13,903
         Res. Accredit                      25,102                    5,649                 5,639
         Westam                             20,000                   18,674                19,175
                                                             ---------------       ---------------
         Totals                                              $    1,033,544        $    1,033,842
                                                             ===============       ===============

         Other marketable securities, Urbana and Busrt.com, with a cost basis of $600,000 and fair market value of $607,000 are included in non-current investment category and are not currently held for resale.

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                                  August 31,
                                                                                  ----------
                                                                                2000    1999
                                                                                ----    ----
                                                                                 %       %
                  U.S. Federal Statutory Tax Rate                                34       34
                  U.S. Valuation Difference                                      (1)       1
                                                                                ---      ---
                  Effective U.S. Tax Rate                                        33       35
                  Foreign Tax Valuation                                           0        0
                                                                                  -        -
                  Effective Tax Rate                                             33       35
                                                                                 ==       ==

         Items giving rise to deferred tax assets / liabilities are as follows:

                                                                                August 31,
                                                                         2000               1999
                                                                      --------------------------
                  Deferred Tax Assets:

                       Tax Loss Carry-forward                         $     0         $    0
                                                                      -------         ------

                  Deferred Tax Liability:

                       Depreciation                                    47,480          13,852
                                                                      -------         -------

                  Valuation Allowance                                       0               0
                                                                            -               -

                       Net Deferred Tax Asset / Liability             $47,480         $13,852
                                                                      =======         =======

NOTE 11 - ISSUANCE OF COMMON STOCK:

         During the three months ended May 31, 2001, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

                  Shares Outstanding February 28, 2001                                 55,976
                                                                              ----------------

                  Shares issued for Services and Compensation                              12

                                                                              ----------------
                  Shares Outstanding May 31, 2001                                      55,988
                                                                              ================

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

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

         Warrants Issued   Warrants Exercisable      Warrants          Warrants Expired
Class of       May 31,             May 31,       Non-         Non-          May 31,
Warrants    2001    2000        2001    2000  Exercisable  Registered    2001     2000
-------- ----------------  -----------------  -----------------------  ----------------
0.31       39,998     -           39998  -        -            -           -       -
1.50      600,000     -          -       -     350,000      250,000        -       -
1.55       50,000     -        25,000.0  -        -            -           -       -
1.75       20,000     -        13,766.0  -        -            -           -       -
2.00       25,000     -        25,000.0  -        -            -           -       -
2.00       41,667     -           -      -        -            -           -       -
3.00       50,000     -        50,000.0  -        -            -           -       -
4.50       25,000     -           -      -        -            -           -       -
7.00      100,000     -           -      -        -         100,000        -       -
7.49      250,000     -           -      -        -         250,000        -       -
7.50       25,000     -        25,000.0  -        -            -           -       -
9.68       50,000     -        50,000.0  -        -            -           -       -
10.00      25,000     -        25,000.0  -        -            -           -       -
10.00     250,000     -          -       -        -         250,000        -       -
12.00     250,000     -       250,000.0  -        -            -           -       -
14.00     350,000     -          -       -        -         350,000        -       -
18.00     250,000     -       250,000.0  -        -            -           -       -
25.00     150,000     -       250,000.0  -        -         150,000        -       -
2.00      Expired     -   *      -       -        -            -         50,000    -
ESOP      216,067*  28,200*    94,400    -     215,067         -           -       -
ESOP      188,907  194,907    186,157  74,250  107,058         -         10,350  10,250
        ------------------  -----------------  -----------------------  ----------------
        2,956,639  223,107  1,284,321  74,250  672,125    1,350,000      60,350  10,250
        ==================  =================  =======================  ================

AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED MAY 31, 2001 AND 2000, RESPECTIVELY.

NOTE 13 - CAPITALIZATION ACTIVITIES:

         On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly-owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of May 31, 2001, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

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

         Future obligations under the non-cancelable lease terms are:

                                            Period Ending
                                               May 31,                         Amount
                                               ------                          ------
                                                 2001                         $367,274
                                                 2002                          664,453
                                                 2003                           446162
                                                 2004                          154,120
                                                                           -----------
                                                Total                      $ 1,612,008
                                                                           ===========

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

NOTE 17 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                             For the nine months ended May 31, 2001
                                                            ----------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
         Net Income                                $   (2,934)

         Basic EPS:
          Income available to common stockholders      (2,934)          40,973           $ (0.07)
                                                                                         ========

         Effect of Dilutive Securities
           Warrants                                       ---              154
                                                     --------         --------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.               $   (2,934)         41,127           $ (0.07)
                                                    ===========        =======           ========

                                                            For the months ended August, 2000
                                                            ----------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
         Net Income                                  $    193

         Basic EPS:
          Income available to common stockholders         193           19,073           $   0.01
                                                                                             ====

         Effect of Dilutive Securities
           Warrants                                        0            3,306
                                                     --------           ------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.               $    193           22,379            $   0.01
                                                     =======          ========               ====

         For the Months ended May 31, 2001 and August 31, 2000, anti-dilutive securities existed. (see Note 12)

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:
          --------------------------

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

                                                   2001      2000
                                                  -----      ----
               Dividend yield                     0.00%      0.00%
               Volatility                         0.91      15.14
               Risk-free interest rate            7.00%      7.00%
               Expected life                      5          5

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

                                                              May 31, 2001            May 31, 2000
              Customer                                    Amount    Percentage     Amount   Percentage
              --------                                  ----------------------     -------------------
              Enron                                     $  4,490,000   39.5%       $  - 0 -     0.0%

              Duke                                      $  2,198,000   19.4%       $  - 0 -     0.0%

              Weatherford                               $  1,851,000   16.3%       $  - 0 -     0.0%

              Sprint PC                                 $  1,648,000   14.5%       $  - 0 -     0.0%

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

                                          FOR THE NINE MONTHS ENDING MAY 31, 2001

(in thousands)             Eagle    APC / SW     COMM       HSI     UCG / INT   Link II    .Net      Elim.     Consol.
                         ---------- ---------- ---------- -------- ------------ -------- ---------- ---------- ----------
Revenue                      1,037      4,697       331     1,168       10,778        9        ---       ---     18,020
Segment (Profit) / Loss      3,166       (375)      167       109           53      411        990       ---      4,521
Total Assets               194,006      2,441     5,439     2,248        5,180   13,609     37,311   (74,927)   185,307
Capital Expenditures           192          1       613       ---           19    6,657         14       ---      7,496
Dep. And Amort.              1,200         66       118        28           13      115        548       ---      2,088

                                          FOR THE NINE MONTHS ENDING MAY 31, 2000

(in thousands)             Eagle    APC / SW     COMM       HSI     UCG / INT   Link II    .Net      Elim.     Consol.
                         ---------- ---------- ---------- -------- ------------ -------- ---------- ---------- ----------
Revenue                        984      2,189       ---       ---          ---      ---        ---       ---      3,173
Segment (Profit) / Loss       (120)       560       ---       ---          ---      ---        ---       ---        440
Total Assets                46,317      1,485       ---       ---          ---      ---        ---       ---     47,802
Capital Expenditures           602        492       ---       ---          ---      ---        ---       ---      1,094
Dep. And Amort.                332         45       ---       ---          ---      ---        ---       ---        377

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 22 - SUBSEQUENT EVENTS.

         Refer to Note 8 - convertible debentures for subsequent event information.

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

         CHANGES IN CASH FLOW. Eagle's operating activities provided net cash of $5,085,000 in the nine months ended May 31, 2001, compared to $2,100,000 in the nine months ended May 31, 2000. The increase in net cash used by operating activities was primarily attributable to increases in inventory and reductions in accounts payable. Eagle's investing activities used net cash of $13,813,000 in the nine months ended May 31, 2001, compared to $1,190,000 in the nine months ended May 31, 2000. The increase was due primarily to investment activities and purchase of equipment. Eagle's financing activities provided cash of $4,129,000, in the nine months ended May 31, 2001, compared to $29,760,000 in the nine months ended May 31, 2000. The increase at May 31, 2001 is attributable to Link Two Communications, Inc. loan from Tailwind.

         LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the three months ended May 31, 2001 totaled $49,976,000 as compared to $34,602,000 reported for the three months ended May 31, 2000. Of this amount, $27,747,000 consisted of cash. Eagle believes that its working capital of $30,430,000 as of May 31, 2001 should be sufficient to fund operations through the end of the fiscal year 2001. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and
         Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. As of May 31, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K/A

                (a) Exhibit
                    None
                (b) Reports on Form 8-K/A
                    Form 8-K/A filed on October 29, 2001 in conjunction with the merger of ClearWorks.Net, Inc.

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