Form 10KSB
period 2001-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2001-11-16
CIK 1023139

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
      --------------------------------------------------------------------

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the fiscal year ended August 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                       EAGLE WIRELESS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                       Commission file number: 000-20011


             TEXAS                                    76-0494995
 -----------------------------------      ------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


     101 COURAGEOUS DRIVE, LEAGUE CITY, TEXAS                77573
  ---------------------------------------------        -----------------
      (Address of Principal Executive Office)             (Zip Code)


                                  281-538-6000
                                  ------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:Common Stock

Securities registered pursuant to Section 12(g) of the Exchange Act:Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended August 31, 2001 were $28,110,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on November 13, 2001 was $ 42,186,000. As of November 13, 2001 registrant had 60,265,000 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2001.

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

      Although Eagle believes that the expectations reflected in the forward-looking statements are reasonable, Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      Eagle is an integrated focused company that designs and manufactures a wide range of broadband products and provides complete installation services for copper, fiber, and wireless to the commercial and residential markets. The combination of Eagle Wireless and ClearWorks gives Eagle an expanded market, product and service synergies, the opportunity for rapid growth and recurring revenues. Core products offered by Eagle target end users of broadband services and include Internet, telephone, cable television, and security monitoring services which services we refer to as bundled digital services (or BDS(SM)). Eagle participates as a leader in the broadband products and services market.

      Eagle designs, manufactures, markets, and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems and radio and telephone systems. Most of Eagle's broad line of products, covering the messaging spectrum as well as specific personal communication systems, and specialized mobile radio products, have been tested and approved by the Federal Communications Commission. Eagle provides service and support for its products, as well as consulting and research development on a contract basis. In addition, Eagle has introduced a completely new line of multi-media and Internet products to the telecommunications industry, including a family of digital set-top-box products and markets these products under the name of BroadbandMagic.com. BroadbandMagic.com is a wholly owned subsidiary of Eagle.

      During 2001, Eagle entered into a merger agreement with ClearWorks.net, Inc. Eagle issued approximately 29.4 million shares of Eagle common stock in the merger. The business purpose of the merger between Eagle and ClearWorks was to create a company with unique product and service offerings. The merger integrated wireless and broadband products and services to a wide range of customers and applications, which Eagle believes will result in recurring revenues. The core products offered by Eagle target end users of broadband services and include Internet, telephone, cable style television over fiber, and security monitoring services which services we refer to as bundled digital services (or BDS(SM)). Each subscriber gives the company an opportunity to create a long-term recurring revenue stream and to generate up-front product revenue by adding a number of current and future hardware and software and service products, such as the set-top-box to the existing ClearWorks contracts. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. Eagle believes hardware, installation and home wiring for the current BDS(SM) contracts alone have the potential to generate near-term revenue for the company. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, and strong manufacturing and R&D capabilities and ClearWorks' BDS(SM) "last mile" cable and fiber installation should provide a well-balanced revenue mix as the combined company provides a full complement of broadband products and services to its customers.

      Effective January 1, 2000, Eagle acquired all of the assets and assumed some liabilities of Atlanticpacific Communications, Inc. Atlanticpacific is primarily in the business of nationwide sales and installation of fiber optic and Internet wiring to commercial customers. Eagle financed this acquisition through the issuance of 518,919 shares in restricted common stock and the assumption of notes and accounts payable of approximately $1.3 million.

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

PRODUCT CATEGORIES

WIRELESS MESSAGING PRODUCTS

      Messaging is a method of wireless telecommunication, which uses an assigned radio frequency to contact a messaging subscriber anywhere within a service area. A messaging system is generally operated by a service provider that incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a messaging frequency within either a local, regional, or national geographical area. Each messaging subscriber is assigned a distinct telephone number that a caller dials to activate the subscriber's pager, a pocket-sized radio receiver carried by the subscriber. A messaging switch receives telephone calls by the subscriber. A network of transmitters, that broadcast a signal over a specific geographical area, then receives the information from the messaging switch through the controller, and a radio signal is sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the messaging device to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric, or alphanumeric message.

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


BROADBAND MULTIMEDIA AND INTERNET PRODUCTS

      BroadbandMagic markets broadband convergence set-top-box products. These multimedia and Internet based products provide a user with the ability to interface their Internet connection, broadcast video source, cable or DSL source, or satellite video source directly to their television receiver. The marketing plan of Eagle through BroadbandMagic.com has been to initially focus on the large Internet service providers or ISP's and OEM customers who typically bundle set-top-boxes with their service as their own marketing strategy. Eagle is currently negotiating to obtain the necessary additional large scale financing to continue to mass produce and market these devices.

HOST PRO WEB FLYER

      Service providers, such as hotels, broadcasters, DSL providers, and healthcare facilities can take advantage of Host Pro Web Flyer's unique ability to bring into convergence a full complement of TV and Internet entertainment on demand services. The Host Pro is specifically configured to allow service providers to generate additional revenues by supplying their customers with a variety of entertainment, education, and business applications.

IP EXPRESS WEB FLYER

      The IP Express Web Flyer has the ability to provide high-speed access to the Internet and can be bundled with productivity services as an incentive to attract new customers.

COMPUTER PLUS WEB FLYER

      The Computer Plus Web Flyer is a complete home entertainment system and full function computer. Using a television set as a monitor, the Computer Plus Web Flyer allows users to connect to the ISP of their choice and bring their multimedia center into the comfort of their living room. Users can access the Internet, play the latest video games, watch TV, listen to CDs, send and receive email, watch DVD movies.

ENTERTAINMENT PLATFORM SERIES

      The EP 2000 is a complete all digital entertainment system and full function computer which, supports a wide range of TV broadcast services, entertainment on demand services, high-speed access to the internet, video on demand, 10/100 Ethernet port, USB ports and 16 bit quality stereo audio output.

CLEARWORKS SERVICES

      ClearWorks provides fiber-to-the-home ("FTTH") for neighborhoods and businesses utilizing its Bundled Digital Services. These services include high-speed Internet connectivity, home security, telephone service, and cable like service over fiber.

      ClearWorks provides up to 100 Mbps switched service per home with up to six drops per home wired by the ClearWorks wiring standards. Connections of up to 100 Mbps are approximately 2,000 times faster than the 56K modem. The fiber optic network that ClearWorks deploys into a residential community consists of two parts (a) the head-end facility and, (b) the fiber optic cable installed into the home.

      ClearWorks also sells structured wiring and audio / video products to single and multi-family units. These products and services are being made available to both residential and commercial customers on a national basis.

UNITED COMPUTING GROUP SERVICES

      United Computing Group (or UCG) provides IT Business Integration and Enterprise Management solutions to companies with complex computing and communication systems. UCG helps its clients implement the latest technology enhancements so that they can stay competitive within their industry, while making sure that the cost of integrating these solutions is significantly reduced so they will be able to maximize their technology investments.

      UCG has targeted the middle market organizations as its primary client base. These organizations tend to rely on multiple specialized IT service providers to help implement and manage their IT systems and complex computing environments. UCG believes these specializations will allow its clients to address all or selected parts of the full life cycle management, including network management and monitoring, network design, product fulfillment, configuration, implementation, fault diagnosis, fault resolution, reporting, upgrading and documentation. UCG accomplishes this through its different service offerings that are managed by its Client Care Center that is operated 24 hours per day, seven days per week in Houston, Texas. Management believes that its success is principally attributable to its reputation of high customer service, business partner alliances and retention of highly trained personnel.

      UCG focuses on the following three lines of business:

      ENTERPRISE SOLUTIONS

      UCG's Enterprise Solutions are designed to scale and support small, medium, and large corporate, education, and government users in the client's environment. These high-performance cost-saving solutions provide reliable and flexible service sourcing solutions for networking services, applications development services, managed outsourcing services and telecommunications services.

      NETMANAGE247 SOLUTIONS

      These services are designed to remotely monitor or manage the small, medium, and large corporate, education, or government client's networks and network resources 24 hours a day, seven days a week, 365 days a year. UCG has established its own fully redundant and controlled Client Care Center, which houses its product suite systems and support personnel.

      PRODUCT FULFILLMENT

      UCG's Product Fulfillment Solutions are designed to scale and support users in any client environment. These high-performance, cost-saving solutions provide reliable and flexible product sourcing, distribution, and configuration.

      UCG provides its clients with the ability to place orders for IT products and services through its Product Support Center. Each client is assigned an account executive who is the single point of contact and a client support representative to assist them in the sourcing of IT products and services.

      Product fulfillment is also offered to clients via the web with the e-Product Manager solution. This solution is integrated into client's Intranet or Extranet and gives clients the ability to place IT product orders, check order status, shipping dates, verify pricing, view a list of available products and to manage their accounts payables through secure web-based connections.

      UCG has developed and expanded its web-site and e-commerce business-to-business application, to enable clients and other third parties to purchase personal computers, printers, communication hardware and other peripheral devices directly from UCG using the Internet. UCG believes providing its clients access to direct hardware purchases will be a valuable feature in providing its existing client base the convenience of buying on-line with the personalized customer service provided by UCG. UCG believes it can use its web-site as a means of attracting a broader base of clients who initially may be interested in purchasing hardware but will also become aware of UCG's ability to provide specialized IT services.

ATLANTIC PACIFIC COMMUNICATIONS SERVICES

      Atlantic Pacific Communications provides data, telephony and fiber optic installations, and project management services from initial concept through engineering to completion and documentation. Atlantic Pacific resells and installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

      o     Multi-site rollout installation
      o     SOW/RFQ preparation
      o     Installation supervision
      o     Structured wiring design
      o     Comprehensive project management
      o     Copper wiring configuration
      o     Fiber optic acceptance testing
      o     Arial and underground OSP
      o     Fiber optic and copper cable

LINK-TWO COMMUNICATIONS SERVICES

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

      BroadbandMagic sells to customers nationwide. These customers are primarily of the hospitality industry, business-to-business and the government sectors.

      ClearWorks sells its products and services primarily in the Houston, San Antonio, Austin and Phoenix markets. ClearWorks markets these products and services through direct marketing efforts of its sales employees and service centers. The majority of the customers are builders, which require the structured wiring component of ClearWorks. Residential customers take the bundled digital services while, commercial customers take phone and security services.

      United Computing Group sells its products and services nationwide to medium sized companies. The primary industries are oil / gas, medical, hardware / software, real estate, staff leasing and government.

      Atlantic Pacific Communications sells its project management services on a nationwide basis to telecommunications, oil / gas companies and government sectors.

      Link-Two Communications sells its messaging products and services to individual consumers and businesses on a nationwide basis.

MARKETING AND SALES

      The majority of Eagle and Broadband Magic products and services are marketed through its employees using direct sales and various types of mail and e-commerce techniques. Eagle also utilizes distributors and agents to sell its products in certain countries and geographic regions to market outside of Eagle's core markets.

      Eagle currently has non-exclusive arrangements with multiple distributors and agents to service selected regions within the United States. A non-exclusive arrangement is also in effect with one distributor on a worldwide basis. Terms of these arrangements provide for payments to the distributors on either a fixed percentage commission or discount from list price basis. In addition, Eagle has been granted the status of a Value Added Reseller or VAR by Lucent Technologies, Inc. for all of Lucent's wireless networking or Internet product lines. Eagle has recently developed a manufacturer's representative for the new multimedia and Internet product lines. Currently this program consists of fourteen manufacturers representatives on a worldwide basis.

      ClearWorks sells its products and services primarily in the Houston, San Antonio, Austin and Phoenix markets. ClearWorks markets these products and services through direct marketing efforts of its sales employees and service centers. The majority of the customers are builders, which require the structured wiring component of ClearWorks. Residential customers take the bundled digital services while, commercial customers take phone and security services.

      United Computing Group sells its products and services nationwide to medium sized companies. These services are marketed through sales employees and through e-commerce mailings.

      Atlantic Pacific Communications sells its project management services on a nationwide basis to telecommunications, oil / gas companies and government sectors. These products and services are marketed through sales employees.

      Link-Two Communications sells its messaging products and services to individual consumers and businesses on a nationwide basis. These products and services are marketed through sales employees and publication advertising.

      Eagle maintains Internet web sites at www.eglw.com, www.broadbandmagic.com, www.atlanticpacific.com, www.eaglebroadband.com, www.etoolz.com, www.linktwo.com, www.ucgi.com and www.clearworks.com, where information can be found on Eagle and its subsidiaries products and services. The web sites provide customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative. Information on the web site of Eagle or any of its subsidiaries is not part of this annual report.

INTERNATIONAL BUSINESS RISK

      Eagle generated net sales in markets outside the United States, which amount to less than 5% of total Eagle net sales in the last two years. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.

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

      From 1999 to 2001, Eagle has focused a large portion of its new development resources on the development of the new broadband multimedia and Internet product line. In addition, Eagle has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the convergence set-top-box product line. Eagle will continue to incur research and development expenses with respect to the convergence set-top-box product line during the current fiscal year.

      Eagle has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, wireless DSL products, radio frequency and data network design. Eagle believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by Eagle for the fiscal years ended August 31, 2001, and August 31, 2000 were $1,276,000, and $371,000 respectively.

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

      Eagle has determined that the most cost effective manufacturing method for its high volume multimedia and Internet product line is to utilize offshore contract production facilities supplemented with high volume United States based contract facilities. The high volume requirements of convergence set-top-box product line are well beyond the capabilities of the current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, Eagle has selected SCI, a United States owned company with manufacturing facilities in over twenty countries around the world. The initial manufacturing location for the convergence set-top-box is the SCI facility in Singapore.

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

      ClearWorks competes indirectly with many established companies in the fiber and cable, structured wiring, broadband services, security monitoring, cable television and telephone services. However, ClearWorks does not know of any other direct competitor. Most of these companies have greater resources available than ClearWorks. Eagle has studied these markets and is of the belief that the bundle digital services offered to the residential users as a complete package with one source billing is a competitive edge for ClearWorks. These residential users are subject to developer and homeowner association agreements that allows ClearWorks to be the primary single source provider of these services. However, there can be no assurance that these conclusions are correct and that the bundle digital services market will continue to expand at their current rates and that ClearWorks can gain significant market share in the future.

      United Computing Group competes with many established companies in the enterprise solutions, network management solutions and product fulfillment (hardware and software) services area. Most of these companies have greater resources available than United Computing Group. Eagle has studied these markets and is of the belief that the offering of the enterprise and network management and product fulfillment, as a turnkey solution, to medium sized companies at cost effective pricing is a competitive edge for United Computing Group. The use of the e-Product Manager solution, which allows customers to order products, check order status, shipping dates and verify pricing online is a valuable tool. However, there can be no assurance that these conclusions are correct and that the turnkey solution of these services will continue to expand at their current rates and that United Computing Group can gain significant market share in the future.

      Atlantic Pacific Communications competes with many established companies in the fiber and cable, structured wiring and project management services area. Most of these companies have greater resources available than Atlantic Pacific Communications. Eagle has studied these markets and is of the belief that the offering of the collective services on a nationwide scale is a competitive edge for Atlantic Pacific Communications. The use of the sub-contractors located across the nation allows Atlantic Pacific Communications to complete large projects in an efficient manner, which is a valuable tool. However, there can be no assurance that these conclusions are correct and that the these services will continue to expand at their current rates and that Atlantic Pacific Communications can gain significant market share in the future.

      Link Two Communications competes with many established companies in the nationwide one and two-way messaging services area. Most of these companies have greater resources available than Link Two Communications. Eagle has studied these markets and is of the belief that the FCC licenses that are owned by Link Two Communications are a competitive edge, because the bandwidth maybe sold to other messaging companies and the services maybe provided to the customer at a lower competitive price. However, there can be no assurance that these conclusions are correct and that the these services will continue to expand at their current rates and that Link Two Communications can gain significant market share in the future.

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

EMPLOYEES

      At October 31, 2001, Eagle employed approximately 251 persons and retained 5 independent contractors. Eagle believes its employee relations to be good. Eagle enters into independent contractual relationships with various individuals, from time to time, as needed.

      Eagle intends to hire new personnel to support the growth of Eagle. The key positions that will emerge from this growth include all areas of management from administration through marketing, sales, and personnel director.

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

      The integration of ClearWorks and its subsidiaries into Eagle has and will require the dedication of Eagle management resources. This may distract management's attention from management of the day-to-day business of Eagle. Retention of key employees by Eagle and the combined company of ClearWorks and its subsidiaries and Eagle have been, and will remain critical to ensure continued advancement, development and support of the companies' technologies, and ongoing sales and market efforts. The inability to retain key technical, sales, or marketing personnel would adversely affect the combined company's business.

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

EAGLE'S SET-TOP BOXES ARE IN THE INITIAL STAGES OF DEVELOPMENT, AND EAGLE MAY NOT BE ABLE TO EFFECTIVELY MASS-PRODUCE OR MASS MARKET THESE PRODUCTS.

      Eagle has developed several models of its set-top box product line, and is currently in negotiations to obtain the necessary additional financing to mass-produce and market these devices. Eagle may not be able to obtain such financing, and even if it does may not be able to continue to effectively mass-produce or mass market these products.

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

ITEM 2.   DESCRIPTION OF PROPERTY

      Eagle's headquarters are located in League City, Texas and include approximately 30,000 square feet of leased office, production, and storage space. The lease expires in May 2004. Eagle also maintains subsidiary offices in four other Houston area locations, with leases expiring in September 2002 and April 2003; in Chicago, Illinois, with a lease expiring in April 2003; and in Oxnard, California, with a lease expiring in July 2003.

      Eagle believes that all rental rents are at market prices. Eagle has insured its facilities in an amount that it believes is adequate and customary in the industry. Eagle believes that its existing facilities are adequate to meet its current requirements but anticipates the need to acquire additional space within the next two years. Eagle believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate the growth of its operations through the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      ClearWorks is a defendant in Martin R. Nathan v. Clear Works Technologies, Inc., et. al. in the 216th Judicial District Court, Harris County, Texas, which case was referred to arbitration. This suit was filed by Martin R. Nathan, alleged escrow agent, against ClearWorks and others. This suit was filed as an interpleader action and arose out of a stock transaction, commonly referred to by the parties as "the reverse merger." The transaction was completed pursuant to an agreement dated April 1, 1998, which created the public form of ClearWorks. Pursuant to the terms of escrow agreements or arrangements between the original stockholders of Millennium Integration Technologies, a predecessor to ClearWorks, and Southeast Tire Recycling, Inc., the original owners of Southeast Tire escrowed shares of stock in ClearWorks that they received in the transaction in order to satisfy any disclosed or undisclosed outstanding obligations of Southeast Tire as of the date of the merger. The claimants in the proceeding are ClearWorks and the former stockholders of Millennium Integration Technologies. The principal respondents are those former stockholders of Southeast Tire who are alleged to have indemnity obligations to the claimants and who have escrowed approximately 86,000 shares of ClearWorks stock to secure any outstanding obligations claimed by any party and arising prior to the date of the merger. An order compelling arbitration was entered in December 1999 and arbitration commenced January 2000. The parties to the arbitration agreed to dismiss the arbitration proceeding pending resolution of the claims of a former employee of Southeast Tire Recycling, Tim Pennington. The arbitration was dismissed, but in view of the recent settlement of Pennington's claims, the arbitration will be reinstated with additional claims against the respondent parties for the Pennnington settlement payment and litigation costs, including attorney's fees.

      ClearWorks is a defendant in State of Florida Department of Environmental Protection vs. Reco Tricote, Inc. and Southeast Tire Recycling, Inc. a/k/a ClearWork.net, Inc. in the Circuit Court of the Tenth Judicial Circuit in Polk County, Florida. On December 13, 2000, the Florida EPA sued ClearWorks presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees, and cost of court. ClearWorks immediately filed a motion to strike portions of the complaint or for a more definite statement and a motion to dismiss. The Florida EPA is amending the petition. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

      ClearWorks is a defendant in Candlelight Investors LLC v. Clearworks.net, Inc. et al which is pending in the Supreme Court of the State of New York, County of New York. Plaintiff seeks a judgment against ClearWorks arising out of the alleged failure of ClearWorks to convert debentures of ClearWorks into common stock of ClearWorks, to register stock to permit such conversion, and for other alleged breaches and conveyances relating to agreements between plaintiff and ClearWorks. Plaintiff seeks compensatory damages exceeding $2,763,998, injunctive relief, specific performance, punitive damages, and other relief. Plaintiff has obtained a judgment in the amount of $3,200,000 against ClearWorks. Plaintiffs are currently conducting jurisdictional discovery on Eagle and Dr. H. Dean Cubley. The defendants deny the allegations of the complaint.

      In connection to the above, described judgment against ClearWorks, Candlelight filed a suit against ClearWorks in Texas on July 20, 2001 for the purposes of collecting its judgment. Candlelight filed a lawsuit styled Candlelight Investors LLC v. Clearworks.net, Inc. et al in the 334th Judicial District Court of Harris County, Texas. The defendants deny the allegations of the complaint.

      ClearWorks is defendant in Kaufman Bros., LLP v. ClearWorks.net, Inc., et al, which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The defendants have moved to dismiss the action on the grounds that the court has no personal jurisdiction over them. The defendants deny the allegations of the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On November 14, 2001, Eagle's common stock closed at $.70 per share. Eagle is authorized to issue 100,000,000 shares of common stock, 60,265,000 of which were issued and outstanding at November 14, 2001. At November 14, 2001, there were approximately 814 holders of record of Eagle common stock.

      The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                                 EAGLE COMMON STOCK
                                                -------------------
                                                    High     Low
      FISCAL 2001
             Quarter ended November 30, 2000       $6.75    $2.50
             Quarter ended February 28, 2001       $3.40    $1.35
             Quarter ended May 31, 2001            $2.49    $0.99
             Quarter ended August 31, 2001         $1.89    $0.80

      FISCAL 2000
              Quarter ended November 30, 1999      $2.00    $1.00
              Quarter ended February 29, 2000      $19.00   $1.13
              Quarter ended May 31, 2000           $19.50   $5.62
              Quarter ended August 31, 2000        $8.75    $5.62


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

RECENT SALES OF UNREGISTERED SECURITIES

      During the fourth quarter of fiscal 2001 Eagle did not issue any securities without registration under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion should be read in conjunction with Eagle's financial statements and accompanying notes to the financial statements.

OVERVIEW

      For the year ended August 31, 2001, Eagle's business operations were significantly expanded into the broadband products and services through the merger with Clearworks.net and subsidiaries on January 31, 2001. This business merger accounted for the majority of increases in consolidated revenues, expenses, capital assets and personnel. The merged operations include research and development services, sale of computer and manufactured broadband products and services, management services for third party network operations and sale of one and two way messaging products and services. The Company's concentration of management and economic resources in integrating the merged operations resulted in revenues of $28,109,000 with a corresponding gross profit of $7,702,000. The Company incurred a net loss of $5,873,000 which was attributable to increases in lawsuit settlements costs, merger costs and related amortization, system costs for a uniform system wide accounting and reporting system and increases research and development costs for existing and future enhancements of digital set-top boxes, high definition televisions and remote digital facilities and advertising for bundle digital services and set-top boxes. The Company is continuing to consolidate management positions and centralize purchasing, research and development activities and marketing of all products and services in an effort to minimize unnecessary expenditures and provide management with timely information to react to changing market conditions in the broadband industry.

REVENUE RECOGNITION

      The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., BroadbandMagic.com, Inc., ClearWorks Communications, Inc., ClearWorks Home Systems, Inc., AtlanticPacific Communications, Inc., Link Two Communications, Inc. and United Computing Group, Inc. names.

EAGLE WIRELESS INTERNATIONAL

      Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

BROADBANDMAGIC.COM

      BroadbandMagic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of 90-days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

      Eagle Wireless International and BroadbandMagic.com engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

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

CLEARWORKS HOME SYSTEMS

      ClearWorks Home Systems sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

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

LINK TWO COMMUNICATIONS

      Link Two provides customers with one and two way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer.

UNITED COMPUTING GROUP

      United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

RECEIVABLES

      For the year ended August 31, 2001, Eagle accounts receivables increased to $7,144,000 from $1,247,000 at August 31, 2000. The majority of this increase is due to additional revenues and related receivables from the merged companies.

      Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectable are charged against the allowance for doubtful accounts.

RECENT ACQUISITIONS; GOODWILL

      In September 2000, Eagle entered into a merger agreement with ClearWorks.net, whereby it agreed to acquire 100% of the outstanding common stock of ClearWorks.net in exchange for 0.8 shares of Eagle common stock for each share of ClearWorks.net common stock at the closing. In addition to the share issuance, Eagle will assume all outstanding ClearWorks.net stock options and warrants based upon the same 0.8 exchange ratio. On January 31, 2001, Eagle and Clearworks.Net voted to conduct the merger of the two companies.

MARKETABLE SECURITIES

      Eagle has adopted the provisions of SFAS No. 115, as amended by SFAS No. 130, which provides that all marketable equity securities be classified as available-for-sale or trading securities, and be carried on the balance sheet at fair market value. Any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income," net of tax.

      During the year ended August 31, 2001, the Company acquired 3,000,000 common stock shares of Burst.com and 3,700,000 common stock shares of Urbana, Inc. with a cost of $575,000 and $108,000, respectively.

INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2001, Eagle's inventory total of $10,637,000 as compared to $5,756,000 at August 31, 2000. The additional inventory is primarily attributable to the purchase of fiber, cabling and computer products.

RESULTS OF OPERATIONS

YEAR ENDED AUGUST 31, 2001 COMPARED TO YEAR ENDED AUGUST 31, 2000

      NET SALES. For the year ended August 31, 2001, net sales increased to $28,110,000 from $5,240,000 during the year ended August 31, 2000. The increase was primarily attributable to added sales from Atlanticpacific and the ClearWorks companies (Home Systems, Communications and United Computing Group). Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems provides structured wiring solutions and audio / visual equipment to single and multi-family dwellings. ClearWorks Communications provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. United Computing Group provides business-to-business hardware and software network solutions and network monitoring services.

      COST OF GOODS SOLD. For the year ended August 31, 2001, cost of goods sold increased to $20,408,000 from $2,482,000 during the year ended August 31, 2000. The increase was primarily attributable to added cost of sales from Atlanticpacific and the ClearWorks companies (Home Systems, Communications and United Computing Group). Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The Company's gross profit percentage for products sold was 27% and 53% for the years ended August 31, 2001 and August 31, 2000. This decrease is primarily attributable to lower profit margins on volume sales of computers and related equipment and increases in salaries and depreciation of equipment utilized in head-end facilities.

      OPERATING EXPENSES. For the year ended August 31, 2001, operating expenses increased to $15,925,000 from $3,985,000 for the year ended August 31, 2000. The primary portions of the increase are discussed below:

      A $4,746,000 increase in salaries, as a result of its acquisitions and expanded business.

      A $261,000 increase in advertising and promotion, due primarily to increased attendance at conventions and trade shows on a worldwide basis.

      A $3,111,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets.

      A $2,918,0000 increase in other support costs, due to an increase in rents, travel, utilities and communication costs.


      NET EARNINGS. For the year ended August 31, 2001, Eagle's net loss was $5,874,000, compared to net earnings of $193,000 during the year ended August 31, 2000.

      CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $1,609,000 in the year ended August 31, 2001, compared to use of net cash of $5,299,000 in the year ended August 31, 2000. The decrease in net cash used by operating activities was primarily attributable to minimization of inventory purchases, increases in accrued expenses, utilization of stock compensation in lieu of cash and increase in depreciation and amortization. Eagle's investing activities used net cash of $6,512,000 in the year ended August 31, 2001, compared to $2,224,000 in the year ended August 31, 2000. The increase was due primarily to investment activities and purchase of equipment. Eagle's financing activities used cash of $3,846,000, in the year ended August 31, 2001, compared to $39,681,000 provided in the year ended August 31, 2000. The decrease is attributable to the repurchase of common stock and no significant fund raising activities for the year ending August 31, 2001 compared to August 31, 2000.

      LIQUIDITY AND CAPITAL RESOURCES. Current assets for the year ended August 31, 2001 totaled $42,649,000 (includes cash and cash equivalents of $20,379,000) as compared to $49,306,000 reported for the year ended August 31, 2000. Of this amount, $20,379,000 consisted of cash. Eagle believes that its working capital of $23,246,000 as of August 31, 2001 should be sufficient to fund operations through the end of the fiscal year 2002. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financing for capital. Refer to Note 7 and Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. As of August 31, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEMS 9 TO 12 INCLUSIVE.

      These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to December 29, 2001, Eagle will file a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated by reference in this annual report. Eagle has set a date of February 13, 2002 for its annual meeting of stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are to be filed as part of the annual report:

      EXHIBIT NO.       IDENTIFICATION OF EXHIBIT

      Exhibit 3.1 Eagle Wireless International, Inc. Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 of Form SB-2 file no. 333-20011)
      Exhibit 3.2       Amended and Restated Eagle Wireless International,
                        Inc. Bylaws
      Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form SB-2 file no. 333-20011)
      Exhibit 10.1      Asset Purchase Agreement between Eagle
                        Telecom International, Inc., a Delaware corporation and Eagle Telecom International, Inc., a Texas corporation (incorporated by reference to Exhibit
                        10.1 of Form SB-2 file no. 333-20011)
      Exhibit 10.2      Stock Option Plan (incorporated by reference to
                        Exhibit 10.2 of Form SB-2 file no. 333-20011)
      Exhibit 10.3      Agreement and Plan of Reorganization dated
                        September 15, 2000 (incorporated by reference to Exhibit
                        10.1 of Form S-4 file no. 333-49688)
      Exhibit 10.4      Stock Purchase Agreement between Eagle
                        Wireless International, Inc. and the shareholders of Comtel Communications, Inc. (incorporated by reference to Exhibit 10.4 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December
                        13, 2000)
      Exhibit 10.5      Stock Purchase Agreement between Eagle
                        Wireless International, Inc. and the shareholders of Atlantic Pacific Communications, Inc.
                        (incorporated by reference to Exhibit 10.5 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)
      Exhibit 10.6      Stock Purchase Agreement between Eagle
                        Wireless International, Inc. and the shareholders of eToolz, Inc. (incorporated by reference to Exhibit 10.6 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)
      Exhibit 21.1      List of Subsidiaries (incorporated by reference to
                        Exhibit 21.1 of Form S-4 file no. 333-49688)
      Exhibit 23.1      Consent of McManus & Co., P.C.

      (b) The following reports were filed on Form 8-K during the last quarter of the period covered by this report. On June 20, 2001, Eagle filed a report on Form 8-K, pursuant to Item 9 of the report, announcing the timing of a web cast. On August 2, 2001, Eagle filed a report on Form 8-K, pursuant to Item 2 of the report, announcing the acquisition of Atlanticpacific Communications, Inc. and Comtel Communications, Inc., in which financial statements were included pursuant to Item 7 of the report.


                                   SIGNATURES


      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Eagle Wireless International, Inc.



                                    By: ____________________________
                                    Dr. H. Dean Cubley,
                                    Chief Executive Officer and Chariman




      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                     DATE
---------                           -----                                     ----

___________________________         Chairman of the Board and                 November 13, 2001
H. Dean Cubley                      Chief Executive Officer

___________________________         Chief Financial Officer                   November 13, 2001
Richard R. Royall

___________________________         Director and Executive Vice-President     November 13, 2001
Christopher W. Futer

___________________________         Director                                  November 13, 2001
A.L. Clifford

___________________________         Director                                  November 13, 2001
Glenn A. Goerke

___________________________         Director                                  November 13, 2001
Shannon McLeroy

___________________________         Director                                  November 13, 2001
Raymond G. Harrell III

___________________________         Director, President and                   November 13, 2001
Manny M. Carter                     Chief Operating Officer


                          INDEPENDENT ACCOUNTANT'S REPORT


      TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
      OF EAGLE WIRELESS INTERNATIONAL, INC.:

      We have audited the accompanying consolidated balance sheets of Eagle Wireless International, Inc. and subsidiaries as of August 31, 2001 and 2000 and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Eagle Wireless International, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Wireless International, Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their earnings, shareholders' equity, and their cash flows for the years then ended are in conformity with generally accepted accounting principles.


      McMANUS & CO., P.C.
      CERTIFIED PUBLIC ACCOUNTANTS
      ROCKAWAY, NEW JERSEY

      November 9, 2001

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------

                              ASSETS
                                                                                      AUGUST 31,
                                                                                2001             2000
                                                                             ---------        ---------
CURRENT ASSETS
      Cash and Cash Equivalents                                              $  20,379        $  32,346
      Accounts Receivable                                                        7,144            1,247
      Other Receivables                                                             --            8,655
      Marketable Securities                                                      3,464              971
      Inventories                                                               10,637            5,756
      Prepaid Expenses                                                           1,025              331
                                                                             ---------        ---------
           TOTAL CURRENT ASSETS                                                 42,649           49,306

PROPERTY AND EQUIPMENT
      Operating Equipment                                                       28,469            2,703
      Less: Accumulated Depreciation                                            (2,005)          (1,023)
                                                                             ---------        ---------
           TOTAL PROPERTY AND EQUIPMENT                                         26,464            1,680

OTHER ASSETS:
      Security Deposits                                                            134               33
      Deferred Advertising Costs                                                   363              384
      Deferred Syndication Costs                                                    --              270
      Goodwill                                                                   5,966            5,966
      Other Intangible Assets                                                   98,954              171
      Less:  Accumulated Amortization                                           (3,879)            (194)
      Other Assets                                                                  16               25
                                                                             ---------        ---------

           TOTAL OTHER ASSETS                                                  101,554            6,655
                                                                             ---------        ---------

TOTAL ASSETS                                                                 $ 170,667        $  57,641
                                                                             =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                                       $   4,525        $   2,007
      Accrued Expenses                                                           6,406              308
      Notes Payable                                                              5,933               42
      Line of Credit                                                             1,846              266
      Capital Lease Obligations                                                     48               59
      Federal Income Taxes Payable                                                  --              736
      Franchise Taxes Payables                                                      --               17
      Sales Taxes Payable                                                          598               17
      Deferred Taxes                                                                15               15
                                                                             ---------        ---------

           TOTAL CURRENT LIABILITIES                                            19,403            3,507

LONG-TERM LIABILITIES:
      Capital Lease Obligations
        (net of current maturities)                                                115               41
      Deferred Taxes                                                                32               32
      Long-Term Debt                                                             2,021               --
                                                                             ---------        ---------

           TOTAL LONG-TERM LIABILITIES                                           2,136               73

                      COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value
           Authorized 5,000,000 shares
           Issued -0- shares                                                        --               --
      Common Stock - $.001 par value
           Authorized 100,000,000 shares
           Issued and Outstanding at August 31, 2001,
           and 2000, 60,264,000 and 25,609,263, respectively                        60               26
      Paid in Capital                                                          153,426           52,160
      Retained Earnings                                                         (4,358)           1,875
                                                                             ---------        ---------

           TOTAL SHAREHOLDERS' EQUITY                                          149,128           54,061
                                                                             ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 170,667        $  57,641
                                                                             =========        =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                    For the years ended August 31,

                                                                       2001               2000
                                                                     --------           --------
NET SALES:
    Structured wiring                                                   7,643                 --
    Broadband services                                                    523                 --
    Products                                                           19,342              5,240
    Other                                                                 602                 --
                                                                     --------           --------
TOTAL SALES                                                            28,110              5,240
                                                                     --------           --------
COSTS OF GOODS SOLD:
    Direct Labor and Related Costs                                      1,638              1,119
    Products and Integration Service                                   14,931              1,064
    Structured Wiring Labor and Materials                               2,345                 --
    Broadband Services Costs                                              260                 --
    Depreciation and Amortization                                       1,053                 73
    Other Manufacturing Costs                                             181                226
                                                                     --------           --------
TOTAL COSTS OF GOODS SOLD                                              20,408              2,482
                                                                     --------           --------
GROSS PROFIT                                                            7,702              2,758
                                                                     --------           --------
OPERATING EXPENSES:
    Selling, General and Administrative:
        Salaries and Related Costs                                      6,170              1,424
        Advertising and Promotion                                         600                340
        Depreciation and Amortization                                   3,615                504
        Other Support Costs                                             4,264              1,346
        Research and Development                                        1,276                371
                                                                     --------           --------
TOTAL OPERATING EXPENSES                                               15,925              3,985
                                                                     --------           --------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES/(EXPENSES), INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                                                   (8,222)            (1,227)

OTHER REVENUES/ (EXPENSES)
    Interest Income - net                                               2,348              1,506
    Other Income                                                                               9
                                                                     --------           --------
                 TOTAL OTHER REVENUES                                   2,348              1,516

EARNINGS/(LOSS) BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER COMPREHENSIVE INCOME                   (5,874)               289
                                                                     --------           --------

Provisions For Income Taxes                                                --                 96
                                                                     --------           --------
NET EARNINGS / (LOSS)                                                  (5,874)               193
                                                                     --------           --------
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gain / (Loss)                                         (359)               (18)
                                                                     --------           --------
OTHER COMPREHENSIVE INCOME / (LOSS)                                  $ (6,233)          $    175
                                                                     ========           ========
NET EARNINGS / (LOSS) PER COMMON SHARE:
Basic                                                                $  (0.12)          $   0.01
Diluted                                                              $  (0.12)          $   0.01
Comprehensive Income / (Loss)                                        $  (0.13)          $   0.01


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
--------------------------------------------------------------------------------



                                                                                        ADDITIONAL                     TOTAL
                                                        COMMON STOCK         PREFERRED   PAID IN      RETAINED     SHAREHOLDERS'
                                                     SHARES       VALUE        STOCK     CAPITAL      EARNINGS        EQUITY
TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 1999                             13,480     $      13     $  --    $   7,181     $   1,700     $   8,894

Net Earnings                                             --            --        --           --           193           193

New Stock Issued to Shareholders
   Issuance of Common Stock
   For Acquisitions                                     869             1        --        3,661            --         3,662
   For Services and Compensation                        981             1        --        1,642            --         1,643
   For Warrant Conversion                             9,411            10        --       38,559            --        38,569
   For Debt Conversion                                  828             1        --        1,612            --         1,613
   For Employee Stock Option Plan                        41            --        --          158            --           158

Syndication Costs                                        --            --        --         (653)           --          (653)

Unrealized Holding Loss                                  --            --        --           --           (18)          (18)
                                                  ---------     ---------     -----    ---------     ---------     ---------

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2000                             25,609            26        --       52,160         1,875        54,061
                                                  ---------     ---------     -----    ---------     ---------     ---------

Net Loss                                                 --            --        --           --        (5,874)       (5,874)
New Stock Issued to Shareholders
    For Services and Compensation                     1,370             1        --          973            --           974
    For Property and Other Assets                       127            --        --        2,837            --         2,837
    For Retirement of Debt and Liabilities            3,004             3        --        5,693            --         5,696
    For Warrants Conversion                             645             1        --        1,078            --         1,079
    For Employee Stock Option Plan                       96            --        --          192            --           192
    For acquisition of ClearWorks, Inc.              35,287            35        --       99,762            --        99,797
    For Licenses and Investments                      1,204             1        --        2,965            --         2,966

Syndication Costs                                        --            --        --         (876)           --          (876)

Treasury Stock                                       (7,078)           (7)       --      (11,358)           --       (11,365)

Unrealized Holding Gain                                  --            --        --           --          (359)         (359)
                                                  ---------     ---------     -----    ---------     ---------     ---------

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2001                             60,264     $      60     $  --    $ 153,426     $  (4,358)    $ 149,128
                                                  =========     =========     =====    =========     =========     =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                                        August 31,
                                                                                 2001              2000
                                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earning/(Loss)                                                             $ (5,874)         $    193

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Depreciation and Amortization                                                  4,667               577
   Stock Issued for Services Rendered                                               974                --
   CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECT FROM PURCHASE
   OF CLEARWORKS.NET
   (Increase)/Decrease in Marketable Securities                                    (910)             (989)
   (Increase)/Decrease in Accounts Receivable                                      (462)              (87)
   (Increase)/Decrease in Other Receivables                                          --            (2,013)
   (Increase)/Decrease in Inventories                                               515            (3,083)
   (Increase)/Decrease in Prepaid Expenses                                          516               (75)
   Increase/(Decrease) in Accounts Payable                                       (1,793)              540
   Increase/(Decrease) in Accrued Expenses                                        1,494              (125)
   Increase/(Decrease) in Deferred Taxes                                             --                34
   Increase/(Decrease) in Deferred Revenues                                          --              (533)
   Increase/(Decrease) in Sales Tax Payable                                          --               (10)
   Increase/(Decrease) in Federal Income Taxes Payables                            (736)              268
   Increase/(Decrease) in Franchise Taxes Payables                                   --                 4
                                                                               --------------------------
   Total Adjustment                                                               4,265            (5,492)
Net Cash Used by Operating Activities                                            (1,609)           (5,299)

CASH FLOWS FROM INVESTING ACTIVITIES
   (Purchase)/Disposal of Property and Equipment                                (16,394)           (1,358)
   (Increase)/Decrease in Security Deposits                                        (102)              (14)
   (Increase)/Decrease in Investments                                                20                --
   (Increase)/Decrease in Notes Receivable                                        8,655                --
   (Increase)/Decrease in Deferred Advertising Costs                                 21              (384)
   (Increase)/Decrease in Deferred Syndication Costs                                270              (270)
   (Increase)/Decrease in Other Intangible Assets                                 1,009              (171)
   (Increase)/Decrease in Other Assets                                                9               (25)
                                                                               --------------------------
Net Cash Used by Investing Activities                                            (6,512)           (2,224)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(Decrease) in Notes Payable (Short-Term)                              6,148             1,287
   Increase/(Decrease) in Capital Leases                                             63                51
   Increase/(Decrease) in Line of Credit                                            230                (7)
   Proceeds From Sale of Common Stock, Net                                        1,078            38,350
   Retirement of ESOP Shares                                                     (2,740)               --
   Treasury Stock                                                                (8,625)               --
                                                                               --------------------------
Net Cash Provided By Financing Activities                                        (3,846)           39,681
                                                                               --------------------------

Net Increase/(Decrease) in Cash                                                 (11,967)           32,158
CASH AT THE BEGINNING OF THE YEAR                                                32,346               188
                                                                               --------------------------
CASH AT THE END OF THE YEAR                                                    $ 20,379          $ 32,346

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
    Interest                                                                   $    112          $     94
    Income Taxes                                                                     --                24

Supplemental non-cash investing activities (See Note 4):
Licenses and Investments                                                       $  2,428          $     --
Property, Plant & Equipment                                                       2,919                --


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001



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

A)    Consolidation

      At August 31, 2001 the Company has four wholly owned subsidiaries:
      AtlanticPacific Communications, Inc. (APC), eToolz, Inc.(ETI), BroadbandMagic.com, Inc.(BBM), ClearWorks.Net, Inc. (.NET) and its subsidiaries, ClearWorks Communication, Inc.(COMM), ClearWorks Home Systems, Inc.(HSI), United Computing Group (UCG) and Link-Two Communications, Inc.(LINK II)). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $21,973,000 and $26,319,000 invested in interest bearing accounts and marketable securities (Note 9) at August 31, 2001 and August 31, 2000, respectively.

C)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                               YEARS
                                                              --------
             Head-End Facility and Fiber Infrastructure          20
             Manufacturing Equipment                            3-7
             Furniture and Fixtures                             2-7
             Office Equipment                                     5
             Leasehold Improvements                         Life of Lease
             Property and Equipment                               5
             Vehicles                                             5

      Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:


                                                     August 31
                                              2001               2000
                                            -------             -------
            Raw Materials                   $ 3,537             $ 2,823
            Work in Process                   6,555               2,933
            Finished Goods                      545                  --
                                            -------             -------
                                            $10,637             $ 5,756
                                            =======             =======

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


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

      BROADBANDMAGIC.COM

      BroadbandMagic.com, Inc. designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

      Eagle Wireless International and BroadbandMagic.com engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

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

      CLEARWORKS HOME SYSTEMS

      ClearWorks Home Systems sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

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

      LINK TWO COMMUNICATIONS

      Link Two provides customers with one and two way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer.

      UNITED COMPUTING GROUP

      United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


F)    Research and Development Costs

      For the years ended August 31, 2001, and 2000, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $ 1,276,000 and $371,000 were expensed for the years ended August 31, 2001, and 2000, respectively.

      No research and development services were performed for outside parties for the year ended August 31, 2001 and 2000.

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


                                                            August 31,
                                                         2001        2000
                                                       --------   --------
       Weighted Average Number of Common
         Shares Outstanding Including

       Primary Common Stock Equivalents                 49,726     19,073
       Fully Dilutive Common Stock Equivalents          49,880     22,379


I)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

                1)    Quoted market prices in active markets.
                2)    Estimate based on prices of similar assets
                3)    Estimate based on valuation techniques

      As of August 31, 2001 and 2000, no impairment existed.

J)    Intangible Assets

      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years for Atlantic Pacific and Comtel and twenty-five (25) years for ClearWorks.Net. contract rights. Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over ten (10) years and twenty (20) years, respectively.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


K)    Advertising Costs

      In fiscal 2001 and 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the year ended August 31, 2001, the Company has expensed $593,000 where $458,000 in costs has been deferred.

      For the year ended August 31, 2000, the Company has expensed $298,000 whereas $384,000 in costs has been deferred.

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

O)    Other Comprehensive Income

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the fiscal year ended August 31, 2001, 2000, comprehensive loss was ($359,000) and ($18,000), respectively.

P)    Reclassification

      The Company has reclassified certain assets costs and expenses for the year ended August 31, 2000 to facilitate comparison to the year ended August 31, 2001.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001



Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support cost consists of the following:


                                             2001          2000
                                          ---------     ---------
               Rent                       $   791       $   386
               Travel                         437           326
               Utilities                      438           158
               Professional                   831           190
               Office Supplies                482            97
               Insurance                      263            68
               Advertising/
               Conventions                    737            64
               Postage/ Delivery              178            30
               Taxes                           90            22
               Other                           17             6
                                          -------       -------
               Total                      $ 4,264       $ 1,346
                                          =======       =======

R)    Recent Pronouncements

      In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective September 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS No. 142 on September 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent an indication exists that the goodwill and intangible assets may be impaired, the Company must measure the impairment loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Based on current goodwill and intangible asset balances, the Company will have approximately $99,652,000 of non-amortized goodwill and intangibles as of September 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

      Amortization expense related to goodwill and intangibles was approximately $3,685,000 and $194,000 for the fiscal year ended August 31, 2001.

      The impact of the adoption of SFAS 141 and 142 is not currently known, the company will assess the impairment of its goodwill and intangible assets no later than May 31, 2002.

      The impact of other significant matters that might result from the adoption of SFAS 141 and 142 is not currently known, but will be assessed prior to the issuance of the Company's May 31, 2002, 10-Q filing.

      On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


NOTE 2 - ACCOUNTS RECEIVABLE:

            Accounts receivable consist of the following, in thousands:



                                                          August 31,
                                                     2001             2000
                                                   -------         -------
            Accounts Receivable                    $ 7,624         $ 1,336
            Allowance for Doubtful Accounts           (480)            (89)
                                                   -------         -------
            Net Accounts Receivable                $ 7,144         $ 1,247
                                                   =======         =======


NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

      Components of property, plant & equipment are as follows, in thousands:

                                                                          August 31,
                                                                     2001            2000
                                                                  ---------       ---------
            Automobile                                            $     548       $      58
            Head-End Facility and Fiber Infrastructure               15,045              --
            Furniture & Fixtures                                        481             140
            Leasehold Improvements                                       84              24
            Office Equipment                                            654             721
            Property, Manufacturing & Equipment                      11,657           1,759
                                                                  ---------       ---------
                Total Property, Plant & Equipment                 $  28,469       $   2,703
                    Less: Accumulated Depreciation                   (2,005)         (1,023)
                                                                  ---------       ---------
                Net Property, Plant & Equipment                   $  26,464       $   1,680
                                                                  =========       =========

      Components of intangible assets are as follows, in thousands:

                                                                          August 31,
                                                                    2001             2000
                                                                  ---------       ---------
            Goodwill                                              $   5,966       $   5,966
            Contract Rights                                          74,513              --
            Licenses & Permits                                       24,441             171
                                                                  ---------       ---------
                Total Intangible Assets                           $ 104,920       $   6,137
                    Less: Accumulated Amortization                   (3,879)           (194)
                                                                  ---------       ---------
                Net Intangible Assets                             $ 101,041       $   5,943
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

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


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

      The unaudited pro forma combined condensed financial statement is based upon the respective historical consolidated financial statements of Eagle and ClearWorks and notes thereto. The unaudited pro forma combined condensed financial statement does not incorporate, nor does it assume any benefits from cost savings or synergies of operations of the combined company. This transaction is reflected in the Eagle Wireless International, Inc. balance sheet at August 31, 2001, and accordingly any reference to balance sheet information is included in the accompanying financial information.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


A)    Pro Forma Results

      The following summarized pro forma (unaudited) information assumes the transactions related to ClearWorks.net, Inc. and subsidiaries had occurred September 1, 2000 and September 1, 1999.


                  For the years ended August 31, 2001 and 2000
                           Income Statement Pro Forma
                                 (IN THOUSANDS)


                                           Year Ended           Year Ended
                                         August 31, 2001     August 31, 2000
                                        -----------------   -----------------

            Revenue                         $ 45,121           $ 21,573
            Net Income / (Loss)1            $(23,861)          $(13,845)

            Basic EPS                       $  (0.42)          $  (0.30)
            Diluted EPS                     $  (0.42)          $  (0.30)

            Basic Shares                      57,079             45,405
            Diluted Shares                    57,233             48,711



      (1) Includes pro forma adjustment to record respective amortization of the intangible assets as if the acquisition consummated at the beginning fiscal year 2001 and 2000.

NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of August 31, 2001 and 2000, in thousands:

                                                    Annual
                                                   Interest                                        Amount
                                                     Rate               Due Date            2001           2000
                                               -----------------------------------------------------------------
           Vehicles                                 Various             Various          $     100       $    25
           6% Convertible Debenture (Note8)         6.0%                Demand               2,000           ---
           Tail Wind Convertible Debenture          2.0%                May 2003             5,000           ---
           Other                                    Various             Various                854            17
                                                                                         ---------       -------

           Total notes payable                                                           $   7,954       $    42
           Less current portion                                                              5,933           ---
                                                                                         ---------       -------
           Total long-term debt                                                          $   2,021       $    42
                                                                                         =========       =======

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

      Minimum future lease payment under capital lease as of August 31, 2001 and August 31, 2000 for each of the next five years and in the aggregate are, in thousands:

                                                                   August 31, 2001      August 31, 2000
                                                                  -----------------    -----------------
            Total minimum lease payments                               $    177            $    111
            Less : Amount representing interest                              14                  11
                                                                       --------            --------
            Present value of net minimum lease payments                     163                 100
            Less: Current maturity capital lease obligation                  48                  59
                                                                       --------            --------
              Long-term capital lease obligation                            115                  41
                                                                       ========            ========

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      Future obligations under the lease terms are as follows:


               Period Ended                  Amount
                                           ---------
                   2003                           95
                   2004                           20
                                           ---------
                Total                      $     115
                                           =========

NOTE 7 - LINE OF CREDIT:

      In fiscal 2000, the Company maintained $250,000 line of credit with Wells Fargo Bank bearing a variable rate of interest. At August 31, 2001 and 2000, balances of $0 and $22,140 existed respectively. Interest is due monthly where as principal is due upon demand. Subsequent to August 31, 2000, this amount was repaid. The Company then terminated the line.

      In fiscal 2000, the Company maintained $50,000 line of credit with Compass Bank bearing a variable rate of interest. At August 31, 2001 and 2000, balances of $0 and $40,690 existed respectively. Interest is due monthly where as principal is due upon demand. Subsequent to August 31, 2000, this amount was repaid. The Company then terminated the line.

      On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas (SWBT). At August 31, 2001, a balance of $642,077 existed. This note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. AtlanticPacific's account receivable is pledged as collateral with Eagle Wireless the guarantor.

      The Company, through its subsidiary United Computing Group (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At August 31, 2001, a balance of $1,203,706 existed. Payments are due every ten (10) days. Prior to August 31, 2001, the credit line was increased to $5,000,000, concurrently, the Company is negotiating an additional amount of $1,000,000 to a total line of credit of $6,000,000. As part of the agreement, UCG must maintain annual revenues of greater than zero and equal to or less than 40.0 : 1.0; a ratio of net profit after tax to revenues equal to or greater than 1.25 percent; and a ratio of total liabilities to tangible net worth greater than zero and equal to or less than 10.0 : 1.0. Additionally, UCG must maintain a standard all-risk insurance policy in the amount of at least $300,000 with IBM being named lender loss payee.

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

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


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

      The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001



      that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise, this registration statement is not effective as of this date. Subsequent to August 31, 2001, the Company has paid to Tail Wind $500,000 towards the reduction of debt. Until the registration statement is effective, the Company will continue to pay each month $250,000 towards this debt reduction. The current financial statements have recorded as current and long-term maturities for this debt, $3,000,000 and $2,000,000, respectively.

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

NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2001 all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

      At August 31, 2001 the securities had an original basis of $1,867,000 determined by multiplying the number of shares acquired by the fair market value of those shares. At the August 31, 2001 balance sheet date, the fair market value of these securities was $1,881,000; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income".

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


                       Security Name                     Shares            Cost Basis         Current FMV
                                                                           -----------        ------------
            Bank of America                                50,000          $   49,688          $   50,000
            Bear Stearns                                   55,000              54,948              54,244
            Citicorp                                      110,000             109,500             107,400
            CMC Security                                   17,000              16,660              16,915
            Credit Suisse                                  50,000              49,925              50,187
            CWMBS                                           5,000               4,814               4,950
            FHLMC                                         383,000             132,628             137,724
            FNMA                                          753,000             138,809             141,427
            GE Capital                                     32,000              30,176              30,514
            GNMA                                          294,610             251,884             251,193
            Prudential                                     15,000              12,227              12,704
            Res. Accredit                                  25,102               3,927               3,938
            SB Government Securities Fund                 106,202           1,011,905           1,019,541
                                                                           ----------          ----------
            Totals                                                         $1,867,141          $1,880,737
                                                                           ==========          ==========

      Other marketable securities, Urbana and Busrt.com, with a cost basis of $783,000 and fair market value of $418,000 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.


      A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                            August 31,
                                                          2001      2000
                                                          ----      ----
                                                           %          %
            U.S. Federal Statutory Tax Rate                34        34
            U.S. Valuation Difference                     (34)       (1)
                                                         ----       ---
            Effective U.S. Tax Rate                         0        33
            Foreign Tax Valuation                           0         0
                                                         ----       ---
            Effective Tax Rate                              0        33
                                                         ====       ===


            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


                                                             August 31,
                                                        2001            2000
                                                      -------         -------
            Computed expected tax benefit             $(1,997)        $    96
            Increase in valuation allowance             1,997              --
                                                      -------         -------
                                                      $    --         $    96
                                                      =======         =======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2001 and 2000 are presented below, in thousands and include the balances of the merged company ClearWorks.Net.

                                                                     August 31,
                                                              2001               2000
                                                            --------           --------
            DEFERRED TAX ASSETS:
            Accounts receivable, principally due to
            allowance for doubtful accounts                 $    102           $     --

            Net operating loss carry-forwards                 10,956
            Less valuation allowance                         (10,956)
                                                            --------           --------
            Net deferred tax assets                               --                 --

            DEFERRED TAX LIABILITIES:
            Differences in depreciation                           47                 47
                                                            --------           --------
            Net deferred tax liabilities                    $     47           $     47
                                                            ========           ========

      The valuation allowance for deferred tax assets of August 31, 2001 and 2000 was $10,959,000 and $47,000, respectively. The net change in the total valuation allowance for the years ended August 31, 2001 and 2000 was an increase of $1,997,000 and $0, respectively. At August 31, 2001 and 2000, the Company has net operating loss carryforwards of $31,869,000 and $0, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 11 - ISSUANCE OF COMMON STOCK:

      During the fiscal year ended August 31, 2001, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.


        Shares Outstanding August 31, 2000                           25,609
                                                                -----------
        Shares issued for Services and Compensation                   1,370
        Shares issued for Property and Other Assets                     127
        Shares issued for Retirement of Debt and Liabilities          3,004
        Shares issued for Warrant Conversions                           645
        Shares issued for ESOP                                           96
        Share issued for Acquisition of ClearWorks                   35,287
        Shares issued for Licenses and Investments                    1,204
        Treasury Stock                                               (7,078)
                                                                -----------
        Shares Outstanding August 31, 2001                           60,264
                                                                ===========

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      under the Securities Act of 1933 on February 19, 1999. As of August 31, 2001, 404,974 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

      The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at August 31, 2001:

            39,998 stock purchase warrants issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on November 30, 2001 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, all of these warrants have been exercised.

            50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these options have been registered, issued or exercised

            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of August 31, 2001, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. August 31, 2001, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of August 31, 2001, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of August 31, 2001, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

            58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been registered, issued or exercised.

            232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been registered, issued or exercised.

            176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been registered, issued or exercised.

            328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been registered, issued or exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001



            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of August 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of August 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been exercised.

            192,000 stock purchase warrants issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been registered, issued or exercised.

            240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been registered, issued or exercised.

            168,000 stock purchase warrants issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been registered, issued or exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been registered, issued or exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


            25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As August 31, 2001, none of these warrants have been exercised.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of August 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of August 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

            150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of August 31, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


                Warrants Issued            Warrants Exercisable                Warrants                        Warrants Expired
Class of          August 31,                    August 31,                Non-             Non-                   August 31,
Warrants      2001         2000             2001         2000         Exercisable       Registered          2001            2000
--------   -----------------------      --------------------------   -------------------------------      -------------------------
1.04         50,000            -                -            -          50,000             50,000                -              -
1.50        600,000            -                -            -         350,000            250,000                -              -
1.55         50,000            -           25,000            -               -                  -                -              -
1.75         20,000            -           13,766            -               -                  -                -              -
2.00         25,000            -           25,000            -               -                  -                -              -
2.00         41,667            -           41,667            -               -                  -                -              -
2.25         41,667            -           41,667            -                                  -                -              -
3.00         50,000            -           50,000            -               -                  -                -              -
3.00         58,333            -           58,333            -               -                  -                -              -
3.75         40,000            -           40,000            -               -             40,000                -              -
3.75        160,000            -          160,000            -               -            160,000                -              -
3.75        232,000            -          232,000            -               -            232,000                -              -
3.75        176,000            -          176,000            -               -            176,000                -              -
3.95        328,000            -          328,000            -               -            328,000
4.50         25,000            -                -            -               -                  -                -              -
7.00        100,000            -                -            -               -            100,000                -              -
7.49        250,000            -                -            -               -            250,000                -              -
7.50         25,000            -           25,000            -               -                  -                -              -
7.50        192,000            -          192,000            -               -            192,000                -              -
7.50        240,000            -          240,000            -               -            240,000                -              -
7.50        168,000            -          168,000            -               -            168,000                -              -
7.50         40,000            -           40,000            -               -             40,000                -              -
7.50        160,000            -          160,000            -               -            160,000                -              -
9.68         50,000            -           50,000            -               -                  -                -              -
10.00        25,000            -           25,000            -               -                  -                -              -
10.00       250,000            -                -            -               -            250,000                -              -
12.00       250,000            -          250,000            -               -                  -                -              -
14.00       350,000            -                -            -               -            350,000                -              -
18.00       250,000            -          250,000            -               -                  -                -              -
25.00       150,000            -          250,000            -               -            150,000                -              -

2.00        Expired            -  *             -            -               -                  -           50,000              -
ESOP        416,474  *    40,200  *       392,474            -          24,000                  -           10,350         10,250
ESOP              -      202,407                -      110,158         107,058                  -
        -----------    ---------       -----------------------       ----------------------------        ------------------------
          4,814,141      242,607        3,233,907      110,158         531,058          3,136,000           60,350         10,250
        ===========    =========       =======================       ============================        ========================


AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED AUGUST 31, 2001 AND 2000, RESPECTIVELY.


NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of August 31, 2001, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - RISK FACTORS:

      For the year ended August 31, 2001 and 2000, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling and broadband industry. Approximately, eighty seven percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate eleven percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2001. Whereas approximately forty six percent of the Company's revenues and receivables have been created solely in the state of Texas, five percent have been created in the international market, and the approximate forty nine percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2000.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      Through the normal course of business, the Company generally does not require its customers to post any collateral.

      Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the year ended August 31, 2001 and 2000, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 4.8% at August 31, 2001 and 2000, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

      LEASES

      The Company leases its primary office space in League City, Texas for $30,824 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on June 1, 2001 and expires on May 31, 2004.

      For the years ending August 31, 2001 and 2000, rental expenses of approximately $232,195 and $258,196 respectively, were incurred. The two payments of $19,032 were agreed payments by both parties during the negotiation period of the new lease.

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

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended August 31, 2001 and 2000, rental expense of $25,634 and $2,130, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly common area maintenance fees of approximately $450. For the periods ended August 31, 2001 and 2000, rental expense of $25,272 and $22,240, respectively were incurred.

      AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended August 31, 2001 and 2000, rental expense of $26,640 and $0, respectively were incurred.

      AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended August 31, 2001 and 2000 of $54,000 and $54,000 were incurred.

      The Company's subsidiary, ClearWorks.Net, Inc., leases office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $7,306 to $11,091 on April 30, 2000 and again on May 1, 2002 to $11,217 for the remaining twelve months. For the period ended August 31, 2001, rental expense of $133,092 was incurred.

      Also, ClearWorks.Net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended August 31, 2001, rental expense of $54,614 was incurred.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      Also, ClearWorks.Net, Inc., leases office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments are $2,000. For the period ended August 31, 2001, rental expense of $26,600 was incurred.

      The Company's subsidiary, United Computing Group, leases office space in Houston, Texas with Techdyne, Inc. This non-cancelable lease expires on August 31, 2002. The monthly payments will increase from $6,000 to $6,100 on September 1, 2000 and again on September 1, 2001 to $6,300 for the remaining twelve months. For the period ended August 31, 2001, rental expense of $73,200 was incurred.

      The Company's subsidiary, ClearWorks Home Systems, leases office space in Austin, Texas with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on August 1, 2001 and expires August 30, 2002. The monthly payments are $4,732. For the period ended August 31, 2001, rental expense of $4,732 was incurred.

      The Company's subsidiary, United Computing Group, leases office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000 and expires June 30, 2002. The monthly payments are $2,179. For the period ended August 31, 2001, rental expense of $26,148 was incurred.


            Future obligations under the non-cancelable lease terms are:

                           Period Ending

                           AUGUST 31,           AMOUNT
                           ---------         ------------
                              2002           $    678,501
                              2003                442,015
                              2004                149,306
                                             ------------
                             Total           $  1,269,822
                                             ============

      LEGAL PROCEEDINGS

      ClearWorks is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 shares of the ClearWorks common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. ClearWorks intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. Management does not expect that the results of this legal proceeding will have a material adverse effect on the ClearWorks financial condition or results of operations.

      ClearWorks also currently is a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $250,000; 100,000 shares of ClearWorks common stock; alleged lost commissions and attorney fees. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with the ClearWorks effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the ClearWorks securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder". The condition precedent was not met because ClearWorks did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that the ClearWorks had terminated Mr. Horn's employment without cause. ClearWorks filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. ClearWorks attempted to mediate this case but was unsuccessful. The suit is currently in the discovery phase, a continuance has been granted. ClearWorks continues to vigorously contest these claims by Robert Horn on the basis that they are without merit.

      ClearWorks is a defendant in Valley First Community Bank vs. ClearWorks.net, Inc. and ClearWorks Home Systems, Inc. On August 16, 2000, Valley First Community Bank (Valley) filed suit alleging a breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. This suit arose when ClearWorks Home Systems, Inc. (CHS) executed a

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      binding letter of intent to purchase from Valley certain assets, which Valley represented to CHS that it held first lien for a purchase price of $150,000. Subsequently, CHS learned Valley did not in fact hold a first lien on such assets, rather such assets were sold in a landlord's auction. As a result, CHS did not remit $150,000 to Valley for payment. (see Note
      2) This suit is currently in the discovery phase. The Company intends to vigorously contest all claims in this case.

      ClearWorks is a defendant in STATE OF FLORIDA DEPARTMENT OF ENVIRONMENTAL PROTECTION VS. RECO TRICOTE, INC. AND SOUTHEAST TIRE RECYCLING, INC. A/K/A CLEARWORK.NET, INC.; IN THE CIRCUIT COURT OF THE TENTH JUDICIAL CIRCUIT IN AND FOR POLK COUNTY, FLORIDA. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA is amending the petition. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

      ClearWorks Structured Wiring Services is a defendant in CHARTERWOOD ASSOCIATES, LTD. V. CLEARWORKS STRUCTURED WIRING SERVICES, INC.; IN THE COUNTY CIVIL COURT AT LAW NUMBER THREE (3), HARRIS COUNTY, TEXAS. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued ClearWorks Structured Wiring Services, Inc., a subsidiary of ClearWorks. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and court costs. ClearWorks denies the claims. ClearWorks maintains its own claims for breach of contract in connection with the same project. ClearWorks has filed an affidavit claiming a lien against the apartment project owned by the Plaintiffs, claiming that $52,800 is unpaid for services and materials provided. ClearWorks will seek attorneys' fees, interest and cost of court in connection with its counter-claim, when filed. No discovery has been taken. The courts have granted a motion for continuance. ClearWorks intends to vigorously contest all claims in this case. ClearWorks also expects to vigorously pursue collection of its claims for services rendered and materials provided.

      ClearWorks is a defendant in BUCKALEW EMPLOYMENT SERVICES, INC. VS. CLEARWORK.NET, INC. D.B.A. CLEARWORKS TECHNOLOGIES, INC.; IN THE DISTRICT COURT OF KLEBERG COUNTY, TEXAS. On July 14, 2000, Buckalew sued the Company presenting claims for payment of an account. The suit seeks recovery of damages in the sum of $13,833, attorneys' fees and cost of court. Buckalew filed a motion for substitute service and the company was served on September 27, 2000 by posting the petition to the door at 2450 Fondren, Suite 200, Houston, Texas 77063. ClearWorks, however, never became aware of such lawsuit, and Buckalew made no attempt to contact the ClearWorks' general counsel. In the interim, ClearWorks made a substantial payment directly to Buckalew and, at the time the lawsuit was filed, owed not more than $1,000 to Buckalew. ClearWorks became aware of such lawsuit on October 25, 2000 and immediately contacted Buckalew's counsel. Upon receiving a copy of the lawsuit via fax, ClearWorks immediately filed an answer denying all claims. At this time, Buckalew is demanding over $6,000 in attorney fees.

      ClearWorks is a defendant in Candlelight Investors LLC v. Clearworks.net, Inc. et al which is pending in the Supreme Court of the State of New York, County of New York. Plaintiff seeks a judgment against ClearWorks arising out of the alleged failure of Clearworks.net, Inc. to convert certain debentures of the Company into common stock of ClearWorks, to register stock to permit such conversion, and for other alleged breaches relating to agreements between plaintiff and ClearWorks. Plaintiff seeks compensatory damages exceeding $2,763,998, injunctive relief, specific performance, punitive damages and other relief. The Plaintiff has obtained a judgement in the amount of $3,200,000, against ClearWorks. Plaintiffs will be conducting jurisdictional discovery on Eagle and Dr. H. Dean Cubley. The defendants deny the allegations of the complaint.

      ClearWorks is defendant in Kaufman Bros., LLP v. Clearworks.Net, Inc., et al, (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The defendants, including ClearWorks, have moved to dismiss the action on the grounds that the court has no personal jurisdiction over them. Briefing on those motions has not been completed. The defendants deny the allegations of the complaint.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      ClearWorks is a defendant in Merger Communications Inc. vs. Clearworks.Net, Inc; in the 281st Judicial District Court of Harris County, Texas. On June 16, 2000, Merger Communications sued Clearworks. The suit presents claims for breach of contract to provide Clearworks public relation services. The suit seeks recovery of damages in the sum of $7,798, the value of 106,667 restricted shares of Clearworks common stock as of the date of the alleged breach plus interest, attorney fees, and court costs. Clearworks denies the claims and has filed an answer. No discover has been taken. Clearworks intends to vigorously contest all claims in this case.

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

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                                    FOR THE YEAR ENDED AUGUST 31, 2001
                                                          ---------------------------------------------------
                                                             INCOME             SHARES            PER-SHARE
                                                           (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                          -------------     ---------------      ------------
            Net Loss                                        $(5,874)

            Basic EPS:
             Income available to
             common stockholders                            $(5,874)             49,726            $  (0.12)

            Effect of Dilutive Securities
              Warrants                                                              154
                                                            -------             -------            --------

            Diluted EPS:
              Income available to
              common stockholders
                and assumed conversions                     $(5,874)             49,880            $  (0.12)
                                                            =======             =======            ========

                                                                    FOR THE YEAR ENDED AUGUST 31, 2000
                                                          ---------------------------------------------------
                                                             INCOME             SHARES            PER-SHARE
                                                           (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                          -------------     ---------------      ------------
            Net Income                                      $   193

            Basic EPS:
             Income available to
             common stockholders                                193              19,073            $   0.01

            Effect of Dilutive Securities
            Warrants                                                              3,306
                                                            -------             -------            --------

            Diluted EPS:
              Income available to
              common stockholders
              and assumed conversions                       $   193              22,379            $   0.01
                                                            =======             =======            ========

      For the year ended August 31, 2001 and August 31, 2000, anti-dilutive securities existed. (see Note 12)

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of August 31, 2001 and 2000, 416,474 and 242,607 warrants have been issued to various employees. Of these outstanding warrants, 0 and 42,999 were exercised for the year ended August 31, 2001 and 2000, respectively. Additionally, 10,350 warrants have expired as of August 31, 2001.

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

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


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

                                                2001             2000
                                              --------         --------
           Dividend Yield                       0.00%            0.00%
           Volatility                           0.91            15.14
           Risk-free Interest Rate              7.00%            7.00%
           Expected Life                          5                5


NOTE 19 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the year ended August 31, 2001 and 2000, employee contributions were approximately $148,000 and $293,000, respectively. The Company matched approximately $49,000 and $75,300, respectively for those same periods.

NOTE 20 - MAJOR CUSTOMER:

      The Company had gross revenues of $28,110,000 and $5,240,000 for the year ended August 31, 2001 and 2000, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                   AUGUST 31, 2001                 AUGUST 31, 2000
           CUSTOMER             AMOUNT     PERCENTAGE          AMOUNT      PERCENTAGE
           --------             ------     ----------          ------      ----------
           Customer A           $ 7,857,000   30.00%           $    ---        0.00%
           Customer B           $ 3,845,000   13.68%           $    ---        0.00%
           Customer C           $     ---      0.00%           $  638,011     12.18%


NOTE 21 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At August 31, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

      Eagle Wireless International, Inc. (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless, Broadband Magic and etoolz for this summary).

      AtlanticPacific Communications, Inc. (APC) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

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

      United Computing Group, Inc. (UCG) is an accelerator company and computer hardware and software reseller. UCG / INT maintains a national market presence.

              EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001


      Link Two Communications, Inc. (Link II) is in the development and delivery of one and two way messaging systems over a national high-speed wireless broadband network. Link II continues to add to the paging customer base.

      ClearWorks.Net, Inc. (.NET) provided administration and engineering to other companies and managed the advertising and promotion of its subsidiary companies.

                                              FOR THE YEAR ENDING AUGUST 31, 2001

(in thousands)               Eagle        APC        COMM         HSI         UCG      Link II        .Net       Elim.     Consol.
                          ----------------------------------------------------------------------------------------------------------
Revenue                      1,205       5,649         571       2,524      18,137          24          --          --      28,110
Segment Profit / (Loss)     (2,211)       (308)       (299)       (682)       (211)     (1,329)       (834)         --      (5,874)
Total Assets               156,760       1,707      13,149       3,644       4,394      32,981       1,147     (43,114)    170,668
Capital Expenditures           198           6       3,073         145          24       6,657          14          --      10,117
Dep. And Amort               2,591         100       1,053          49          19         752         105          --       4,669


                                            FOR THE YEAR ENDING AUGUST 31, 2000

            (in thousands)                      Eagle             APC             Elim.        Consol.
                                          ----------------------------------------------------------------
            Revenue                             1,826            3,413              --           5,239
            Segment Profit / (Loss)              (413)             606              --             193
            Total Assets                       53,471            1,820             697          55,988
            Capital Expenditures                  771            1,010              --           1,781
            Dep. And Amort                        407              170              --             579


      The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 22 - SUBSEQUENT EVENTS.

      Subsequent to fiscal 2001, the Company settled two lawsuits for a total of $825,000. These lawsuit settlements require cash payments or shares of common stock. These settlements have been provided for in the accompanying financial statements of August 31, 2001.

      On October 2, 2001, Metro Networks sued ClearWorks. The suit presents claims for breach of contract to provide ClearWorks radio advertisement. The suit seeks recovery of damages in the sum of $146,750 plus interest, attorney's fees and court costs. ClearWorks denies the claims and will file an answer. No discovery has been taken. The case is been set for trial for January 2, 2002. ClearWorks intends to vigorously contest all claims in this case.