Form 10-Q
period 2001-11-30
EAGLE WIRELESS INTERNATIONAL INC
filed 2002-01-15
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

                                ----------------


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

As of January 14, 2002, there were 63,093,474 shares of common stock outstanding.

               EAGLE WIRELESS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   INDEX


PART 1 - FINANCIAL INFORMATION                                        PAGE

          Item 1.   Consolidated Financial Statements (Unaudited)

                    Consolidated Balance Sheets at November 30, 2001
                    and August 31, 2001                                      3

                    Consolidated Statements of Earnings for the Three
                    Months Ended November 30, 2001 and 2000                  4

                    Consolidated Statements of Changes In Shareholders'
                    Equity for the Three Months Ended November 30, 2001
                    and Twelve Months Ended August 31, 2001                  5

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended November 30, 2001 and 2000                  6

                    Notes to the Consolidated Financial Statements         7-30

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   30-33

          Item 3.   Quantitative and Qualitative Disclosures about
                    Market Risk                                             33

PART 2 - OTHER INFORMATION

          Item 1.   Legal Proceedings                                       33

          Item 2.   Recent Sales of Unregistered Securities or Changes
                    in Securities and Use of Proceeds.                      33

          Item 3.   Defaults Upon Senior Securities                         34

          Item 4.   Submission of Matters to a Vote of Security Holders     34

          Item 5.   Other Information                                       34

          Item 6.   Exhibits and Reports on Form 8-K                        34

SIGNATURES                                                                  34

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                  ASSETS
                                                                    November 30,       August 31,
                                                                       2001               2001
                                                                  ---------------    --------------
                                                                    (Unaudited)        (Audited)
CURRENT ASSETS:
      Cash and Cash Equivalents                                      $  16,280         $  23,843
      Accounts Receivable                                                5,903             7,144
      Inventories                                                       12,034            10,637
      Prepaid Expenses                                                     993             1,025
                                                                     ---------         ---------
           TOTAL CURRENT ASSETS                                         35,210            42,649

PROPERTY AND EQUIPMENT:
      Operating Equipment                                               30,853            28,469
      Less: Accumulated Depreciation                                    (2,315)           (2,005)
                                                                     ---------         ---------
           TOTAL PROPERTY AND EQUIPMENT                                 28,538            26,464

OTHER ASSETS:
      Security Deposits                                                    165               134
      Deferred Advertising Costs                                           363               363
      Goodwill                                                           5,966             5,966
      Less: Accumulated Amortization                                      (547)             (472)
      Other Intangible Assets                                           98,952            98,954
      Less: Accumulated Amortization                                    (4,340)           (3,407)
      Other Assets                                                         347                16
                                                                     ---------         ---------

           TOTAL OTHER ASSETS                                          100,906           101,554
                                                                     ---------         ---------

TOTAL ASSETS                                                         $ 164,654         $ 170,667
                                                                     =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                               $   4,940         $   4,525
      Accrued Expenses                                                   5,425             6,406
      Notes Payable                                                      5,344             5,933
      Line of Credit                                                       769             1,846
      Capital Lease Obligations                                             35                48
      Sales Taxes Payable                                                  500               598
      Deferred Taxes                                                        15                15
                                                                     ---------         ---------

           TOTAL CURRENT LIABILITIES                                    17,028            19,371

LONG-TERM LIABILITIES:
      Capital Lease Obligations
        (net of current maturities)                                        115               115
      Deferred Taxes                                                        32                32
      Long-Term Debt                                                     1,525             2,021
                                                                     ---------         ---------

           TOTAL LONG-TERM LIABILITIES                                   1,672             2,168

               COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value
           Authorized 5,000,000 shares
           Issued -0- shares                                                --                --
      Common Stock - $.001 par value
           Authorized 100,000,000 shares
           Issued and Outstanding at August 31, 2001,
           and 2000, 61,093,000 and 60,264,000, respectively                61                60
      Paid in Capital                                                  153,810           153,426
      Retained Earnings                                                 (7,917)           (4,358)
                                                                     ---------         ---------

           TOTAL SHAREHOLDERS' EQUITY                                  145,954           149,128
                                                                     ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 164,654         $ 170,667
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
--------------------------------------------------------------------------------

                                                               For the Three Months ended November 30,
                                                                            (Unaudited)

                                                                       2001             2000
                                                                     -------           -------
NET SALES:
    Structured wiring                                                  1,700                --
    Broadband services                                                   263                --
    Products                                                           6,467             1,866
    Other                                                                331                --
                                                                     -------           -------
TOTAL SALES                                                            8,761             1,866
                                                                     -------           -------
COSTS OF GOODS SOLD:
    Materials other than Cable and Wire                                    1                --
    Direct Labor and Related Costs                                       735               527
    Products and Integration Service                                   5,742               503
    Structured Wiring Labor and Materials                                321                --
    Broadband Services Costs                                             171                --
    Depreciation and Amortization                                         71                44
    Other Manufacturing Costs                                             20                 8
                                                                     -------           -------
TOTAL COSTS OF GOODS SOLD                                              7,061             1,082
                                                                     -------           -------
GROSS PROFIT                                                           1,700               784
                                                                     -------           -------
OPERATING EXPENSES:
    Selling, General and Administrative:
        Salaries and Related Costs                                     2,157               498
        Advertising and Promotion                                        155               127
        Depreciation and Amortization                                  1,247               159
        Other Support Costs                                            1,552               498
        Research and Development                                         172               167
                                                                     -------           -------
TOTAL OPERATING EXPENSES                                               5,283             1,449
                                                                     -------           -------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES/(EXPENSES), INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                                                  (3,583)             (665)

OTHER REVENUES/(EXPENSES):
    Interest Income - net                                                212               760
    Other Income                                                          --                --
                                                                     -------           -------
       TOTAL OTHER REVENUES                                              212               760
EARNINGS/(LOSS) BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER COMPREHENSIVE INCOME                  (3,371)               95
                                                                     -------           -------

Provisions For Income Taxes                                               --               (32)
                                                                     -------           -------
NET EARNINGS/(LOSS)                                                   (3,371)               63
                                                                     -------           -------
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gain/(Loss)                                          (188)                7
                                                                     -------           -------
OTHER COMPREHENSIVE INCOME/(LOSS)                                    $(3,559)          $    70
                                                                     =======           =======
NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic                                                                $ (0.06)          $  0.02
Diluted                                                              $ (0.06)          $  0.02
Comprehensive Income/(Loss)                                          $ (0.06)          $  0.02


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                         ADDITIONAL                    TOTAL
                                                        COMMON STOCK          PREFERRED   PAID IN       RETAINED    SHAREHOLDERS'
                                                     SHARES         VALUE       STOCK     CAPITAL       EARNINGS       EQUITY

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2000                               25,609            26        --       52,160         1,875        54,061
                                                    ---------     ---------     -----    ---------     ---------     ---------

Net Loss for Twelve Months
   Ended August 31, 2001                                   --            --        --           --        (5,874)       (5,874)
New Stock Issued to Shareholders:
   For Services and Compensation                        1,370             1        --          973            --           974
   For Property and Other Assets                          127            --        --        2,837            --         2,837
   For Retirement of Debt and Liabilities               3,004             3        --        5,693            --         5,696
   For Warrants Conversion                                645             1        --        1,078            --         1,079
   For Employee Stock Option Plan                          96            --        --          192            --           192
   For acquisition of ClearWorks, Inc.                 35,287            35        --       99,762            --        99,797
   For Licenses and Investments                         1,204             1        --        2,965            --         2,966

Syndication Costs                                          --            --        --         (876)           --          (876)

Treasury Stock                                         (7,078)           (7)       --      (11,358)           --       (11,365)

Unrealized Holding Gain                                    --            --        --           --          (359)         (359)
                                                    ---------     ---------     -----    ---------     ---------     ---------
TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2001                               60,264     $      60     $  --    $ 153,426     $  (4,358)    $ 149,128
                                                    =========     =========     =====    =========     =========     =========

Net Loss for Three Months
   Ended November 30, 2001                                 --            --        --           --        (3,371)       (3,371)

New Stock Issued to Shareholders:
   For Services and Compensation                           --            --        --           39            --            38
   For Property and Other Assets                           --            --        --           --            --            --
   For Retirement of Debt and Liabilities               1,460             2        --          821            --           821
   For Warrants Conversion                                 --            --        --           --            --            --
   For Employee Stock Option Plan                          --            --        --           --            --            --
   For Licenses and Investments                            --            --        --           --            --            --

Syndication Costs                                          --            --        --           --            --            --

Treasury Stock                                           (631)           (1)       --         (476)           --          (476)

Unrealized Holding Gain                                    --            --        --           --          (188)         (188)
                                                    ---------     ---------     -----    ---------     ---------     ---------


TOTAL SHAREHOLDERS' EQUITY
AS OF NOVEMBER 30, 2001                                61,093     $      61     $  --    $ 153,810     $  (7,917)    $ 145,954
                                                    =========     =========     =====    =========     =========     =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                      For the Three Months ended November 30,
                                                                              2001             2000
                                                                            --------         --------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earning/(Loss)                                                          $ (3,371)        $     63

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Depreciation and Amortization                                               1,318              169
   Stock Issued for Interest Expense                                              12               --
   Allowance for Doubtful Accounts                                               138               --
   Stock Issued for Services Rendered                                             38               --
   Unrealized Holding Gain/(Loss) on Marketable Securities                      (188)               7
   (Increase)/Decrease in Accounts Receivable                                  1,103             (557)
   (Increase)/Decrease in Inventories                                         (1,397)            (775)
   (Increase)/Decrease in Prepaid Expenses                                        32               64
   Increase/(Decrease) in Accounts Payable                                       415             (191)
   Increase/(Decrease) in Accrued Expenses                                    (1,079)            (194)
   Increase/(Decrease) in Federal Income Taxes Payables                           --               36
   Increase/(Decrease) in Franchise Taxes Payables                                --              (15)
                                                                            -------------------------
      Total Adjustment                                                           392           (1,456)

Net Cash Used by Operating Activities                                         (2,979)          (1,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)/Disposal of Property and Equipment                              (2,384)             (62)
   (Increase)/Decrease in Notes Receivable Clearworks.net                         --           (2,000)
   (Increase)/Decrease in Security Deposits                                      (31)             (16)
   (Increase)/Decrease in Deferred Advertising Costs                              --               11
   (Increase)/Decrease in Deferred Syndication Costs                              --              270
   (Increase)/Decrease in Other Intangible Assets                                  2              (29)
   (Increase)/Decrease in Other Assets                                          (331)            (713)
                                                                            -------------------------
Net Cash Used by Investing Activities                                         (2,744)          (2,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(Decrease) in Notes Payable & Long-Term Debt                        (262)             380
   Increase/(Decrease) in Capital Leases                                         (13)             (15)
   Increase/(Decrease) in Line of Credit                                      (1,077)            (266)
   Proceeds From Sale of Common Stock, Net                                        --            3,177
   Treasury Stock                                                               (476)              --
                                                                            -------------------------
Net Cash Provided By Financing Activities                                     (1,840)           3,276
                                                                            -------------------------

Net Increase/(Decrease) in Cash                                               (7,563)            (656)

CASH AT THE BEGINNING OF THE YEAR                                             23,843           33,317
                                                                            -------------------------
CASH AT THE END OF THE YEAR                                                 $ 16,280         $ 32,661

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                                $     54         $     12
    Income Taxes                                                                  --               36


Supplemental non-cash investing activities (See Note 4):


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Eagle Wireless International, Inc., (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Wireless International, Inc. and BroadbandMagic.com, Inc. names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, internet connectivity and related services under a bundled digital services package, commonly known as "BDS", through single source billing.

A)    Consolidation

      At November 30, 2001 the Company's subsidiaries are: AtlanticPacific Communications, Inc. (APC), eToolz, Inc.(ETI), BroadbandMagic.com, Inc.(BBM), ClearWorks.Net, Inc. (.NET), ClearWorks Communication, Inc.(COMM), ClearWorks Home Systems, Inc.(HSI), United Computing Group
      (UCG) and Link-Two Communications, Inc.(LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $16,280,000 and $23,843,000 invested in interest bearing accounts and marketable securities (Note 9) at November 30, 2001 and August 31, 2001, respectively.

C)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                                YEARS
                                                               -------
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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:


                                  November 30,       August 31,
                                     2001              2001
                                 -------------      ------------

              Raw Materials        $  4,739          $   3,537
              Work in Process         5,997              6,555
              Finished Goods          1,298                545
                                   --------          ---------
                                   $ 12,034          $  10,637
                                   ========          =========

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


E)    Revenue Recognition

      The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc., Broadband Magic.com, Inc., ClearWorks Communications, Inc., ClearWorks Home Systems, Inc., Atlantic Pacific Communications, Inc., Link Two Communications, Inc. and United Computing Group, Inc. names.

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

      Eagle Wireless International, Inc. and BroadbandMagic.com engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


F)    Research and Development Costs

      For the months ended November 30, 2001, and 2000, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $ 172,000 and $498,000 were expensed for the three months ended November 30, 2001, and 2000, respectively.

      No research and development services were performed for outside parties for the three months ended November 30, 2001 and 2000.

G)    Income Taxes

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relate primarily to depreciation methods.

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

                                                 November 30,     August 31,
                                                    2001             2001
                                                --------------   ------------
            Weighted Average Number of Common
              Shares Outstanding Including

            Primary Common Stock Equivalents        61,093          49,726
            Fully Dilutive Common Stock
            Equivalents                             61,247          49,880


I)    Impairment of Long Lived and Identifiable Intangible Assets

      The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

              1)    Quoted market prices in active markets.
              2)    Estimate based on prices of similar assets.
              3)    Estimate based on valuation techniques.

      As of November 30, 2001 and 2000, no impairment existed.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


K)    Advertising Costs

      Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the three months ended November 30, 2001, the Company has expensed $155,000 where $0 in costs has been deferred.

      For the three months ended, November 30, 2000, the Company has expensed $127,000 whereas $374,000 in costs has been deferred.

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

N)    Marketable Securities

      In May 1993, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Unrealized holding gains and losses on securities classified as available-for-sale were previously carried as a separate component of stockholders' equity. SFAS No. 115 as amended by Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income." Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

O)    Other Comprehensive Income

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the three months ended November 30, 2001 and 2000, comprehensive loss of $188,000 and a gain of $7,000, respectively.

P)    Reclassification

      The Company has reclassified certain assets costs and expenses for the three months ended November 30, 2000 to facilitate comparison to the three months ended November 30, 2001.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support cost for the three months ending November 30, 2001 and 2001 are as follows, in thousands:


                                              2001             2000
                                             ------           ------

            Advertising/Convention           $   --           $   38
            Auto Related                         53               --
            Bad Debt                            138               --
            Contract Labor                      130               --
            Delivery/Postage                     26               21
            Fees                                 43               --
            Insurance                            10               18
            Interest                            291               --
            Office Supplies                      38               50
            Other                                35               25
            Professional                        218              108
            Rent                                305               99
            Repairs & Maintenance                30               --
            Travel                               --              107
            Taxes                                31                7
            Utilities                           204               25
                                             ------           ------
            Total                            $1,552           $  498
                                             ======           ======

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

      Amortization expense related to goodwill and intangibles was approximately $1,008,000 and $80,000 for the three months ended November 30, 2001 and November 30, 2000.

      The impact of the adoption of SFAS 141 and 142 is not currently known; the company will assess the impairment of its goodwill and intangible assets no later than May 31, 2002.

      The impact of other significant matters that might result from the adoption of SFAS 141 and 142 is not currently known, but will be assessed prior to the issuance of the Company's May 31, 2002, 10-Q filing.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144, becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.


NOTE 2 - ACCOUNTS RECEIVABLE:

          Accounts receivable consist of the following, in thousands:

                                                                   November 30,        August 31,
                                                                      2001                2001
                                                                  -------------       -----------
            Accounts Receivable                                     $   6,357          $   7,624
            Allowance for Doubtful Accounts                              (454)              (480)
                                                                    ---------          ---------
            Net Accounts Receivable                                 $   5,903          $   7,144
                                                                    =========          =========

NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

           Components of property, plant & equipment are as follows, in thousands:

                                                                    November 30,       August 31,
                                                                        2001             2001
                                                                   --------------    -------------
            Automobile                                              $     425          $     548
            Head-End Facility and Fiber Infrastructure                 17,310             15,045
            Furniture & Fixtures                                          517                481
            Leasehold Improvements                                        127                 84
            Office Equipment                                              670                654
            Property, Manufacturing & Equipment                        11,804             11,657
                                                                    ---------          ---------
                Total Property, Plant & Equipment                   $  30,853          $  28,469
                    Less: Accumulated Depreciation                     (2,315)            (2,005)
                                                                    ---------          ---------
                Net Property, Plant & Equipment                     $  28,538          $  26,464
                                                                    =========          =========

           Components of intangible assets are as follows, in thousands:

                                                                    November 30,       August 31,
                                                                        2001             2001
                                                                   --------------    -------------
            Goodwill                                                $   5,966          $   5,966
            Contract Rights                                            74,513             74,513
            Licenses & Permits                                         24,439             24,441
                                                                    ---------          ---------
                Total Intangible Assets                             $ 104,918          $ 104,920
                    Less: Accumulated Amortization                     (4,887)            (3,879)
                                                                    ---------          ---------
                Net Intangible Assets                               $ 100,031          $ 101,041
                                                                    =========          =========

NOTE 4 - BUSINESS COMBINATIONS:

      On February 1, 2001, the Company completed the purchases of ClearWorks.Net, Inc., ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link-Two Communications, Inc. and LD Connect, Inc. (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as,

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc. common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in contract rights and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

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

      Concurrently with the closing of this acquisition, the Company entered into a two-year agreement with the former principals of APC. These principals may earn up to 3,000,000 shares of common stock based on APC accumulated sales goals. Under the terms of the agreement, the Company will issue an additional 500,000 shares for $10,000,000 in accumulated sales, 1,000,000 shares for $30,000,000 in accumulated sales and 1,500,000 shares for $60,000,000 in accumulated sales. These sales have to be achieved within a two-year period commencing January 1, 2000. In addition, the principals must maintain a "Gross Profit Margin" of 25% and an "EBITDA Profit" of 10%. These contingencies and attainment thereof are considered remote and, accordingly, have been excluded from the determination of the acquisition price.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of November 30, 2001 and August 31, 2001, in thousands:

                                                  Annual
                                                 Interest                          November 30,        August 31,
                                                   Rate           Due Date            2001                2000
                                             -------------------------------------------------------------------
         Vehicles                                 Various         Various           $     90            $    100
         6% Convertible Debenture (Note 8)        6.0%            Demand               2,000               2,000
         Tail Wind Convertible Debenture          2.0%            May 2003             4,500               5,000
         Other                                    Various         Various                279                 854
                                                                                    --------            --------

         Total notes payable                                                        $  6,869            $  7,954
         Less current portion                                                          5,344               5,933
                                                                                    --------            --------
         Total long-term debt                                                       $  1,525            $  2,021
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

      Minimum future lease payment under capital lease as of November 30, 2001 and August 31, 2001 for each of the next five years and in the aggregate are, in thousands:

                                                                     November 30, 2001     August 31, 2001
                                                                     -----------------     ---------------
         Total minimum lease payments                                     $   163              $   177
         Less : Amount representing interest                                   13                   14
                                                                          -------              -------
         Present value of net minimum lease payments                          150                  163
         Less: Current maturity capital lease obligation                       35                   48
                                                                          -------              -------
           Long-term capital lease obligation                                 115                  115
                                                                          =======              =======

 Future obligations under the lease terms are as follows:

          Period Ended                                                     Amount
                                                                          -------
               2003                                                            95
               2004                                                            20
                                                                          -------
          Total                                                           $   115
                                                                          =======

NOTE 7 - LINE OF CREDIT:

      On September 29, 2000, Atlantic Pacific Communications, Inc. (a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas (SWBT). This note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. Atlantic Pacific's account receivable is pledged as collateral with Eagle Wireless the guarantor. This line of credit was repaid to Southwest Bank of Texas in the three months ending November 30, 2001; therefore, there is not a current balance outstanding.

      The Company, through its subsidiary United Computing Group (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At November 30, 2001, a balance of $769,331 existed. Payments are due every ten (10) days. The Company is negotiating an additional amount of $3,000,000 to a total line of credit of $6,000,000. As part of the agreement, UCG must maintain annual revenues of greater than zero and equal to or less than 40.0 : 1.0; a ratio of net profit after tax to revenues equal to or greater than 1.25 percent;

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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

      During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. At the date of merger, Link Two Communications, Inc. also became a subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The maturity of the convertible note is August 15, 2002. Link Two may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, (b) Eagle has more than $10,000,000 in cash less payments for capital leases that will become due within the next two years, (c) the registration statement, registers the conversion shares are current

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      and effective, (d) Eagle does reflect a net loss of more than $4,000,000 during any quarter, and (e) no material adverse event has occurred. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the conditions set forth in (b) through (e) of the preceding sentence are satisfied. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

      As a result of the merger, Eagle, the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock at a rate of $1.79 per share. The agreement also permits Tail Wind to convert the Link Two warrant into Eagle warrants to purchase shares of our common stock. Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and September 2006. If Link Two requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.83 per share.

      The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise, this registration statement is not effective as of this date. As of November 30, 2001, the Company has paid to Tail Wind $500,000 towards the reduction of debt. Until the registration statement is effective, the Company will continue to pay each month $250,000 towards this debt reduction. The current financial statements have recorded as current and long-term maturities for this debt, $3,000,000 and $1,500,000, respectively.

      As part of the above agreements, the Company entered into a registration rights agreement with Tail Wind, and the Company filed a registration statement, in order to permit Tail Wind to resell to the public the shares of common stock that it may acquire upon any conversion of the First Note and exercise of the warrant associated with the First Note. The Company has registered for resale 5,000,000 shares of common stock, which represents 122% of the shares to be issued upon conversion of the First Note at $1.79 per share and 100% of the exercise of the warrant associated with the First Note at $1.83 per share. The additional shares registered is to account for the shares that may be issued for pre-payment as described in the above paragraph, or upon the exercise of the anti-dilution rights provided for in the following paragraph. If Link Two chooses to require Tail Wind to purchase the Second and Third Notes, we will file another registration statement covering the resale of the shares that may be issued on conversion of the Second and Third Notes and upon the exercise of the warrants associated with the Second and Third Notes.

      In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sells common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two has paid Ladenburg Thalman & Co. a fee of 5% of the purchase price of the notes. Additionally, the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2001, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

      At November 30, 2001, the securities had an original basis of $1,942,065 determined by multiplying the number of shares acquired by the fair market value of those shares. At the November 30, 2001 balance sheet date, the fair market value of these securities was $1,954,813; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

                      Security Name                      Shares           Cost Basis          Current FMV
                                                                          ----------          -----------
           Bank of America                                50,000          $   49,688          $   50,312
           Bear Stearns                                   55,000              54,948              50,402
           Citicorp                                      110,000             109,500             109,200
           CMC Security                                   17,000              16,660              15,869
           Credit Suisse                                  50,000              49,925              50,188
           CWMBS                                           4,000               3,851               4,000
           FHLMC                                         274,000              91,562              96,390
           FNMA                                          690,000             105,702             108,682
           GE Capital                                     32,000              14,101              14,691
           Ginnie Mae                                     50,000              50,000              50,250
           GNMA                                          194,610             179,642             177,803
           Res. Accredit                                  25,102               2,290               2,318
           SB US Government Income                        19,179             202,292             199,854
           SB Government Securities Fund                 106,202           1,011,905           1,024,851
                                                                          ----------          ----------
           Totals                                                         $1,942,065          $1,954,813
                                                                          ==========          ==========

      Other marketable securities, Urbana and Burst.com, with an adjusted cost basis of $418,000 and fair market value of $217,000 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.


      A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                  November 30,       August 31,
                                                     2001              2000
                                                  -----------        ----------
                                                       %                 %
           U.S. Federal Statutory Tax Rate             34                34
           U.S. Valuation Difference                  (34)              (34)
                                                      ---               ---
           Effective U.S. Tax Rate                      0                 0
           Foreign Tax Valuation                        0                 0
                                                      ---               ---
           Effective Tax Rate                           0                 0
                                                      ===               ===

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                    November 30,       August 31,
                                                       2001               2001
                                                   -------------      -----------
           Computed expected tax benefit             $(1,145)           $(1,997)
           Increase in valuation allowance             1,145              1,997
                                                     -------            -------
                                                     $   ---            $   ---
                                                     =======            =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2001 and August 31, 2001are presented below, in thousands, and include the balances of the merged company ClearWorks.Net.

                                                               November 30,        August 31,
                                                                  2001                2000
                                                              -------------       -----------
           DEFERRED TAX ASSETS:
           Accounts receivable, principally due to
           allowance for doubtful accounts                      $    102            $    102

           Net operating loss carry-forwards                      12,101              10,956
           Less valuation allowance                              (12,101)            (10,956)
                                                                --------            --------
           Net deferred tax assets                                    --                  --

           DEFERRED TAX LIABILITIES:
           Differences in depreciation                                47                  47
                                                                --------            --------
           Net deferred tax liabilities                         $     47            $     47
                                                                ========            ========

      The valuation allowance for deferred tax assets of November 31, 2001 and August 31, 2001 was $12,101,000 and $10,956,000, respectively. At November 30, 2001 the Company has net operating loss carryforwards of $35,239,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 11 - ISSUANCE OF COMMON STOCK:

      For the three months ended November 30, 2001, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

           SHARES OUTSTANDING AUGUST 31, 2001                           60,264
                                                                       -------
           Shares issued for Retirement of Debt and Liabilities          1,460
           Treasury Stock                                                 (631)
                                                                       -------
           SHARES OUTSTANDING NOVEMBER 30, 2001                         61,093
                                                                       =======


NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of November 30, 2001, 416,474 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at November 30, 2001:

            39,998 stock purchase warrants issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on November 30, 2001 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, all of these warrants have been exercised.

            50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these options have been registered, issued or exercised.

            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of November 30, 2001, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc. expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. November 30, 2001, 6,234 warrants have been exercised resulting in cash proceeds of $10,910.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of November 30, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of November 30, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc. expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            192,000 stock purchase warrants issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            168,000 stock purchase warrants issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2001, none of these warrants have been registered, issued or exercised.

            50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


            25,000 stock purchase warrants issued to Synchton, Inc. expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of November 30, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of November 30, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2001, none of these warrants have been exercised.

            150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of November 30, 2001, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


                      Warrants Issued               Warrants Exercisable             Warrants                 Warrants Expired
Class of                November 30,                    November 30,            Non-            Non-             November 30,
Warrants            2001           2000           2001             2000      Exercisable     Registered        2001      2000
---------       --------------------------     ---------------------------  ------------------------------   --------------------
1.04               50,000            -                 -              -         50,000          50,000          -         -
1.50              600,000            -                 -              -        350,000         250,000          -         -
1.55               50,000            -            25,000              -              -               -          -         -
1.75               20,000            -            13,766              -              -               -          -         -
2.00               25,000            -            25,000              -              -               -          -         -
2.00               41,667            -            41,667              -              -               -          -         -
2.25               41,667            -            41,667              -                              -          -         -
3.00               50,000            -            50,000              -              -               -          -         -
3.00               58,333            -            58,333              -              -               -          -         -
3.75               40,000            -            40,000              -              -          40,000          -         -
3.75              160,000            -           160,000              -              -         160,000          -         -
3.75              232,000            -           232,000              -              -         232,000          -         -
3.75              176,000            -           176,000              -              -         176,000          -         -
3.95              328,000            -           328,000              -              -         328,000
4.50               25,000            -                 -              -              -               -          -         -
7.00              100,000            -                 -              -              -         100,000          -         -
7.49              250,000            -                 -              -              -         250,000          -         -
7.50               25,000            -            25,000              -              -               -          -         -
7.50              192,000            -           192,000              -              -         192,000          -         -
7.50              240,000            -           240,000              -              -         240,000          -         -
7.50              168,000            -           168,000              -              -         168,000          -         -
7.50               40,000            -            40,000              -              -          40,000          -         -
7.50              160,000            -           160,000              -              -         160,000          -         -
9.68               50,000            -            50,000              -              -               -          -         -
10.00              25,000            -            25,000              -              -               -          -         -
10.00             250,000            -                 -              -              -         250,000          -         -
12.00             250,000            -           250,000              -              -               -          -         -
14.00             350,000            -                 -              -              -         350,000          -         -
18.00             250,000            -           250,000              -              -               -          -         -
25.00             150,000            -           250,000              -              -         150,000          -         -

2.00              Expired            - *               -              -              -               -     50,000         -
ESOP              416,474 *     51,700 *         322,125      35,700.00         11,500               -     10,350    10,350
ESOP                    -      228,207                 -        114,908              -               -
              -----------    ---------        -------------------------      -------------------------    -----------------
                4,814,141      279,907         3,163,558        150,608        411,500       3,136,000     60,350    10,350
              ========================        =========================      =========================    =================


AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED NOVEMBER 30, 2001 AND 2000, RESPECTIVELY.


NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, Atlantic Pacific Communications, Inc. (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. Atlantic Pacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase Atlantic Pacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. Atlantic Pacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of November 30, 2001, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - RISK FACTORS:

      For the three months ended November 30, 2001 and 2000, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling and broadband industry. Approximately, seventy-two percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twenty-six percent remainder have been created relatively evenly over the rest of the nation during the three months ended November 30, 2001. Whereas approximately seventy percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twenty-eight percent remainder has been created relatively evenly over the rest of the nation for the

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      three months ended November 30, 2000. Through the normal course of business, the Company generally does not require its customers to post any collateral.

      Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the three months ended November 30, 2001 and 2000, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 2% at November 30, 2001 and 2000, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

      LEASES

      The Company leases its primary office space in League City, Texas for $30,824 per month with Gateway Park Joint Venture through November 30, 2001. This non-cancelable lease commenced on June 1, 2001 and expires on May 31, 2004. For the months ended November 30, 2001 and 2000, rental expenses of approximately $92,472 and $64,548 respectively, were incurred.

      A new three-year non-cancelable lease commenced June 1, 2001 and expires May 31, 2004. Under the terms of the new lease, monthly payments will be $36,352 over the course of the lease. The monthly payment amount includes tax escrow payments, insurance escrow payments and common area maintenance. The Company has retained the original 23,195 square feet of space, plus an additional 11,180 square feet for office space and storage of materials used in subdivision infrastructure development for the southern region of Houston.

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended November 30, 2001 and 2000, rental expense of $6,614 and $6,390, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2001. The monthly payments through October 2000 are $1,420 whereat they will increase to $1,498 for the remaining twelve months. Additionally, AtlanticPacific is responsible for monthly common area maintenance fees of approximately $450. For the periods ended November 30, 2000 and 2001, rental expense of $4,494 and $4,338, respectively were incurred.

      AtlanticPacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000 and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended November 30, 2001 and 2000, rental expense of $6,802 and $0, respectively were incurred.

      AtlanticPacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended November 30, 2001 and 2000 of $13,500 and $13,500 were incurred.

      The Company's subsidiary, ClearWorks.Net, Inc., leases office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $7,306 to $11,091 on April 30, 2000 and again on May 1, 2002 to $11,217 for the remaining twelve months. For the period ended November 30, 2001 and 2000, rental expense of $33,273 and $0 were incurred.

      Also, ClearWorks.Net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended November 30, 2001 and 2000, rental expense of $17,091 and $0 were incurred.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      Also, ClearWorks.Net, Inc., leases office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments are $2,000. For the period ended November 30, 2001 and 2000, rental expense of $6,000 and $0 was incurred.

      The Company's subsidiary, United Computing Group, leases office space in Houston, Texas with Techdyne, Inc. This non-cancelable lease expires on August 31, 2002. The monthly payments will increase from $6,000 to $6,100 on September 1, 2000 and again on September 1, 2001 to $6,300 for the remaining twelve months. For the period ended November 30, 2001 and 2000, rental expense of $18,900and $0 was incurred.

      The Company's subsidiary, ClearWorks Home Systems, leases office space in Austin, Texas with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on August 1, 2001 and expires August 30, 2002. The monthly payments are $4,732. For the period ended November 30, 2001 and 2000, rental expense of $14,196 and $0 was incurred.

      The Company's subsidiary, United Computing Group, leases office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000 and expires June 30, 2002. The monthly payments are $2,179. For the period ended November 30, 2001 and 2000, rental expense of $6,537 and $0 was incurred.


            Future obligations under the non-cancelable lease terms are:
                                  Period Ending

                            AUGUST 31,                AMOUNT
                           -----------             -----------
                               2002                $   677,427
                               2003                    634,386
                               2004                    327,164
                                                   -----------
                               Total               $ 1,638,977
                                                   ===========

      LEGAL PROCEEDINGS

      ClearWorks.Net "Clearworks" is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 shares of the ClearWorks common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. ClearWorks intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. Management does not expect that the results of this legal proceeding will have a material adverse effect on the ClearWorks financial condition or results of operations.

      ClearWorks also currently is a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $250,000; 100,000 shares of ClearWorks common stock; alleged lost commissions and attorney fees. ClearWorks filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. This suit is scheduled for March 11, 2002 two week trial docket. ClearWorks continues to vigorously contest these claims by Robert Horn on the basis that they are without merit.

      ClearWorks is a defendant in Valley First Community Bank vs. ClearWorks.net, Inc. and ClearWorks Home Systems, Inc. On August 16, 2000, Valley First Community Bank (Valley) filed suit alleging a breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. This suit arose when ClearWorks Home Systems, Inc. (CHS) executed a binding letter of intent to purchase from Valley certain assets, which Valley represented to CHS that it held first lien for a purchase price of $150,000. Subsequently, CHS learned Valley did not in fact hold a first lien on such assets, rather such assets were sold in a landlord's auction. As a result, CHS did not remit $150,000 to Valley for payment (see Note 2). This suit is currently in the discovery phase. The Company intends to vigorously contest all claims in this case.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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

      ClearWorks Structured Wiring Services is a defendant in CHARTERWOOD ASSOCIATES, LTD. V. CLEARWORKS STRUCTURED WIRING SERVICES, INC.; IN THE COUNTY CIVIL COURT AT LAW NUMBER THREE (3), HARRIS COUNTY, TEXAS. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued ClearWorks Structured Wiring Services, Inc., a subsidiary of ClearWorks. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and court costs. ClearWorks denies the claims. ClearWorks maintains its own claims for breach of contract in connection with the same project. ClearWorks has filed an affidavit claiming a lien against the apartment project owned by the Plaintiffs, claiming that $52,800 is unpaid for services and materials provided. ClearWorks will seek attorneys' fees, interest and cost of court in connection with its counter-claim, when filed. This suit is currently in discovery phase and is scheduled for the February 25, 2002 two-week trial docket. ClearWorks intends to vigorously contest all claims in this case. ClearWorks also expects to vigorously pursue collection of its claims for services rendered and materials provided.

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

      ClearWorks is defendant in Kaufman Bros., LLP v. Clearworks.Net, Inc., et al, (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. This suit is currently in the discovery phase. The defendants deny the allegations of the complaint.

      ClearWorks is a defendant in Merger Communications Inc. vs. Clearworks.Net, Inc; in the 281st Judicial District Court of Harris County, Texas. On June 16, 2000, Merger Communications sued Clearworks. The suit presents claims for breach of contract to provide Clearworks public relation services. The suit seeks recovery of damages in the sum of $7,798, the value of 106,667 restricted shares of Clearworks common stock as of the date of the alleged breach plus interest, attorney fees, and court costs. Clearworks denies the claims and has filed an answer. This suit is scheduled for the February 2, 2002 two-week trial docket. Clearworks intends to vigorously contest all claims in this case.

      On October 2, 2001, Metro Networks sued ClearWorks. The suit presents claims for breach of contract to provide ClearWorks radio advertisement. The suit seeks recovery of damages in the sum of $146,750 plus interest, attorney's fees and court costs. ClearWorks denies the claims and will file an answer. This suit is currently in the discovery phase. ClearWorks intends to vigorously contest all claims in this case.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001



NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:


                                                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                                     -----------------------------------------------------
                                                        INCOME              SHARES             PER-SHARE
                                                      (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                     -------------      ---------------      -------------
           Net Loss                                     $(3,371)

           Basic EPS:
            Income available to
            common stockholders                         $(3,371)             61,093            $ (0.06)

           Effect of Dilutive Securities
             Warrants                                                           154
                                                        -------              ------

           Diluted EPS:
             Income available to
             common stockholders
               and assumed conversions                  $(3,371)             61,247            $ (0.06)
                                                        =======             =======            =======


                                                         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
                                                     -----------------------------------------------------
                                                        INCOME              SHARES             PER-SHARE
                                                      (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                     -------------      ---------------      -------------

           Net Income                                   $    63

           Basic EPS:
            Income available to
            common stockholders                              63              26,317            $ 0.002

           Effect of Dilutive Securities
           Warrants                                                             154
                                                        -------              ------

           Diluted EPS:
             Income available to
             common stockholders
             and assumed conversions                    $    63              26,471            $ 0.002
                                                        =======             =======            =======


      For the three months ended November 30, 2001 and 2000, anti-dilutive securities existed (see Note 12).

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of November 30, 2001 and 2000, 416,474 and 279,907 warrants have been issued to various employees. Of these outstanding warrants, 0 and 500 were exercised for the months ended November 30, 2001 and 2000, respectively. Additionally, 10,350 warrants have expired as of November 30, 2001.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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


NOTE 19 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended November 30, 2001 and 2000, employee contributions were approximately $34,505 and $26,461, respectively. The Company matched approximately $12,038 and $9,082, respectively for those same periods.

NOTE 20 - MAJOR CUSTOMER:

      The Company had gross revenues of $8,761,000 and $1,866,000 for the three months ended November 30, 2001 and 2000, respectively. The following parties individually represent a greater than ten percent of these revenues.


                                     NOVEMBER 30, 2001                 NOVEMBER 30, 2000
             CUSTOMER              AMOUNT      PERCENTAGE           AMOUNT      PERCENTAGE
             --------              ------      ----------           ------      ----------
             Customer A            $ 1,463,000   16.70%             $    ---        0.00%
             Customer B            $     ---      0.00%             $  206,000     11.02%
             Customer C            $     ---      0.00%             $  388,000     20.75%

      Subsequent to the three months ended November 30, 2001, the Company had outstanding accounts receivable with Enron Corporation and many of its' subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

NOTE 21 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At November 30, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      United Computing Group, Inc. (UCG) is an accelerator company and computer hardware and software reseller. UCG / INT maintains a national market presence.

      Link Two Communications, Inc. (Link II) is in the development and delivery of one and two way messaging systems over a national high-speed wireless broadband network. Link II continues to add to the paging customer base.

      ClearWorks.Net, Inc. (.NET) is inactive with exception of debt related expenses.


                                                 FOR THE THREE MONTHS ENDING NOVEMBER 30, 2001

(in thousands)               Eagle      APC       COMM        HSI        UCG      Link II     .Net          Elim.      Consol.
                           -----------------------------------------------------------------------------------------------------
Revenue                         101      832        514        948      6,360           6       ---          ---        8,761
Segment Profit / (Loss)      (2,296)    (232)      (140)       (16)      (268)       (577)      (30)         ---       (2,559)
Total Assets                154,096    1,533     15,788      3,019      4,287      30,125     1,257      (45,451)     164,654
Capital Expenditures             99        2      2,267          7          2         ---       ---          ---        2,377
Dep. And Amort.                 818       34        127         21          6         312       ---          ---        1,318


                                             FOR THE THREE MONTHS ENDING NOVEMBER 30, 2000

                    (in thousands)                          Eagle         APC           Elim.           Consol.
                                                     ----------------------------------------------------------
                    Revenue                                   527        1,339           ---             1,866
                    Segment Profit / (Loss)                   106          (11)          ---                95
                    Total Assets                           58,816        2,572          (765)           60,623
                    Capital Expenditures                       47           15           ---                62
                    Dep. And Amort.                           179           24           ---               203


      The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 22 - SUBSEQUENT EVENTS.

      Subsequent to the November 30, 2001 quarter end, the Company acquired a paging and messaging company for cash approximately $580,000. This transaction is immaterial and does not require pro-forma disclosure information.

      On December 17, 2001, certain former employees of ClearWorks sued Eagle and ClearWorks for breach of contract and other related matters. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks for a period of six months.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      OVERVIEW

      During the quarter ended November 30, 2001, Eagle's operations were concentrated in the continued development and expansion of its bundled digital services network in the Houston and Austin, Texas areas; expansion of its nationwide customer care center for technology solutions and network monitoring on a seven day by twenty four hour operation; reduction of duplicate overhead resulting from the merger with Clearworks.net; entered into acquisition agreements with a security and a messaging company; and, settled numerous lawsuits . Eagle's consolidated revenues, gross profit and net loss for the quarter ended November 30, 2001 totaled $8,761,000, $1,700,000 and $(3,371,000), respectfully. The increase in revenues is directly related to increases in computer and fiber sales to residential and commercial customers. The net loss is attributable to the expenses associated with the development of the digital set-top box and related customers, expenses incurred with the postponement of commercial fiber contracts with nationwide customers, continued development of our customer care centers and messaging network. We believe that the acquisition of existing security and messaging companies, reduction of personnel costs, consolidation of facilities, and expanded sales activities in our product and service businesses will build a near and long-term solution to an improved financial condition.

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

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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

      RECEIVABLES

      For the three months ended November 30, 2001, Eagle accounts receivables decreased to $5,903,000 from $7,144,000 at August 31, 2001. The majority of this decrease is due to outstanding receivable collection efforts and a slow down in customer purchases in the commercial fiber sector.

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

      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2001, Eagle's inventory total of $12,034,000 as compared to $10,637,000 at August 31, 2001. The additional inventory is primarily attributable to the purchase of fiber, cabling and computer products.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

      NET SALES. For the three months ended November 30, 2001, net sales increased to $8,761,000 from $1,866,000 during the three months ended November 30, 2000. The increase was primarily attributable to added sales from Atlanticpacific, ClearWorks Home Systems, ClearWorks Communications and United Computing Group. Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems provides structured wiring solutions and audio / visual equipment to single and multi-family dwellings. ClearWorks Communications provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. United Computing Group provides business-to-business hardware and software network solutions and a network monitoring services.

      COST OF GOODS SOLD. For the three months ended November 30, 2001, cost of goods sold increased to $7,061,000 from $1,082,000 during the three months ended November 30, 2000. This is primarily associated with the cable, fiber and hardware products. Although the cost of sales increased, the Company's gross profit percentage for products sold decreased to 19% from 42% during the three months ended November 30, 2001.

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


      OPERATING EXPENSES. For the three months ended November 30, 2001, operating expenses increased to $5,283,000 from $1,449,000 during the three months ended November 30, 2000. The primary portions of the increase are discussed below:

      A $1,659,000 increase in salaries, as a result of its acquisitions and expanded business.
      A $28,000 increase in advertising and promotion, due primarily to increased attendance at conventions and trade shows on a worldwide basis. A $1,088,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets.
      A $1,054,000 increase in other support costs, due to an increase in rents, travel, utilities and communication costs.

      NET EARNINGS. For the three months ended November 30, 2001, Eagle's net loss was $3,370,000, compared to net earnings of $63,000 during the three months ended November 30,2000.

      CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $2,979,000 in the three months ended November 30, 2001, compared to $1,393,000 in the three months ended November 30, 2000. The decrease in net cash used by operating activities was primarily attributable to increases in inventory and reductions in accounts payable. Eagle's investing activities used net cash of $2,744,000 in the three months ended November 30, 2001, compared to $2,539,000 in the three months ended November 30, 2000. The increase was due primarily to investment activities and purchase of equipment. Eagle's financing activities used cash of $1,840,000, in the three months ended November 30, 2001, compared to cash provided of $3,276,000 in the three months ended November 30, 2000. The decrease at November 30, 2001 is attributable to pay off of the Atlantic Pacific's line of credit, pay down on United Computing Group's line of credit and purchase of shares in the open market for retirement.

      LIQUIDITY AND CAPITAL RESOURCES.

      Current assets for the three months ended November 30, 2001 totaled $35,210,000 as compared to $49,306,000 reported for the three months ended November 30, 2000. Of this amount, $16,280,000 consisted of cash. Eagle believes that its working capital of $18,182,000 as of November 30, 2001 should be sufficient to fund operations through the end of the fiscal year 2002. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. As of November 30, 2001, Eagle had no material capital commitments other than its federal income and state franchise tax liabilities.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's bank line of credit bears interest, payable monthly, at a floating rate equal to the lending bank's prime rate plus 1.0%, which floating rate was 6.0% on November 30, 2001. A 1% increase in interest rates would reduce the Company's annual earnings by $210,000 if the full balance of the line of credit were outstanding over the entire year. As of November 30, 2001, the outstanding balance was $769,331. The Company believes that it does not have any other material market risk sensitive instruments.

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

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES OR CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

              EAGLE WIRELESS INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001


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



                    EAGLE WIRELESS INTERNATIONAL, INC.


      Date: January 14, 2002                      By:   /s/ H. Dean Cubley
                                                        Dr. H. Dean Cubley
                                                        President

                                                        /s/ Richard R. Royall
                                                        Richard R. Royall
                                                        Chief Financial Officer