Form 10-Q
period 2002-02-28
EAGLE WIRELESS INTERNATIONAL INC
filed 2002-04-22
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER: 000-23163


                              EAGLE BROADBAND, INC.
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

As of February 28, 2002, there were 65,411,000 shares of common stock outstanding.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                        PAGE

           Item 1.   Consolidated Financial Statements (Unaudited)

                     Consolidated Balance Sheets at February 28, 2002 and August 31, 2001               3

                     Consolidated Statements of Earnings for the Three and Six
                     Months Ended February 28, 2002 and 2001                                            4

                     Consolidated Statements of Changes In Shareholders' Equity for the
                     Six Months Ended February 28, 2002 and Twelve Months Ended
                     August 31, 2001                                                                    5

                     Consolidated Statements of Cash Flows for the Six months Ended
                     February 28, 2002 and 2001                                                         6

                     Notes to the Consolidated Financial Statements                                    7-29

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                              29-32

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        32

PART 2 - OTHER INFORMATION

           Item 1.   Legal Proceedings                                                                 33

           Item 2.   Recent Sales of Unregistered Securities or Changes
                     in Securities and Use of Proceeds.                                                33

           Item 3.   Defaults Upon Senior Securities                                                   33

           Item 4.   Submission of Matters to a Vote of Security Holders                               33

           Item 5.   Other Information                                                                 33

           Item 6.   Exhibits and Reports on Form 8-K                                                  33

SIGNATURES                                                                                             33


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousdands)


                                        ASSETS
                                                                               February 28,            August 31,
                                                                                  2002                   2001
                                                                              --------------         -------------
                                                                                (Unaudited)             (Audited)
CURRENT ASSETS:
      Cash and Cash Equivalents                                                 $  11,191              $  23,843
      Accounts Receivable                                                           5,736                  7,144
      Inventories                                                                   6,832                 10,637
      Prepaid Expenses                                                                968                  1,025
                                                                                ---------              ---------
           TOTAL CURRENT ASSETS                                                    24,727                 42,649

PROPERTY AND EQUIPMENT:
      Operating Equipment                                                          38,220                 28,469
      Less: Accumulated Depreciation                                               (2,649)                (2,005)
                                                                                ---------              ---------
           TOTAL PROPERTY AND EQUIPMENT                                            35,571                 26,464

OTHER ASSETS:
      Deferred Advertising Costs and Security Deposits                                527                    497
      Goodwill                                                                      7,916                  5,966
      Less: Accumulated Amortization                                                 (621)                  (472)
      Other Intangible Assets                                                      98,964                 98,954
      Less: Accumulated Amortization                                               (5,265)                (3,407)
      Other Assets                                                                  1,729                     16
                                                                                ---------              ---------

           TOTAL OTHER ASSETS                                                     103,250                101,554
                                                                                ---------              ---------

TOTAL ASSETS                                                                    $ 163,548              $ 170,667
                                                                                =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable                                                          $   3,581              $   4,525
      Accrued Expenses                                                              6,293                  6,406
      Notes Payable                                                                 5,078                  5,933
      Line of Credit                                                                1,033                  1,846
      Capital Lease Obligations                                                        31                     48
      Sales Taxes Payable                                                             493                    598
      Deferred Taxes                                                                   15                     15
                                                                                ---------              ---------

           TOTAL CURRENT LIABILITIES                                               16,524                 19,371

LONG-TERM LIABILITIES:
      Capital Lease Obligations
        (net of current maturities)                                                    95                    115
      Deferred Taxes                                                                   32                     32
      Long-Term Debt                                                                1,210                  2,021
                                                                                ---------              ---------

           TOTAL LONG-TERM LIABILITIES                                              1,337                  2,168

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
      Preferred Stock - $.001 par value
           Authorized 5,000,000 shares
           Issued -0- shares                                                           --                     --
      Common Stock - $.001 par value
           Authorized 100,000,000 shares
           Issued and Outstanding at February 28, 2002
           and 2001, 65,411,000 and 60,264,000, respectively                           65                     60
      Paid in Capital                                                             156,134                153,426
      Retained Earnings                                                           (10,512)                (4,358)
                                                                                ---------              ---------

           TOTAL SHAREHOLDERS' EQUITY                                             145,687                149,128
                                                                                ---------              ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 163,548              $ 170,667
                                                                                =========              =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousdands)

                                                                    For the Three Months                For the Six Months
                                                                      ended February 28                  ended February 28
                                                                        (Unaudited)

                                                                    2002             2001             2002             2001
                                                                  --------         --------         --------         --------
NET SALES:
    Integration Services                                                --              132                               132
    Structured wiring                                                1,892            1,594            3,592            1,594
    Broadband services                                                 303               73              566               73
    Products                                                         4,746            2,871           11,213            4,737
    Other                                                              439              127              770              127
                                                                  --------         --------         --------         --------
TOTAL SALES                                                          7,380            4,797           16,141            6,663
                                                                  --------         --------         --------         --------
COSTS OF GOODS SOLD:
    Materials other than Cable and Wire                                  0               32                1              534
    Direct Labor and Related Costs                                     703              245            1,438              772
    Products and Integration Service                                 3,680            2,255            9,422            2,256
    Structured Wiring Labor and Materials                              375              757              696              757
    Broadband Services Costs                                           204               50              375               50
    Depreciation and Amortization                                       84              208              155              252
    Other Manufacturing Costs                                           19              105               39              113
                                                                  --------         --------         --------         --------
TOTAL COSTS OF GOODS SOLD                                            5,065            3,652           12,126            4,734
                                                                  --------         --------         --------         --------
GROSS PROFIT                                                         2,315            1,145            4,015            1,929
                                                                  --------         --------         --------         --------
OPERATING EXPENSES:
    Selling, General and Administrative:
        Salaries and Related Costs                                   2,192            1,436            4,349            1,966
        Advertising and Promotion                                      108              136              263              263
        Depreciation and Amortization                                1,237              329            2,484              488
        Other Support Costs                                          1,258              717            2,810              884
        Research and Development                                        92              189              264              687
                                                                  --------         --------         --------         --------
TOTAL OPERATING EXPENSES                                             4,887            2,807           10,170            4,288
                                                                  --------         --------         --------         --------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER
REVENUES/(EXPENSES), INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                                                (2,572)          (1,662)          (6,155)          (2,359)

OTHER REVENUES/(EXPENSES):
    Interest Income - net                                               63              382              275            1,142
    Other Income                                                        --               --               --               --
                                                                  --------         --------         --------         --------
       TOTAL OTHER REVENUES                                             63              382              275            1,142

EARNINGS/(LOSS) BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES AND OTHER COMPREHENSIVE
INCOME                                                              (2,509)          (1,280)          (5,880)          (1,217)
                                                                  --------         --------         --------         --------

Provisions For Income Taxes                                             --               --               --               --
                                                                  --------         --------         --------         --------
NET EARNINGS/(LOSS)                                                 (2,509)          (1,280)          (5,880)          (1,217)
                                                                  --------         --------         --------         --------
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gain/(Loss)                                         (86)           1,182             (274)           1,189
                                                                  --------         --------         --------         --------
OTHER COMPREHENSIVE INCOME/(LOSS)                                 $ (2,595)         $ ( 98)         $ (6,154)        $    (28)
                                                                  ========         ========         ========         ========
NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic                                                             $  (0.04)        $  (0.03)        $  (0.10)        $  (0.04)
Diluted                                                           $  (0.04)        $  (0.03)        $  (0.10)        $  (0.04)
Comprehensive Income/(Loss)                                       $  (0.04)        $  (0.03)        $  (0.10)        $  (0.04)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousdands)

                                                                                        ADDITIONAL                   TOTAL
                                                        COMMON STOCK        PREFERRED    PAID IN      RETAINED    SHAREHOLDERS'
                                                    SHARES         VALUE      STOCK      CAPITAL      EARNINGS       EQUITY

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2000                             25,609            26        --       52,160         1,875        54,061
                                                  ---------     ---------     -----    ---------     ---------     ---------

Net Loss for Twelve Months
   Ended August 31, 2001                                 --            --        --           --        (5,874)       (5,874)
New Stock Issued to Shareholders:
   For Services and Compensation                      1,370             1        --          973            --           974
   For Property and Other Assets                        127            --        --        2,837            --         2,837
   For Retirement of Debt and Liabilities             3,004             3        --        5,693            --         5,696
   For Warrants Conversion                              645             1        --        1,078            --         1,079
   For Employee Stock Option Plan                        96            --        --          192            --           192
   For acquisition of ClearWorks, Inc.               35,287            35        --       99,762            --        99,797
   For Licenses and Investments                       1,204             1        --        2,965            --         2,966

Syndication Costs                                        --            --        --         (876)           --          (876)

Treasury Stock                                       (7,078)           (7)       --      (11,358)           --       (11,365)

Unrealized Holding Gain                                  --            --        --           --          (359)         (359)
                                                  ---------     ---------     -----    ---------     ---------     ---------


TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2001                             60,264     $      60     $  --    $ 153,426     $  (4,358)    $ 149,128
                                                  =========     =========     =====    =========     =========     =========


Net Loss for Six Months
   Ended February 28, 2002                               --            --        --           --        (5,880)       (5,880)
New Stock Issued to Shareholders:
   For Services and Compensation                        297            --        --          195            --           195
   For Property and Other Assets                        196            --        --          109            --           109
   For Retirement of Debt and Liabilities             3,664             4        --        2,000            --         2,004
   For Acquisitions                                   2,002             2        --        1,079            --         1,081

Treasury Stock                                       (1,012)           (1)       --         (675)           --          (676)

Unrealized Holding Gain                                  --            --        --           --          (274)         (274)
                                                  ---------     ---------     -----    ---------     ---------     ---------


TOTAL SHAREHOLDERS' EQUITY
AS OF FEBRUARY 28, 2002                              65,411     $      65     $  --    $ 156,134     $ (10,512)    $ 145,687
                                                  =========     =========     =====    =========     =========     =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousdands)

                                                                       For  the Six Months ended February 28,

                                                                             2002                  2001
                                                                          ---------             ---------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earning/(Loss)                                                        $ (5,880)             $ (1,217)

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Stock Issued for Services Rendered                                          195                   738
   Depreciation and Amortization                                             2,651                   740
   Allowance for Doubtful Accounts                                             138                    --
   Stock Issued for Interest Expense                                            60                    --
    (Increase)/Decrease in Accounts Receivable                               1,270                 4,864
   (Increase)/Decrease in Inventories                                        3,805                 3,239
   (Increase)/Decrease in Prepaid Expenses                                      57                   187
   Increase/(Decrease) in Accounts Payable                                    (944)                  602
   Increase/(Decrease) in Accrued Expenses                                  (1,263)                   --
   Increase/(Decrease) in Deferred Taxes                                        --                   (15)
                                                                          ------------------------------

      Total Adjustment                                                       5,969               (10,355)

Net Cash Used/Provided by Operating Activities                                  89                 9,138

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)/Disposal of Property and Equipment                            (9,642)               (5,486)
   Purchase of ClearWorks.Net, Inc.                                             --                (7,654)
   Purchase of DSS Security, Inc., Net of Cash Acquired                          6                    --
    (Increase)/Decrease in Other Intangible Assets                             (10)                  (10)
   (Increase)/Decrease in Other Assets                                      (1,713)                  (81)
                                                                          ------------------------------

Net Cash Used by Investing Activities                                      (11,359)              (13,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(Decrease) in Notes Payable and Long-Term Debt                     144                  (589)
   Increase/(Decrease) in Capital Leases                                       (37)                   --
   Increase/(Decrease) in Lines of Credit                                     (813)                 (405)
   Increase/(Decrease) in Deferred Taxes                                        --                   (32)
   Proceeds From Sale of Common Stock, Net                                      --                 1,078
   Treasury Stock                                                             (676)                 (994)
                                                                          ------------------------------

Net Cash Used from Financing Activities                                     (1,382)                 (942)
                                                                          ------------------------------

Net Increase/(Decrease) in Cash                                            (12,652)               (5,035)

CASH AT BEGINNING OF THE PERIOD                                             23,843                32,346
                                                                          ------------------------------

CASH AT THE END OF THE YEAR                                               $ 11,191              $ 27,311
                                                                          ==============================

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                              $     54              $     12


Supplemental non-cash investing activities (See Note 4):


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

      Eagle Broadband, Inc., (formerly Eagle Wireless International, Inc.) (the Company), incorporated as a Texas corporation on May 24, 1993 and commenced business in April of 1996. The Company is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc. and BroadbandMagic, Inc. names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services.

A)    Consolidation

      At February 28, 2002, the Company's subsidiaries are: AtlanticPacific Communications, Inc. (APC); EToolz, Inc. (ETI); Eagle Wireless International, Inc., BroadbandMagic, Inc., (BBM); ClearWorks.Net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc. (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $11,191,000 and $23,843,000 invested in interest bearing accounts and marketable securities (Note 9) at February 28, 2002 and August 31, 2001, respectively.

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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                          FEBRUARY 28,     AUGUST 31,
                                             2002             2001
                                          ------------     ----------
              Raw Materials                 $ 5,063         $ 3,537
              Work in Process                 1,448           6,555
              Finished Goods                    321             545
                                            -------         -------
                                            $ 6,832         $10,637
                                            =======         =======

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


E)    Revenue Recognition

      The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; BroadbandMagic, Inc.,; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; Eagle Wireless International, Inc., AtlanticPacific Communications, Inc.; Link Two Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

      EAGLE WIRELESS INTERNATIONAL, INC.
      Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

      BROADBANDMAGIC, INC.
      BroadbandMagic, Inc. designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

      EAGLE BROADBAND, INC. engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the Company's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

      CLEARWORKS COMMUNICATIONS, INC.
      ClearWorks Communications, Inc. provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

      CLEARWORKS HOME SYSTEMS, INC.
      ClearWorks Home Systems, Inc. sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

      ATLANTICPACIFIC COMMUNICATIONS, INC.
      AtlanticPacific Communications, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

      ETOOLZ, INC.
      Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

      LINK TWO COMMUNICATIONS, INC.
      Link Two Communications, Inc. provides customers with one- and two-way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer.

      CONTACT WIRELESS, INC.
      Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided.

      DSS SECURITY, INC.
      DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      UNITED COMPUTING GROUP, INC.
      United Computing Group, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

F)    Research and Development Costs

      For the months ended February 28, 2002 and 2001, the Company performed research and development activities for internal projects related to its convergent set-top boxes, wireless residential network, global satellite communications, and multi-media entertainment centers. Research and development costs of $ 92,000 and $189,000 were expensed for the three months ended February 28, 2002, and 2001, respectively. Research and development costs of $264,000 and $687,000 were expensed for the six months ended February 28, 2002 and 2001.

      No research and development services were performed for outside parties for the three and six months ended February 28, 2002 and 2001.

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


                                                     February 28,   August 31,
                                                         2002          2001
                                                     ------------   ----------
         Weighted Average Number of
         Common Shares Outstanding Including
            Primary Common Stock Equivalents            65,411        49,726
            Fully Dilutive Common Stock Equivalents     65,793        49,880


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

      As of February 28, 2002 and 2001, no impairment existed.

J)    Intangible Assets

      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years for AtlanticPacific Communications, Inc. and twenty-five (25) years for Bundled Digital Services contract rights. Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over ten (10) years and twenty (20) years, respectively.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


K)    Advertising Costs

      Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the six months ended February 28, 2002, the Company has expensed $263,000 where $0 in costs has been deferred.

      For the six months ended, February 28, 2001 the Company expensed $263,000 whereas $374,000 in costs were deferred.

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

P)    Reclassification

      The Company has reclassified certain assets costs and expenses for the three months ended February 28, 2001 to facilitate comparison to the three months ended February 28, 2002.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support cost for the six months ended February 28, 2002 and 2001 are as follows, in thousands:

                                                    2002        2001
                                                  ------------------
            Advertising/Convention                $   --      $   32
            Auto Related                              76          --
            Bad Debt                                 138          --
            Contract Labor                           192          --
            Delivery/Postage                          44          26
            Fees                                     104          --
            Insurance                                 63          21
            Interest                                 467          --
            Office Supplies                           75          55
            Other                                    103          60
            Professional                             326         317
            Rent                                     729         192
            Repairs and Maintenance                   50          30
            Travel                                    --         117
            Taxes                                     51          10
            Utilities                                392          54
                                                  ------------------
            Total                                 $2,810      $  884
                                                  ==================

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

      Amortization expense related to goodwill and intangibles was approximately $1,999,774 and $495,000 for the six months ended February 28, 2002 and February 28, 2001.

      The impact of the adoption of SFAS 141 and 142 is not currently known; the company will assess the impairment of its goodwill and intangible assets no later than May 31, 2002.

      The impact of other significant matters that might result from the adoption of SFAS 141 and 142 is not currently known, but will be assessed prior to the issuance of the Company's May 31, 2002, 10-Q filing.

      On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144, becomes effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.


NOTE 2 - ACCOUNTS RECEIVABLE:

            Accounts receivable consist of the following, in thousands:

                                             February 28,      August 31,
                                                 2002            2001
                                               --------        --------
        Accounts Receivable                    $ 6,188          $ 7,624
        Allowance for Doubtful Accounts           (452)            (480)
                                               -------          -------
        Net Accounts Receivable                $ 5,736          $ 7,144
                                               =======          =======


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

      Components of property, plant and equipment are as follows, in thousands:


                                                                 February 28,            August 31,
                                                                     2002                  2001
                                                                -------------          -------------
        Automobile                                                $     427              $     548
        Head-End Facility and Fiber Infrastructure                   20,675                 15,045
        Furniture and Fixtures                                          532                    481
        Leasehold Improvements                                          201                     84
        Office Equipment                                                686                    654
        Property, Manufacturing and Equipment                        15,699                 11,657
                                                                  ---------              ---------
            Total Property, Plant and Equipment                   $  38,220              $  28,469
                Less: Accumulated Depreciation                       (2,649)                (2,005)
                                                                  ---------              ---------
            Net Property, Plant and Equipment                     $  35,571              $  26,464
                                                                  =========              =========


      Components of intangible assets are as follows, in thousands:

                                                                 February 28,            August 31,
                                                                     2002                  2001
                                                                -------------          -------------
        Goodwill                                                  $   7,916              $   5,966
        Contract Rights                                              74,513                 74,513
        Licenses and Permits                                         24,451                 24,441
                                                                  ---------              ---------
            Total Intangible Assets                               $ 106,880              $ 104,920
                Less: Accumulated Amortization                       (5,886)                (3,879)
                                                                  ---------              ---------
            Net Intangible Assets                                 $ 100,994              $ 101,041
                                                                  =========              =========


NOTE 4 - BUSINESS COMBINATIONS:

      On February 1, 2001, the Company completed the purchases of ClearWorks.Net, Inc., ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Inc., Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Austin and Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operates inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operations for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Broadband, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in contract rights and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

      On January 1, 2000, the Company acquired AtlanticPacific Communications, Inc. in a business combination accounted for as a purchase. APC is primarily engaged in the nationwide sales and installation of fiber and cable to commercial enterprises. The Company issued 518,919 shares of common stock valued at $2,044,541 to acquire the net assets of APC. The Company allocated (in thousands) the acquisition costs to current assets of $395, property, plant and equipment of $125, intangible assets of $3,663, other assets of $1 and assumed liabilities of accounts payable and accrued expenses of $1,760, bank lines of credit and notes of $380 for a total acquisition of $2,044. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

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

      Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc. and Contact Wireless in a business combination accounted for as purchase. DSS Security, Inc. provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of February 28, 2002 and August 31, 2001, in thousands:

                                                     Annual                            February 28,       August 31,
                                                  Interest Rate         Due Date           2002              2001
                                                  ------------------------------------------------------------------
          Vehicles                                    Various           Various         $      78         $     100
          6% Convertible Debenture (Note 8)            6.0%              Demand             2,000             2,000
          Tail Wind Convertible Debenture              2.0%             May 2003            3,500             5,000
          Other                                       Various           Various               711               854
                                                                                        ---------         ---------

          Total notes payable                                                           $   6,288         $   7,954
          Less current portion                                                              5,078             5,933
                                                                                        ---------         ---------
          Total long-term debt                                                          $   1,210         $   2,021
                                                                                        =========         =========

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

      Minimum future lease payment under capital lease as of February 28, 2002 and August 31, 2001 for each of the next five years and in the aggregate are, in thousands:

                                                              February 28, 2002    August 31, 2001
                                                              -------------------------------------
        Total minimum lease payments                               $    138           $    177
        Less: Amount representing interest                               12                 14
                                                                   --------           --------
        Present value of net minimum lease payments                     126                163
        Less: Current maturity capital lease obligation                  31                 48
                                                                   --------           --------
        Long-term capital lease obligation                               95                115
                                                                   ========           ========

      Future obligations under the lease terms are as follows:

                       Period Ended            Amount
                                             ---------
                           2003                  75
                           2004                  20
                                             ---------
                        Total                $   95
                                             =========

NOTE 7 - LINE OF CREDIT:

      On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas (SWBT). This note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. AtlanticPacific Communications, Inc.'s accounts receivable are pledged as collateral with Eagle Wireless International, Inc. the guarantor. This line of credit was repaid to Southwest Bank of Texas in the six months ending February 28, 2002; therefore, there is not a current balance outstanding.

      The Company, through its subsidiary United Computing Group, Inc. (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At February 28, 2002, a balance of $1,033,000 existed and is considered current.

NOTE 8 - CONVERTIBLE DEBENTURES:

      On December 13, 1999, ClearWorks.Net, Inc. closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight"), a Delaware limited liability company. In the private placement, ClearWorks received

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures due December 13, 2001, together with warrants to purchase up to 210,000 shares of common stock. ClearWorks determined the warrants to have a total value of $215,000 on the date of issuance and recorded this amount as a discount against the convertible debentures.

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

      On April 19, 2000, ClearWorks issued an additional $2,000,000 of 6% convertible debentures to Candlelight with conversion features similar to those noted above. Because the conversion price of these debentures was less than the fair value of ClearWorks' common stock on the date of issuance, ClearWorks has recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature exceeded the carrying value of the debentures (net of discount allocable to detachable warrants discussed below); therefore, the charge to interest expense was limited to $1,716,000.

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

      During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. At the date of merger, Link Two Communications, Inc., also became a subsidiary of Eagle. Link Two Communications, Inc. entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two Communications, Inc. a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two Communications, Inc. has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The maturity of the convertible note is August 15, 2002. Link Two Communications, Inc. may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, (b) Eagle has more than $10,000,000 in cash less payments for capital leases that will become due within the next two years, (c) the registration statement, registers the conversion shares are current and effective, (d) Eagle does not reflect a net loss of more than $4,000,000 during any quarter, and (e) no material adverse event has occurred. Link Two Communications, Inc. may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the conditions set forth in (b) through (e) of the preceding sentence are satisfied. In conjunction with the issuance of the First Note, Link Two Communications, Inc. issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

      As a result of the merger, Eagle, the parent of Link Two Communications, Inc., has guaranteed the Link Two Communications, Inc. notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock at a rate of $1.79 per share. The agreement also permits Tail Wind to convert the Link Two Communications, Inc. warrant into Eagle warrants to purchase shares of our common stock. Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      September 2006. If Link Two Communications, Inc. requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.83 per share.

      The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise. As of February 28, 2002, the Company has paid to Tail Wind $500,000 towards the reduction of debt. The current financial statements have recorded as current and long-term maturities for this debt, $3,000,000 and $1,500,000, respectively.

      As part of the above agreements, the Company entered into a registration rights agreement with Tail Wind, and the Company filed a registration statement, in order to permit Tail Wind to resell to the public the shares of common stock that it may acquire upon any conversion of the First Note and exercise of the warrant associated with the First Note. The Company has registered for resale 5,000,000 shares of common stock, which represents 122% of the shares to be issued upon conversion of the First Note at $1.79 per share and 100% of the exercise of the warrant associated with the First Note at $1.83 per share. The additional shares registered is to account for the shares that may be issued for pre-payment as described in the above paragraph, or upon the exercise of the anti-dilution rights provided for in the following paragraph. If Link Two Communications, Inc. chooses to require Tail Wind to purchase the Second and Third Notes, we will file another registration statement covering the resale of the shares that may be issued on conversion of the Second and Third Notes and upon the exercise of the warrants associated with the Second and Third Notes.

      In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sells common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two Communications, Inc. has paid Ladenburg Thalman and Co. a fee of 5% of the purchase price of the notes. Additionally, the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure.

NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At February 28, 2002, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

      At February 28, 2002, the securities had an original basis of $ determined by multiplying the number of shares acquired by the fair market value of those shares. At the February 28, 2002 balance sheet date, the fair market value of these securities was $1,915,383; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

                 Security Name                     Shares             Cost Basis            Current FMV
                                                                     -------------         -------------
        Bank of America                             50,000            $   49,688            $   49,750
        Bear Stearns                                55,000                54,948                28,436
        Citicorp                                   110,000               109,500               109,275
        Credit Suisse                               50,000                49,925                50,250
        CWMBS                                        4,000                 3,851                 4,010
        FHLMC                                      220,000                64,089                52,895
        FNMA                                       675,000               104,294                94,992
        GE Capital                                  10,000                 9,282                 9,838
        Ginnie Mae                                  50,000                50,000                49,000
        GNMA                                       194,610               179,642               172,976
        Res. Accredit                               25,102                 2,290                   745
        SB US Government Income                     26,364               276,792               271,551
        SB Government Securities Fund              106,202             1,011,905             1,021,665
                                                                      ----------            ----------
        Totals                                                        $1,966,206            $1,915,383
                                                                      ==========            ==========

      Other marketable securities, Urbana and Burst.com, with an adjusted cost basis of $217,000 and fair market value of $120,000 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                      February 28, 2002     August 31, 2001
                                                            (%)                   (%)
                                                      -----------------     ---------------
                U.S. Federal                                  34                    34
                Statutory Tax Rate U.S. Valuation
                Difference                                   (34)                  (34)
                                                          ---------             ---------
                Effective U.S. Tax Rate                        0                     0

                Foreign Tax Valuation                          0                     0
                                                          ---------             ---------
                Effective Tax Rate                             0                     0
                                                          =========             =========

            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                        February 28,          August 31,
                                                            2002                 2001
                                                        ------------         -----------
                Computed Expected Tax                      (2,000)              (1,997)
                Benefit
                Increase in Valuation Allowance             2,000                1,997
                                                         --------             --------
                                                             ---                 ---
                                                         ========             ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2002 and August 31, 2001are presented below, in thousands, and include the balances of the merged company ClearWorks.Net.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

                                                                     February 28,           August 31,
                                                                        2002                   2001
                                                                    --------------        -------------
              DEFERRED TAX ASSETS:
              Accounts receivable, principally due to
              allowance for doubtful accounts                         $    102               $    102

              Net operating loss carry-forwards                         12,954                 10,956
              Less valuation allowance                                 (12,954)               (10,956)
                                                                      --------               --------
              Net deferred tax assets                                       --                     --

              DEFERRED TAX LIABILITIES:
              Differences in depreciation                                   47                     47
                                                                      --------               --------
              Net deferred tax liabilities                            $     47               $     47
                                                                      ========               ========

      The valuation allowance for deferred tax assets of February 28, 2002, and August 31, 2001, was $12,954,000 and $10,956,000, respectively. At
      February 28, 2002, the Company has net operating loss carryforwards of $37,748,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2022.

NOTE 11 - ISSUANCE OF COMMON STOCK:

      For the three months ended February 28, 2002, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

              SHARES OUTSTANDING NOVEMBER 30, 2001                            61,093
                                                                            ---------
              Shares Issued for Retirement of Debt and Liabilities             2,204
              Shares Issued for Services and Compensation                        297
              Shares Issued for Property and Assets                              196
              Shares Issued for Acquisition of DSS Security, Inc.              2,002
              Treasury Stock                                                    (381)
                                                                            ---------
              SHARES OUTSTANDING FEBRUARY 28, 2002                            65,411
                                                                            =========

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors has amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of February 28, 2002, 416,474 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

      The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at February 28, 2002:

            39,998 stock purchase warrants issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on February 28, 2002 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, all of these warrants have been exercised.

            50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these options have been registered, issued or exercised.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of February 28, 2002, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc., expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. February 28, 2002, 6,234 warrants have been exercised resulting in cash proceeds of $10,910.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


            underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of February 28, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of February 28, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            192,000 stock purchase warrants issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


            non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            168,000 stock purchase warrants issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As February 28, 2002, none of these warrants have been registered, issued or exercised.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            250,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of February 28, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of February 28, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2002, none of these warrants have been exercised.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

            150,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of February 28, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).


                Warrants Issued               Warrants Exercisable                Warrants                   Warrants Expired
Class of          February 28,                    February 28,                   Non-    Non-                  February 28,
Warrants      2002           2001            2002             2001        Exercisable    Registered         2002         2001
--------   ------------------------         -----------------------       -------------------------         -------------------
1.04         50,000              -                -               -          50,000          50,000             -            -
1.50        600,000              -                -               -         350,000         250,000             -            -
1.55         50,000              -           25,000               -               -               -             -            -
1.75         20,000              -           13,766               -               -               -             -            -
2.00         25,000              -           25,000               -               -               -             -            -
2.00         41,667              -           41,667               -               -               -             -            -
2.25         41,667              -           41,667               -                               -             -            -
3.00         50,000              -           50,000               -               -               -             -            -
3.00         58,333              -           58,333               -               -               -             -            -
3.75         40,000              -           40,000               -               -          40,000             -            -
3.75        160,000              -          160,000               -               -         160,000             -            -
3.75        232,000              -          232,000               -               -         232,000             -            -
3.75        176,000              -          176,000               -               -         176,000             -            -
3.95        328,000              -          328,000               -               -         328,000
4.50         25,000              -                -               -               -               -             -            -
7.00        100,000              -                -               -               -         100,000             -            -
7.49        250,000              -                -               -               -         250,000             -            -
7.50         25,000              -           25,000               -               -               -             -            -
7.50        192,000              -          192,000               -               -         192,000             -            -
7.50        240,000              -          240,000               -               -         240,000             -            -
7.50        168,000              -          168,000               -               -         168,000             -            -
7.50         40,000              -           40,000               -               -          40,000             -            -
7.50        160,000              -          160,000               -               -         160,000             -            -
9.68         50,000              -           50,000               -               -               -             -            -
10.00        25,000              -           25,000               -               -               -             -            -
10.00       250,000              -                -               -               -         250,000             -            -
12.00       250,000              -          250,000               -               -               -             -            -
14.00       350,000              -                -               -               -         350,000             -            -
18.00       250,000              -          250,000               -               -               -             -            -
25.00       150,000              -          250,000               -               -         150,000             -            -

2.00        Expired              -   *            -               -               -               -        50,000            -
ESOP        416,474   *     51,700   *      322,125       35,700.00          11,500               -        10,350       10,350
ESOP              -        228,207                -         114,908               -               -
          ---------      ---------        -------------------------         -----------------------        -------------------
          4,814,141        279,907        3,163,558         150,608         411,500       3,136,000        60,350       10,350
          ========================        =========================         =======================        ===================


AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED FEBRUARY 28, 2002 AND 2001, RESPECTIVELY.


NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, AtlanticPacific Communications, Inc., (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific Communications, Inc. is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific Communications, Inc. common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific Communications, Inc. will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants (400 units). As of February 28, 2002, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


NOTE 14 - RISK FACTORS:

      For the six months ended February 28, 2002 and 2001, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, and cabling and broadband industry. Approximately, eighty percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate eighteen percent remainder have been created relatively evenly over the rest of the nation during the six months ended February 28, 2002. Whereas approximately eighty-four percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate fourteen percent remainder has been created relatively evenly over the rest of the nation for the three and six months ended February 28, 2001. Through the normal course of business, the Company generally does not require its customers to post any collateral.

      Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the three months ended February 28, 2002 and 2001, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 2% and 2% at February 28, 2002 and 2001, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

      LEASES

      The Company leases its primary office space in League City, Texas, for $36,352 per month with ANREM Corporation through February 28, 2002. This non-cancelable lease commenced on June 1, 2001, and expires on May 31, 2004. For the months ended February 28, 2002 and 2001, rental expenses of approximately $103,527 and $64,550 respectively, were incurred.

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended February 28, 2002 and 2001, rental expense of $6,614 and $6,390, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific Communications, Inc., leases office space in Houston, Texas, with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2002. The monthly payments are $2,162. For the periods ended February 28, 2002 and 2001, rental expense of $6,511 and $4,494, respectively were incurred.

      AtlanticPacific Communications, Inc. also leases office space in Chicago, Illinois with Prime Group Realty Services. This twenty-nine month lease commenced on October 1, 2000, and expires February 28, 2003. Under the terms of the lease, monthly payments will be $4,187 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended February 28, 2002 and 2001, rental expense of $12,561 and $0, respectively were incurred.

      AtlanticPacific Communications, Inc. also leases office space in Houston, Texas, with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended February 28, 2002 and 2001, of $13,500 and $13,500 were incurred.

      The Company's subsidiary, ClearWorks Home Systems, Inc., leases office space in Houston, Texas, with Transwestern Commercial Services. This non-cancelable lease expires on April 30, 2003. The monthly payments are $12,413. For the period ended February 28, 2002 and 2001, rental expense of $37,239 and $0 were incurred.

      Also, ClearWorks Home Systems, Inc., leases office space in Phoenix, Arizona, with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended February 28, 2002 and 2001, rental expense of $13,121 and $4,706 were incurred.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      Also, ClearWorks Home Systems, Inc., leases office space in San Antonio, Texas, with Glenn Gaiser. This is a month-to-month lease. The monthly payments are $3,300. For the period ended February 28, 2002 and 2001, rental expense of $9,900 and $0 was incurred.

      The Company's subsidiary, ClearWorks Home Systems, Inc., leases office space in Austin, Texas, with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on August 1, 2001, and expires August 30, 2002. The monthly payments are $5,876. For the period ended February 28, 2002 and 2001, rental expense of $17,629 and $0 was incurred.

      The Company's subsidiary, United Computing Group, Inc., leases office space in Dallas, Texas, with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000 and expires June 30, 2002. The monthly payments are $2,179. For the period ended February 28, 2002 and 2001, rental expense of $6,537 and $0 was incurred.

      The Company's wholly-owned subsidiary, Contact Wireless, Inc., leases office space in San Antonio, Texas, with Cotter and Sons, Inc. This non-cancelable lease commenced on August 1, 1998, and expires on July 31, 2002. The monthly payments are $2,490. For the periods ended February 28, 2002 and 2001, rental expense of $4,980 and $0, respectively were incurred.

            Future obligations under the non-cancelable lease terms are:

                              PERIOD ENDING
                              FEBRUARY 28,             AMOUNT
                              -----------              ------
                                 2003                 634,386
                                 2004                 327,164
                                                   ----------
                                 Total             $  961,550
                                                   ==========

      LEGAL PROCEEDINGS

      CLEARWORKS.NET, INC.
      ClearWorks.Net, Inc., is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 shares of the ClearWorks.Net, Inc. common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. ClearWorks.Net, Inc. intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. Management does not expect that the results of this legal proceeding to have a material adverse effect on the ClearWorks.Net, Inc. financial condition or results of operations.

      ClearWorks.Net, Inc. also currently is a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $250,000; 100,000 shares of ClearWorks' common stock; alleged lost commissions and attorney fees. ClearWorks.Net, Inc. filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. During March 2002, a jury found in favor of Horn in the amount of 225,000 plus pre- and post-judgment interest.

      ClearWorks.Net, Inc. is a defendant in Valley First Community Bank vs. ClearWorks.Net, Inc., and ClearWorks Home Systems, Inc. On August 16, 2000, Valley First Community Bank (Valley) filed suit alleging a breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. This suit arose when ClearWorks Home Systems, Inc., (CHS) executed a binding letter of intent to purchase from Valley certain assets, which Valley represented to CHS that it held first lien for a purchase price of $150,000. Subsequently, CHS learned Valley did not in fact hold a first lien on such assets, rather such assets were sold in a landlord's auction. As a result, CHS did not remit $150,000 to Valley for payment (see Note 2). This suit is currently in the discovery phase. The Company intends to vigorously contest all claims in this case.

      ClearWorks.Net, Inc. is a defendant in STATE OF FLORIDA DEPARTMENT OF ENVIRONMENTAL PROTECTION VS. RECO TRICOTE, INC., AND SOUTHEAST TIRE RECYCLING, INC., A/K/A CLEARWORK.NET, INC.; IN THE CIRCUIT COURT OF THE TENTH JUDICIAL CIRCUIT IN AND FOR POLK COUNTY, FLORIDA. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA is amending the petition. ClearWorks.Net, Inc. denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

      ClearWorks.Net, Inc. is a defendant in Candlelight Investors LLC v. ClearWorks.Net, Inc., et al which is pending in the Supreme Court of the State of New York, County of New York. Plaintiff seeks a judgment against ClearWorks.Net, Inc. arising out of the alleged failure of ClearWorks.Net, Inc., to convert certain debentures of the Company into common stock of ClearWorks.Net, Inc., to register stock to permit such conversion, and for other alleged breaches relating to agreements between plaintiff and ClearWorks.Net, Inc. Plaintiff seeks compensatory damages exceeding $2,763,998, injunctive relief, specific performance, punitive damages and other relief. The Plaintiff has obtained a judgement in the amount of $3,200,000, against ClearWorks.Net, Inc. The defendants deny the allegations of the complaint.

      ClearWorks.Net, Inc. is a defendant in Kaufman Bros., LLP v. Clearworks.Net, Inc., et al, (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks.Net, Inc. to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. This suit is currently in the discovery phase. The defendants deny the allegations of the complaint.

      On October 2, 2001, Metro Networks sued ClearWorks.Net, Inc.. The suit presents claims for breach of contract to provide ClearWorks.Net, Inc. radio advertisement. The suit seeks recovery of damages in the sum of $146,750 plus interest, attorney's fees and court costs. ClearWorks.Net, Inc. denies the claims and will file an answer. This suit is currently in the discovery phase. ClearWorks.Net, Inc. intends to vigorously contest all claims in this case.

      On December 17, 2001, certain former employees of ClearWorks.Net, Inc. sued Eagle and ClearWorks.Net, Inc. for breach of contract and other related matters. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks.Net, Inc. a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks.Net, Inc. for a period of six months.

      On December 31, 2001, Optibase, Inc., sued ClearWorks Communications, Inc. The suit presents claims based on a sworn account and breach of contract to provide ClearWorks Communications, Inc. equipment. The suit seeks recovery of damages in the sum of $352,743.53 plus interest, attorney's fees, and court costs. ClearWorks Communications, Inc. denies the claims and will file an answer. ClearWorks Communications, Inc. intends to vigorously contest all claims in this case.

      OTHER COMMITMENTS

      On July 13, 2000, the Company entered into a non-exclusive agreement with Sands Brothers and Co., LTD. (Sands) whereby Sands will perform financial advisory services and assist the Company with mergers and acquisitions, corporate finances and other related matters for a period of two years. As compensation for these services, the Company will immediately pay Sands $50,000 and issue them 10,000 shares of the Company's common stock. As an additional inducement, the Company has issued Sands 1,000,000 stock purchase warrants to be exercisable for a three-year period expiring July 13, 2003. These warrants shall vest and be exercisable as follows: 25% of such warrants shall vest upon execution of this agreement and shall have an exercise price per share of $7.49; an additional 25% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $10.00 per share and shall be exercisable at $10.00 per share; an additional 35% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $14.00 per share and shall be exercisable at $14.00 per share; an additional 15% shall vest at any time during the exercise period when the closing price of the common stock at any time reaches $25.00 per share and shall be exercisable at $25.00 per share. Additionally, Sands shall receive further compensation for other activities such as fund raising based upon a percent of all monies raised.

      On April 1, 2000, the Company entered into a one-year agreement with Synchton, Inc., whereby Synchton, Inc., will provide professional business services. As compensation for these services, the Company will pay $10,000 per month as well as issue 100,000 stock purchase warrants. These warrants shall be issued in 25,000 increments on the first day of each quarter of the agreement with an exercise price equal to the closing price of the Company's common stock of the prior day to issuance. Additionally, these warrants are not exercisable until six months after issuance and expire

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



      three years after said issuance. Although this agreement shall automatically renew on an annual basis, it is terminable by the Company prior to the annual renewal by providing Synchton, Inc., with ninety days advance written notice.

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

NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                         FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002
                                                    -----------------------------------------------------
                                                       INCOME               SHARES            PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                    --------------      ---------------      ------------
        Net Loss                                       $(5,880)

        Basic EPS:
         Income available to
         common stockholders                           $(5,880)              60,707             $(0.10)

        Effect of Dilutive Securities
          Warrants                                                              154
                                                       -------              -------

        Diluted EPS:
          Income available to
          common stockholders
            and assumed conversions                    $(5,880)              60,707             $(0.10)
                                                       =======              =======             =====


                                                          FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
                                                    -----------------------------------------------------
                                                       INCOME               SHARES            PER-SHARE
                                                     (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                    --------------      ---------------      ------------
        Net Income                                     $(1,217)

        Basic EPS:
         Income available to
         common stockholders                            (1,217)              32,156             $(0.04)

        Effect of Dilutive Securities
        Warrants                                                                154
                                                       -------              -------

        Diluted EPS:
          Income available to
          common stockholders
          and assumed conversions                      $(1,217)              32,299             $(0.04)
                                                       =======              =======             =====

      For the three months ended February 28, 2002 and 2001, anti-dilutive securities existed (see Note 12).

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of February 28, 2002 and 2001, 416,474 and 279,907 warrants have been issued to various employees. Of these outstanding warrants, 0 and 500 were exercised for the months ended February 28, 2002, and 2001, respectively. Additionally, 10,350 warrants have expired as of February 28, 2002.

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

                                          2002             2001
                                        --------          ------
          Dividend Yield                  0.00%            0.00%
          Volatility                      0.91            15.14
          Risk-free Interest Rate         7.00%            7.00%
          Expected Life                    5                 5

NOTE 19 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 50% of each participants' contribution up to a total of 6% of their salary (i.e. up to 3% of their salary.) For the three months ended February 28, 2002 and 2001, employee contributions were approximately $49,914 and $42,920, respectively. The Company matched approximately $17,934 and $14,277, respectively for those same periods.

NOTE 20  - MAJOR CUSTOMER:

      The Company had gross revenues of $7,380,000 and $4,797,000 for the three months ended February 28, 2002 and 2001, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                           FEBRUARY 28, 2002                 FEBRUARY 28, 2001
            CUSTOMER                   AMOUNT        PERCENTAGE         AMOUNT            PERCENTAGE
            --------                  ---------      ----------       ----------          ----------
            Customer A                $    ---           ---          $  866,000            18.10%
            Customer B                $    ---           ---          $  638,000            13.30%

      During the three months ended February 28, 2002, the Company had outstanding accounts receivable with Enron Corporation and many of its subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

NOTE 21 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At February 28, 2002, the Company's nine business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

      Eagle Broadband, Inc., (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless International, Inc., BroadbandMagic, Inc., and Etoolz, Inc. for this summary).

      AtlanticPacific Communications, Inc., (APC) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



      ClearWorks Communications, Inc., (COMM) provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers.

      ClearWorks Home Systems, Inc., (HSI) specializes in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single family and multi-family dwelling units.

      United Computing Group, Inc., (UCG) is IT products and services company. UCG / INT maintains a national market presence.

      Link Two Communications, Inc., (Link II) is in the development and delivery of one- and two-way messaging systems over a national high-speed wireless broadband network. Link II continues to add to the paging customer base.

      DSS Security, Inc. is a security monitoring company.

      ClearWorks.Net, Inc., (.NET) is inactive with exception of debt related expenses.

      Contact Wireless, Inc. is a paging, cellular, and mobile services provider and reseller.


                                             FOR THE THREE MONTHS ENDING FEBRUARY 28, 2002

(in thousands)     Eagle      APC     COMM       HSI       UCG     Link II       .Net     Contact     DSS      Elim.     Consol.
                 -----------------------------------------------------------------------------------------------------------------
Revenue               153    1,408      473       752     4,398         18          --        71      107         --       7,380
Segment
 Profit/(Loss)     (1,748)     188     (170)     (108)     (146)      (627)        (75)       46       45         --      (2,595)
Total Assets      167,222    2,130   26,537     8,127     3,161     42,920      64,941       659      412   (152,561)    163,548
Capital
 Expenditures          48        1    6,387        31        24         --          --        --       --         --       6,491
Dep. And Amort        833       22       95        21         2        303          45        --       --         --       1,321


                                             FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001

(in thousands)                 Eagle/Elim       APC        COMM         HSI        UCG         LTC          NET      Consol.
                             -------------------------------------------------------------------------------------------------

Revenue                              485       1,565         71         246       2,426           4          --       4,797
Segment Profit / (Loss)             (699)        221       (133)       (134)        (29)       (180)       (358)     (1,312)
Total Assets                     145,875       2,788      4,923         981       5,541       5,312         888     166,308
Capital Expenditures                  13           5        229          --          10           2          --         259
Dep. And Amort                       478           9         20           2           8          20          15         552


                                              FOR THE SIX MONTHS ENDING FEBRUARY 28, 2002

(in thousands)       Eagle      APC        COMM      HSI       UCG     Link II      .Net    Contact    DSS     Elim.     Consol.
                  -----------------------------------------------------------------------------------------------------------------
Revenue                254     2,240        987     1,700    10,758         24         --       71     107         --      16,141
Segment
 Profit/(Loss)      (4,044)      (44)      (310)     (124)     (414)    (1,204)      (105)      46      45         --      (6,154)
Total Assets       167,222     2,130     26,537     8,127     3,161     42,920     64,941      659     412   (152,561)    163,548
Capital
 Expenditures          147         3      8,654        38        26         --         --       --      --         --       8,868
Dep. And Amort.      1,651        56        222        42         8        615         45       --      --         --       2,639


                                              FOR THE SIX MONTHS ENDING FEBRUARY 28, 2001

(in thousands)                   EAG/Elim.      APC        COMM         HSI        UCG         LTC          NET       Consol.
                               -------------------------------------------------------------------------------------------------

Revenue                            1,012       2,904         71         246       2,426           4          --       6,663
Segment Profit / (Loss)             (593)        210       (133)       (134)        (29)       (180)       (358)     (1,217)
Total Assets                     145,875       2,788      4,923         981       5,541       5,312         888     166,308
Capital Expenditures                  26          10        229          --          10           2          --         277
Dep. And Amort                       658          17         20           2           8          20          15         740


      The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


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

      OVERVIEW

      During the quarter ended February 28, 2002, we have completed the consolidation and reorganization of the ClearWorks operations into the Eagle Broadband, Inc. business plan. The other significant activities of this quarter are the completion of the central Texas digital head-in facility and commencement of bundle digital product sales in that area; initiation of the development of a "technology center" for distribution on a nationwide basis of voice, video and data content; completion of the acquisition of two companies that provide security and wireless products and services to approximately seven thousand customers throughout Texas; and expansion of the fiber and wireless network infrastructure in Texas. Eagle's revenues, gross profit and net loss for the quarter totaled $7,380,000, $2,315,000 and $(2,509,000), respectively. The revenues declined from the prior quarter; however the gross profit improved by $615,000. The improvement in gross profit is a result of increased sales of broadband products, wireless infrastructure equipment and service, set-top boxes and structured wiring products. The sales of computer products and related engineering services declined due to the loss of a significant customer in this quarter. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundle digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services. The contractual negotiations of this nationwide content distribution are expected to be completed by the end of our fiscal year for the first group of customers. Our loss reflects a continued investment in sales and operation personnel and the related administrative costs to support the company's growth efforts.

      REVENUE RECOGNITION

      The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; Eagle Wireless International, Inc.; BroadbandMagic, Inc.; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; AtlanticPacific Communications, Inc.; Link Two Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

      EAGLE WIRELESS INTERNATIONAL, INC.
      Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

      BROADBANDMAGIC, INC.
      BroadbandMagic, Inc., designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of 90-days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

      Eagle Wireless International, Inc. and BroadbandMagic, Inc. engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



      distributors and agents are subject to the Company's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

      CLEARWORKS COMMUNICATIONS, INC.
      ClearWorks Communications, Inc. provides Bundle Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

      CLEARWORKS HOME SYSTEMS, INC.
      ClearWorks Home Systems, Inc. provides structured wiring to homes, audio and visual components. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

      ATLANTICPACIFIC COMMUNICATIONS, INC.
      AtlanticPacific Communications, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

      ETOOLZ, INC.
      Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

      LINK TWO COMMUNICATIONS, INC.
      Link Two Communications, Inc. provides customers with one- and two-way messaging systems over a national high-speed wireless broadband network. The revenue from these services is recognized as it is earned from the customer and incurs expense in the current period.

      UNITED COMPUTING GROUP, INC.
      United Computing Group, Inc. provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

      CONTACT WIRELESS, INC.
      Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided.

      DSS SECURITY, INC.
      DSS Security, Inc., principal business activity is the providing of monthly security monitoring service to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided.

      Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts.

      RECEIVABLES

      For the six months ended February 28, 2002, Eagle accounts receivables decreased to $5,736,000 from $7,144,000 at August 31, 2001. The majority of this decrease is due to increased receivable collection efforts and a temporary slow down in customer purchases of IT products and structured wiring.

      MARKETABLE SECURITIES

      Eagle has adopted the provisions of SFA No. 115, as amended by SFAS No. 130, which provides that all marketable equity securities be classified as available-for-sale or trading securities and be carried on the balance sheet at fair market value. Any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income," net of tax.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2002, Eagle's inventory totaled $6,832,000 as compared to $10,637,000 at August 31, 2001. The decrease in inventory is primarily attributable to the internal utilization for the development of the digital headends and expansion of the fiber networks in the residential communities.

      RESULTS OF OPERATIONS

      FOR THE THREE  MONTHS AND SIX MONTHS  ENDED  FEBRUARY 28, 2002 AND
      2001

      NET SALES. For the three months ended February 28, 2002, net sales increased to $7,380,000 from $4,797,000 during the three months ended February 28, 2001. For the six months ended February 28, 2002, net sales increased to $16,141,000 from $6,663,000 during the six months ended February 28, 2001. These increases were primarily attributable to added sales from Eagle Wireless International, Inc., BroadbandMagic, Inc., Atlanticpacific Communications, Inc., ClearWorks Home Systems, Inc., ClearWorks Communications, Inc., and United Computing Group, Inc. AtlanticPacific Communications, Inc. provides project planning, installation, project management, testing, and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems, Inc. provides structured wiring solutions and audio/visual equipment to single- and multi-family dwellings. ClearWorks Communications, Inc. provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video, and data solutions directly to consumers. United Computing Group, Inc. provides business-to-business hardware and software network solutions and network monitoring services. Eagle Wireless International, Inc. provides wireless infrastructure and services. Broadband Magic, Inc. provides digital set-top boxes and broadband solutions.

      COST OF GOODS SOLD. For the three months ended February 28, 2002, cost of goods sold increased to $5,065,000 from $3,652,000 during the three months ended February 28, 2001. For the six months ended February 28, 2002, cost of goods sold increased to $12,126,000 from $4,734,000 during the six months ended February 28, 2001. This increase is primarily associated with the purchase of cable, fiber, and hardware products for the increased sales level. Although the cost of sales increased, the Company's gross profit percentage for products sold increased to 31% from 24% during the three months ended February 28, 2002. For the six months ended February 28, 2002, the gross profit percentage declined to 25% from 29% during the six months ended February 28, 2001.

      OPERATING EXPENSES. For the three months ended February 28, 2002, operating expenses increased to $4,887,000 from $2,807,000 during the three months ended February 28, 2001. For the six months ended February 28, 2002, operating expenses increased to $10,170,000 from $4,288,000 during the six months ended February 28, 2001. The primary portions of the increase are discussed below:

      A $756,000 and $2,383,000 increase in salaries, as a result of its acquisitions and expanded business for the three and six months ended February 28, 2002, respectively.

      A $908,000 and $1,996,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets for the three and six months ended February 28, 2002, respectively.

      A $541,000 and $1,926,000 increase in other support costs, due to an increase in rents, utilities, and communication costs for the three and six months ended February 28, 2002, respectively.

      NET EARNINGS. For the three months ended February 28, 2002, Eagle's net loss was $2,509,000, compared to a net loss of $1,280,000 during the three months ended February 28, 2001. For the six months ended February 28, 2002, Eagle's net loss was $5,880,000, compared to a net loss of $1,217,000 during the six months ended February 28, 2001.

      CHANGES IN CASH FLOW. Eagle's operating activities provided (used) net cash of $89,000 in the six months ended February 28, 2002, compared to $9,138,000 in the six months ended February 28, 2001. The decrease in net cash used by operating activities was primarily attributable to less cash collections and reductions in accrued expenses. Eagle's investing activities used net cash of $11,359,000 in the six months ended February 28, 2002, compared to $13,231,000 in the six months ended February 28,

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


      2001. The decrease was due primarily to less cash expended for acquisitions activities. Eagle's financing activities used cash of $1,382,000, in the six months ended February 28, 2002, compared to cash used of $942,000 in the six months ended February 28, 2001. The decrease at February 28, 2002, is attributable to the pay off of AtlanticPacific Communications, Inc.'s line of credit, pay down on United Computing Group, Inc.'s line of credit, and purchase of shares in the open market.

      LIQUIDITY AND CAPITAL RESOURCES

      Current assets for the six months ended February 28, 2002, totaled $24,727,000 as compared to $42,649,000 reported for the year ended August 31, 2001. Of this amount, $11,191,000 consisted of cash. Eagle believes that its working capital of $8,203,000 as of February 28, 2002 should be sufficient to fund operations through the end of the fiscal year 2002 where Eagle anticipates that it will experience positive cash flow from operations. However, if additional financing is required beyond this point, Eagle believes that a variety of debt and/or equity financings are possible. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available. .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's line of credit bears interest, payable monthly, at a floating rate equal to the prime rate plus 2.0%, which floating rate was 8.0% on February 28, 2002. A 1% increase in interest rates would reduce the Company's annual earnings by $300,000 if the full balance of the line of credit were outstanding over the entire year. As of February 28, 2002, the outstanding balance was $1,033,000. The Company believes that it does not have any other material market risk sensitive instruments.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002


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



                              EAGLE BROADBAND, INC.


      Date: April 21, 2002                            By: /s/ H. Dean Cubley
                                                      Dr. H. Dean Cubley
                                                      Chief Executive Officer

                                                      /s/ Richard R. Royall
                                                      Richard R. Royall
                                                      Chief Financial Officer