Form 10-Q
period 2002-05-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2002-07-22
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

As of May 31, 2002, there were 67,050,000 shares of common stock outstanding.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                      INDEX



                                                                                                 PAGE
PART 1 - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at May 31, 2002 and August 31, 2001                  3

                  Consolidated Statements of Earnings for the Three and Nine
                  Months Ended May 31, 2002 and 2001                                               4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Nine Months Ended May 31, 2002 and Twelve Months Ended
                  August 31, 2001                                                                  5

                  Consolidated Statements of Cash Flows for the Nine months Ended
                  May 31, 2002 and 2001                                                            6

                  Notes to the Consolidated Financial Statements                                  7-28

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            28-32

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      32

PART 2 - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               32

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              32

         Item 3.  Defaults Upon Senior Securities                                                 32

         Item 4.  Submission of Matters to a Vote of Security Holders                             32

         Item 5.  Other Information                                                               32

         Item 6.  Exhibits and Reports on Form 8-K                                                32

SIGNATURES                                                                                        33


                                      EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)




                                                                              May 31,         August 31,
                                                                               2002             2001
                                                                               ----             ----
                                                                            (Unaudited)       (Audited)
                                             ASSETS

CURRENT ASSETS:
     Cash and Cash Equivalents                                              $    6,983        $   23,843
     Accounts Receivable                                                         5,595             7,144
     Inventories                                                                 7,852            10,637
     Prepaid Expenses                                                              974             1,025
                                                                            ----------        ----------
         TOTAL CURRENT ASSETS                                                   21,404            42,649

PROPERTY AND EQUIPMENT:
     Operating Equipment                                                        42,283            28,469
     Less: Accumulated Depreciation                                             (3,018)           (2,005)
                                                                            ----------        ----------
         TOTAL PROPERTY AND EQUIPMENT                                           39,265            26,464

OTHER ASSETS:
     Deferred Advertising Costs and Security Deposits                              625               497
     Goodwill                                                                    7,916             5,966
     Less: Accumulated Amortization                                               (696)             (472)
     Other Intangible Assets                                                    98,965            98,954
     Less: Accumulated Amortization                                             (6,191)           (3,407)
     Other Assets                                                                  153                16
                                                                            ----------        ----------
         TOTAL OTHER ASSETS                                                    100,772           101,554
                                                                            ----------        ----------
TOTAL ASSETS                                                                $  161,441        $  170,667
                                                                            ==========        ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                       $    4,049        $    4,525
     Accrued Expenses                                                            5,683             6,406
     Notes Payable                                                               5,346             5,933
     Line of Credit                                                              1,012             1,846
     Capital Lease Obligations                                                      12                48
     Sales Taxes Payable                                                           426               598
     Deferred Taxes                                                                 15                15
                                                                            ----------        ----------
         TOTAL CURRENT LIABILITIES                                              16,543            19,371

LONG-TERM LIABILITIES:
     Capital Lease Obligations
       (net of current maturities)                                                  95               115
     Deferred Taxes                                                                 32                32
     Long-Term Debt                                                                850             2,021
                                                                            ----------        ----------
         TOTAL LONG-TERM LIABILITIES                                               977             2,168

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
     Preferred Stock - $.001 par value
         Authorized 5,000,000 shares
         Issued -0- shares                                                         --                --
     Common Stock - $.001 par value
         Authorized 100,000,000 shares
         Issued and Outstanding at May 31, 2002
         and August 31, 2001, 67,050,000 and 60,264,000, respectively               67                60
     Paid in Capital                                                           156,726           153,426
     Retained Earnings                                                         (12,872)           (4,358)
                                                                            ----------        ----------
         TOTAL SHAREHOLDERS' EQUITY                                            143,921           149,128
                                                                            ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  161,441        $  170,667
                                                                            ==========        ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (In thousands)






                                              For the Three Months ended May 31        For the Nine Months ended May 31
                                                         (Unaudited)
                                                   2002               2001                 2002                2001
                                                   ----               ----                 ----                ----
NET SALES:
    Structured wiring                            $ 1,988            $ 3,772              $ 5,580             $ 5,366
    Broadband services                               348                220                  914                 293
    Products                                       3,278              6,901               14,491              11,769
    Other                                            871                465                1,641                 592
                                                 -------            -------              -------             -------
TOTAL SALES                                        6,485             11,358               22,626              18,020
                                                 -------            -------              -------             -------
COSTS OF GOODS SOLD:
    Materials other than Cable and Wire                0                368                    1                 903
    Direct Labor and Related Costs                   670                597                2,108               1,369
    Products and Integration Service               2,167              7,378               11,589               9,634
    Structured Wiring Labor and Materials            691                393                1,387               1,150
    Broadband Services Costs                         266                107                  641                 157
    Depreciation and Amortization                    124                185                  279                 437
    Other Manufacturing Costs                        102                 22                  141                 135
                                                 -------            -------              -------             -------
TOTAL COSTS OF GOODS SOLD                          4,020              9,050               16,146              13,785
                                                 -------            -------              -------             -------
GROSS PROFIT                                       2,465              2,308                6,480               4,235
                                                 -------            -------              -------             -------
OPERATING EXPENSES:
    Selling, General and Administrative:
        Salaries and Related Costs                 2,442              1,322                6,791               3,288
        Advertising and Promotion                    118                 96                  381                 359
        Depreciation and Amortization              1,243              1,163                3,727               1,651
        Other Support Costs                        1,194              1,845                4,004               2,729
        Research and Development                      85                 42                  349                 729
                                                 -------            -------              -------             -------
TOTAL OPERATING EXPENSES                           5,082              4,468               15,252               8,756
                                                 -------            -------              -------             -------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE
OTHER REVENUES/(EXPENSES), INCOME TAXES
AND OTHER COMPREHENSIVE INCOME                    (2,617)            (2,160)              (8,772)             (4,521)

OTHER REVENUES/(EXPENSES):
    Interest Income - net                             49                445                  324               1,587
    Other Income                                      --                 --                   --                  --
                                                 -------            -------              -------             -------
       TOTAL OTHER REVENUES                           49                445                  324               1,587

EARNINGS/(LOSS) BEFORE MINORITY INTEREST
IN AFFILIATE, INCOME TAXES AND OTHER
COMPREHENSIVE INCOME                              (2,568)            (1,715)              (8,448)             (2,934)
                                                 -------            -------              -------             -------

Provisions For Income Taxes                           --                 --                   --                  --
                                                 -------            -------              -------             -------

NET EARNINGS/(LOSS)                               (2,568)            (1,715)              (8,448)             (2,934)
                                                 -------            -------              -------             -------

OTHER COMPREHENSIVE INCOME, NET OF TAX

Unrealized Holding Gain/(Loss)                       208             (1,182)                 (66)                  7
                                                 -------            -------              -------             -------

OTHER COMPREHENSIVE INCOME/(LOSS)                $(2,360)           $(2,897)             $(8,514)            $(2,927)
                                                 =======            =======              =======             =======

NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic                                            $ (0.04)           $ (0.03)             $ (0.13)            $ (0.07)
Diluted                                          $ (0.04)           $ (0.03)             $ (0.13)            $ (0.07)
Comprehensive Income/(Loss)                      $ (0.04)           $ (0.04)             $ (0.13)            $ (0.07)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC. AND SUBSIDIARIES
          CONSOLIDTED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)
                                 (Unaudited)
--------------------------------------------------------------------------------


                                                                                  ADDITIONAL                       TOTAL
                                        COMMON STOCK             PREFERRED         PAID IN         RETAINED     SHAREHOLDERS'
                                      SHARES       VALUE           STOCK           CAPITAL         EARNINGS       EQUITY
TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2000              25,609          26              ---             52,160         1,875        54,061
                                    --------      ------         --------         ----------      -------      ---------

Net Loss for Twelve Months
   Ended August 31, 2001                 ---         ---              ---                ---        (5,874)       (5,874)
New Stock Issued to Shareholders:
   For Services and Compensation       1,370           1              ---                973          ---            974
   For Property and Other Assets         127         ---              ---              2,837          ---          2,837
   For Retirement of Debt and
      Liabilities                      3,004           3              ---              5,693          ---          5,696
   For Warrants Conversion               645           1              ---              1,078          ---          1,079
   For Employee Stock Option Plan         96         ---              ---                192          ---            192
   For acquisition of
      ClearWorks, Inc.                35,287          35              ---             99,762          ---         99,797
   For Licenses and Investments        1,204           1              ---              2,965          ---          2,966

Syndication Costs                        ---         ---              ---               (876)         ---           (876)

Treasury Stock                        (7,078)         (7)             ---            (11,358)         ---        (11,365)

Unrealized Holding Gain                  ---         ---              ---                ---         (359)          (359)
                                    --------      ------         --------         ----------      -------      ---------

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2001              60,264     $    60        $     ---        $   153,426     $ (4,358)    $  149,128
                                    ========      ======         ========         ==========      =======      =========


Net Loss for Nine Months
   Ended May 31, 2002                    ---         ---              ---                ---       (8,448)        (8,448)

New Stock Issued to Shareholders:
   For Services and Compensation         418         ---              ---                243          ---            243
   For Property and Other Assets         274         ---              ---                181          ---            181
   For Retirement of Debt and
      Liabilities                      5,375           6              ---              2,579          ---          2,585
   For Acquisitions                    2,002           2              ---              1,079          ---          1,081

Treasury Stock                        (1,283)         (1)             ---               (782)         ---           (783)

Unrealized Holding Gain                  ---         ---              ---                ---          (66)           (66)
                                    --------      ------         --------         ----------      -------      ---------

TOTAL SHAREHOLDERS' EQUITY
AS OF MAY 31, 2002                    67,050     $    67        $     ---        $   156,726     $(12,872)    $  143,921
                                    ========      ======         ========         ==========      =======      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC. AND SUBSIDIARIES
                     CONSOLIDTED STATEMENTS OF CASH FLOWS
                                (in thousands)
--------------------------------------------------------------------------------

                                                                    For the Nine Months ended May 31,
                                                                             2002      2001
                                                                             ----      ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earning/(Loss)                                                          $(8,514)  $ (2,927)

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Stock Issued for Services Rendered                                           243      3,325
   Depreciation and Amortization                                              4,006      2,087
   Allowance for Doubtful Accounts                                              138        ---
   Stock Issued for Interest Expense                                             92        ---
   (Increase)/Decrease in Accounts Receivable                                 1,411      4,672
   (Increase)/Decrease in Inventories                                         2,785      1,142
   (Increase)/Decrease in Prepaid Expenses                                       51       (172)
   Increase/(Decrease) in Accounts Payable                                     (506)     1,981
   Increase/(Decrease) in Accrued Expenses                                   (1,575)    (5,023)
                                                                            -------   --------

     Total Adjustment                                                         6,645      8,012

Net Cash Used/Provided by Operating Activities                               (1,869)     5,085

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)/Disposal of Property and Equipment                            (13,633)    (6,161)
   Purchase of ClearWorks.Net, Inc.                                             ---     (7,654)
   Purchase of DSS Security, Inc., Net of Cash Acquired                           6        ---
   (Increase)/Decrease in Other Intangible Assets                                (9)       (10)
   (Increase)/Decrease in Other Assets                                         (234)        12
                                                                            -------   --------

Net Cash Used by Investing Activities                                       (13,870)   (13,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(Decrease) in Notes Payable and Long-Term Debt                      552      3,864
   Increase/(Decrease) in Capital Leases                                        (56)        16
   Increase/(Decrease) in Lines of Credit                                      (834)       197
   Increase/(Decrease) in Deferred Taxes                                        ---        (32)
   Proceeds From Sale of Common Stock, Net                                      ---      1,078
   Treasury Stock                                                              (783)      (994)
                                                                            -------   --------

Net Cash Used from Financing Activities                                      (1,121)     4,129
                                                                            -------   --------

Net Increase/(Decrease) in Cash                                             (16,860)    (4,599)

CASH AT BEGINNING OF THE PERIOD                                              23,843     32,346
                                                                            -------   --------

CASH AT THE END OF THE YEAR                                                 $ 6,983   $ 27,747
                                                                            =======   ========

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                                $    96   $    143

Supplemental non-cash investing activities (See Note 4):


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


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

A)    Consolidation

      At May 31, 2002, the Company's subsidiaries are: AtlanticPacific Communications, Inc. (APC); EToolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); BroadbandMagic, Inc. (BBM); ClearWorks.Net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc.
      (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)    Cash and Cash Equivalents

      The Company has $6,983,000 and $23,843,000 invested in interest bearing accounts and marketable securities (Note 9) at May 31, 2002 and August 31, 2001, respectively.

C)    Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:



                                                                        Years
                                                                        -----
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

D)    Inventories

      Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:



                                         May 31, 2002      August 31, 2001
                                         ------------      ---------------
                   Raw Materials            $5,937             $ 3,537
                   Work in Process           1,676               6,555
                   Finished Goods              239                 545
                                            ------             -------
                                            $7,852             $10,637
                                            ======             =======


                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


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

      DSS SECURITY, INC.
      DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      recognized over the prepayment period as service is provided.

      UNITED COMPUTING GROUP, INC.
      United Computing Group, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

F)    Research and Development Costs

      For the months ended May 31, 2002 and 2001, the Company performed research and development activities for internal projects related to its convergent set-top boxes, wireless residential network, commercial and military communications, and multi-media entertainment centers. Research and development costs of $85,000 and $42,000 were expensed for the three months ended May 31, 2002, and 2001, respectively. Research and development costs of $349,000 and $729,000 were expensed for the nine months ended May 31, 2002 and 2001.

      No research and development services were performed for outside parties for the three and nine months ended May 31, 2002 and 2001.

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



                                                                      May 31,         August 31,
                                                                       2002              2001
                                                                      -------         ----------
                  Weighted Average Number of Common Shares
                  Outstanding Including
                      Primary Common Stock Equivalents                 63,455           49,726
                      Fully Dilutive Common Stock Equivalents          63,609           49,880


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

      As of May 31, 2002 and 2001, no impairment existed.

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

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      and twenty (20) years, respectively.

K)    Advertising Costs

      Beginning in fiscal 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the nine months ended May 31, 2002, the Company has expensed $381,000 where $0 in costs has been deferred.

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

P)    Reclassification

      The Company has reclassified certain assets costs and expenses for the three and nine months ended May 31, 2001 to facilitate comparison to the three and nine months ended May 31, 2002.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


Q)    Supporting Costs in Selling, General and Administrative Expenses

      Other support cost for the nine months ended May 31, 2002 and 2001 are as follows, in thousands:



                                                     2002          2001
                                                  ------------------------
                  Advertising/Conventions         $      --     $      650
                  Auto Related                          119             92
                  Bad Debt                              138             --
                  Contract Labor                        257             --
                  Delivery/Postage                       67            142
                  Fees                                   91             --
                  Insurance                              96            112
                  Interest                              598             --
                  Office                                118            392
                  Other                                 196             10
                  Professional                          453            319
                  Rent                                1,099            423
                  Repairs and Maintenance                82             --
                  Travel                                 --            375
                  Taxes                                  87             28
                  Utilities                             603            186
                                                  ------------------------
                  Total                           $   4,004     $    2,729
                                                  ========================


R)    Recent Pronouncements

      In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141, for acquisitions initiated after June 30, 2001, and SFAS 142 effective September 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the Company's adoption of SFAS No. 142 on September 1, 2002. In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent an indication exists that the goodwill and intangible assets may be impaired, the Company must measure the impairment loss, if any. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Based on current goodwill and intangible asset balances, the Company will have approximately $106,880 of non-amortized goodwill and intangibles as of September 1, 2002, which will be subject to the transition provisions of SFAS 141 and SFAS 142.

      Amortization expense related to goodwill and intangibles was approximately $3,008,000 and $1,459,000 for the nine months ended May 31, 2002 and 2001, respectively.

      The impact of the adoption of SFAS 141 and 142 is not currently known; the company will assess the impairment of its goodwill and intangible assets no later than August 31, 2002.

      The impact of other significant matters that might result from the adoption of SFAS 141 and 142 is not currently known, but will be assessed prior to the issuance of the Company's August 31, 2002, 10-K filing.

      On October 3, 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      reporting for the disposal of long-lived assets. FAS 144, becomes effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, consolidated results of operations or consolidated cash flows.

NOTE 2 - ACCOUNTS RECEIVABLE:

            Accounts receivable consist of the following, in thousands:



                                                                        May 31,         August 31,
                                                                         2002              2001
                                                                      -----------      -----------
                  Accounts Receivable                                 $     6,040      $     7,624
                  Allowance for Doubtful Accounts                            (445)            (480)
                                                                      -----------      -----------
                  Net Accounts Receivable                             $     5,595      $     7,144
                                                                      ===========      ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

      Components of property, plant and equipment are as follows, in thousands:



                                                                        May 31,         August 31,
                                                                         2002              2001
                                                                      -----------      -----------
                  Automobile                                          $       421      $       548
                  Head-End Facility and Fiber Infrastructure               22,600           15,045
                  Furniture and Fixtures                                      538              481
                  Leasehold Improvements                                      209               84
                  Office Equipment                                            693              654
                  Property, Manufacturing and Equipment                    17,822           11,657
                                                                      -----------      -----------
                      Total Property, Plant and Equipment             $    42,283      $    28,469
                         Less: Accumulated Depreciation                    (3,018)          (2,005)
                                                                      -----------      -----------
                      Net Property, Plant and Equipment               $    39,265      $    26,464
                                                                      ===========      ===========



      Components of intangible assets are as follows, in thousands:



                                                                        May 31,         August 31,
                                                                         2002              2001
                                                                      -----------      -----------
                  Goodwill                                            $     7,916      $     5,966
                  Contract Rights                                          74,513           74,513
                  Licenses and Permits                                     24,452           24,441
                                                                      -----------      -----------
                      Total Intangible Assets                         $   106,881      $   104,920
                         Less: Accumulated Amortization                    (6,887)          (3,879)
                                                                      -----------      -----------
                      Net Intangible Assets                           $    99,994      $   101,041
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

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


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

      Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc. and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc. provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

NOTE 5 - NOTES PAYABLE:

      The following table lists the Company's note obligations as of May 31, 2002 and August 31, 2001, in thousands:

                                                      Annual
                                                     Interest                         May 31,         August 31,
                                                       Rate           Due Date         2002              2001
                                                     --------         --------    --------------   ---------------
                 Vehicles                             Various         Various     $           70   $           100
                 6% Convertible Debenture (Note 8)      6.0%           Demand              2,000             2,000
                 Tail Wind Convertible Debenture        2.0%          May 2003             3,000             5,000
                 Other                                Various         Various              1,126               854
                                                                                  --------------   ---------------

                 Total notes payable                                              $        6,196   $         7,954
                 Less current portion                                                      5,346             5,933
                                                                                  --------------   ---------------
                 Total long-term debt                                             $          850   $         2,021
                                                                                  ==============   ===============

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

      Minimum future lease payment under capital lease as of May 31, 2002 and August 31, 2001 for each of the next five years and in the aggregate are, in thousands:

                                                             May 31, 2002     August 31, 2001
                                                           --------------     ---------------
              Total minimum lease payments                 $       115        $       177
              Less: Amount representing interest                     8                 14
                                                           --------------     ---------------
              Present value of net minimum lease
              payments                                             107                163
              Less: Current maturity capital lease
              obligation                                            12                 48
                                                           --------------     ---------------
              Long-term capital lease obligation           $        95        $       115
                                                           ==============     ===============



      Future obligations under the lease terms are as follows:

                                    Period Ended            Amount
                                    ------------            ------
                                         2003               $   75
                                         2004                   20
                                                            ------
                                    Total                   $   95
                                                            ======


NOTE 7 - LINE OF CREDIT:

      On September 29, 2000, AtlanticPacific Communications, Inc. (a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas (SWBT). This note bears interest at SWBT's prime rate plus .25%, which is payable monthly with principal due September 28, 2001. AtlanticPacific Communications, Inc.'s accounts receivable are pledged as collateral with Eagle Wireless International, Inc. the guarantor. This line of credit was repaid to Southwest Bank of Texas in the six months ended February 28, 2002; therefore, there is not a current balance outstanding.

      The Company, through its subsidiary United Computing Group, Inc. (UCG), maintains a $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At May 31, 2002, a balance of $1,012,000 existed. During July 2002, UCG entered into a loan agreement with a bank to provide working capital to repay the IBM credit line and fund ongoing operations. The new credit facility is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

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

      During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. At the date of merger, Link Two Communications, Inc., also became a subsidiary of Eagle. Link Two Communications, Inc. entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two Communications, Inc. a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two Communications, Inc. has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The maturity of the convertible note is August 15, 2002. Link Two Communications, Inc. may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, (b) Eagle has more than $10,000,000 in cash less payments for capital leases that will become due within the next two years, (c) the registration statement, registers the conversion shares are current and effective, (d) Eagle does not reflect a net loss of more than $4,000,000 during any quarter, and (e) no material adverse event has occurred. Link Two Communications, Inc. may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the conditions set forth in (b) through (e) of the preceding sentence are satisfied. In conjunction with the issuance of the First Note, Link Two Communications, Inc., issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

      As a result of the merger, Eagle, the parent of Link Two Communications, Inc., has guaranteed the Link Two

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

      Communications, Inc. notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock at various rates based on the published market value of Eagle's common stock. The agreement also permits Tail Wind to convert the Link Two Communications, Inc. warrant into Eagle warrants to purchase shares of our common stock. Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and September 2006. If Link Two Communications, Inc. requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.83 per share.

      The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise. As of May 31, 2002, the Company has paid to Tail Wind $2,000,000 towards the reduction of debt. The current financial statements have recorded as current maturity for this debt, $3,000,000.

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

      In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sells common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two Communications, Inc. has paid Ladenburg Thalman and Co. a fee of 5% of the purchase price of the notes. Additionally, the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure. At May 31, 2002, Eagle and Tail Wind are negotiating the payment terms of this note.

NOTE 9 - MARKETABLE SECURITIES:

      As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At May 31, 2002, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

      At May 31, 2002, the securities had an original basis of $1,867,936 determined by multiplying the number of shares acquired by the fair market value of those shares. At the May 31, 2002 balance sheet date, the fair market value of these securities was $1,874,603; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002



                    Security Name                  Shares        Cost Basis       Current FMV
                                                   ------       ------------     ------------
         Bank of America                            50,000      $    49,688      $    50,062
         Bear Stearns                               55,000            2,061            2,103
         Citicorp                                  110,000          109,500          110,113
         Credit Suisse                              50,000           49,925           50,250
         FHLMC                                     129,000           20,181           21,585
         FNMA                                      637,000           68,266           68,124
         GE Capital                                 10,000            9,282            9,838
         Ginnie Mae                                 50,000           50,000           49,000
         GNMA                                      194,610          167,065          168,031
         SB US Government Income                    31,501          330,063          323,832
         SB Government Securities Fund             106,202        1,011,905        1,021,665
                                                                ------------     ------------
         Total                                                    1,867,936        1,874,603
                                                                ============     ============


      Other marketable securities, Urbana and Burst.com, with an adjusted cost basis of $120,000 and fair market value of $330,000 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - INCOME TAXES:

      As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.

      A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                          May 31, 2002         August 31, 2001
                                                              (%)                    (%)
                                                          ------------         ---------------
                        U.S. Federal Statutory Tax
                           Rate                                 34                   34
                        U.S. Valuation Difference              (34)                 (34)
                                                              -----                -----
                        Effective U.S. Tax Rate                  0                    0
                        Foreign Tax Valuation                    0                    0
                                                              -----                -----
                        Effective Tax Rate                       0                    0
                                                              =====                =====


            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                            May 31,             August 31,
                                                              2002                 2001
                                                            -------             ----------
                      Computed Expected Tax Benefit           2,872                (1,997)
                      Increase in Valuation Allowance        (2,872)                1,997
                                                             ------                ------
                                                               ---                   ---
                                                             ======                ======


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2002 and August 31, 2001 are presented below, in thousands, and include the balances of the merged company ClearWorks.Net.


                                                                May 31,        August 31,
                                                                 2002            2001
                                                             -------------    ------------
                  DEFERRED TAX ASSETS:
                  Accounts receivable, principally
                  due to allowance for doubtful
                  accounts                                   $         102    $        102

                  Net operating loss carry-forwards                 13,828          10,956
                  Less valuation allowance                        (13,828)        (10,956)
                                                             -------------    ------------
                  Net deferred tax assets                              ---             ---

                  DEFERRED TAX LIABILITIES:
                  Differences in depreciation                           47              47
                                                             -------------    ------------
                  Net deferred tax liabilities               $          47    $         47
                                                             =============    ============


                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      The valuation allowance for deferred tax assets as of May 31, 2002, and August 31, 2001, was $13,828,000 and $10,956,000, respectively. At May 31,
      2002, the Company has net operating loss carryforwards of $40,316,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2022.

NOTE 11 - ISSUANCE OF COMMON STOCK:

      For the three months ended May 31, 2002, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.


                  SHARES OUTSTANDING FEBRUARY 28, 2002                                 65,411
                                                                                    ---------
                  Shares Issued for Retirement of Debt and Liabilities                  1,711
                  Shares Issued for Services and Compensation                             121
                  Shares Issued for Property and Assets                                    78
                  Treasury Stock                                                         (271)
                                                                                    ---------
                  SHARES OUTSTANDING MAY 31, 2002                                      67,050
                                                                                    =========


NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

      In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors has amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. The options granted for under this plan are to purchase fully paid and non-assessable shares of the Common Stock, par value $.001 per share at a price equal to the underlying common stock's market price at the date of issuance. These options may be redeemed six months after issuance, expire five years from the date of issuance and contain a cash-less exercise feature. The underlying shares of common stock were registered for resale under the Securities Act of 1933 on February 19, 1999. As of May 31, 2002, 416,474 options have been granted pursuant to such plan with 72,499 being exercised and 10,350 being cancelled.

      The Company has issued or has acquired through its acquisitions and outstanding the following warrants which have not yet been exercised at May 31, 2002:

            39,998 stock purchase warrants issued to Carl A. Chase. Expiration of warrants is 6,666 on the ending date of each month commencing on February 28, 2002 and ending on July 31, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.31 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, all of these warrants have been exercised.

            50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these options have been registered, issued or exercised.

            600,000 stock purchase warrants issued to Paladin Associates expiring September 1, 2001. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.50 per share. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $4.00 per share for twenty-one consecutive trading days. 166,667 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $6.00 per share for twenty-one consecutive trading days. 166,666 warrants are not exercisable until and unless the shares of Common Stock trade at a minimum of $8.00 per share for twenty-one consecutive trading days. The shares of common stock underlying 350,000 warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. 100,000 incentive warrants will be made available and will vest at the end of October 2000 if the first objective of $4.00 is achieved before the end of October. As of May 31, 2002, 250,000 of the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring December 10, 2002.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

            The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, 25,000 warrants have been exercised resulting in cash proceeds of $38,750.

            20,000 stock purchase warrants issued to Kason, Inc., expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. May 31, 2002, 6,234 warrants have been exercised resulting in cash proceeds of $10,910.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

            stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of May 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of May 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            192,000 stock purchase warrants issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            168,000 stock purchase warrants issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been registered, issued or exercised.

            160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

            value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2002, none of these warrants have been registered, issued or exercised.

            50,000 stock purchase warrants issued to Weed and Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            250,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of May 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            350,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of May 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

            250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2002, none of these warrants have been exercised.

            150,000 stock purchase warrants issued to Sands Brothers and Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of May 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

      The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002



      Class of              May 31                          May 31                  Non-              Non-              May 31
      Warrants       2002            2001             2002         2001         Exercisable       Registered         2002    2001
      --------     ------------------------        ---------------------        ----------------------------        --------------
         1.04         50,000             -                 -           -            50,000            50,000             -       -
         1.50        600,000             -                 -           -           350,000           250,000             -       -
         1.55         50,000             -            25,000           -                 -                 -             -       -
         1.75         20,000             -            13,766           -                 -                 -             -       -
         2.00         25,000             -            25,000           -                 -                 -             -       -
         2.00         41,667             -            41,667           -                 -                 -             -       -
         2.25         41,667             -            41,667           -                                   -             -       -
         3.00         50,000             -            50,000           -                 -                 -             -       -
         3.00         58,333             -            58,333           -                 -                 -             -       -
         3.75         40,000             -            40,000           -                 -            40,000             -       -
         3.75        160,000             -           160,000           -                 -           160,000             -       -
         3.75        232,000             -           232,000           -                 -           232,000             -       -
         3.75        176,000             -           176,000           -                 -           176,000             -       -
         3.95        328,000             -           328,000           -                 -           328,000
         4.50         25,000             -                 -           -                 -                 -             -       -
         7.00        100,000             -                 -           -                 -           100,000             -       -
         7.49        250,000             -                 -           -                 -           250,000             -       -
         7.50         25,000             -            25,000           -                 -                 -             -       -
         7.50        192,000             -           192,000           -                 -           192,000             -       -
         7.50        240,000             -           240,000           -                 -           240,000             -       -
         7.50        168,000             -           168,000           -                 -           168,000             -       -
         7.50         40,000             -            40,000           -                 -            40,000             -       -
         7.50        160,000             -           160,000           -                 -           160,000             -       -
         9.68         50,000             -            50,000           -                 -                 -             -       -
        10.00         25,000             -            25,000           -                 -                 -             -       -
        10.00        250,000             -                 -           -                 -           250,000             -       -
        12.00        250,000             -           250,000           -                 -                 -             -       -
        14.00        350,000             -                 -           -                 -           350,000             -       -
        18.00        250,000             -           250,000           -                 -                 -             -       -
        25.00        150,000             -           250,000           -                 -           150,000             -       -

         2.00        Expired             - *               -           -                 -                 -        50,000       -
        ESOP         416,474 *      51,700 *         322,125   35,700.00            11,500                 -        10,350  10,350
        ESOP               -       228,207                 -     114,908                 -                 -
                   -----------------------         ---------------------           -------------------------        --------------

                   4,814,141       279,907         3,163,558     150,608           411,500         3,136,000        60,350  10,350
                   =======================         =====================           =========================        ==============


      AN ASTERISK (*) DENOTES WARRANTS WHICH WOULD HAVE AN ANTI-DILUTIVE EFFECT IF CURRENTLY USED TO CALCULATE EARNINGS PER SHARE FOR THE MONTHS ENDED MAY 31, 2002 AND 2001, RESPECTIVELY.



NOTE 13 - CAPITALIZATION ACTIVITIES:

      On July 10, 2000, AtlanticPacific Communications, Inc., (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. AtlanticPacific Communications, Inc. is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase AtlanticPacific Communications, Inc. common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. AtlanticPacific Communications, Inc. will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants (400 units). As of May 31, 2002, 1,325 units have been sold totaling 132,500 shares and resulting in proceeds of $331,250.

NOTE 14 - RISK FACTORS:

      For the nine months ended May 31, 2002 and 2001, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, and cabling and broadband industry. Approximately, seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate twenty-three percent remainder have been created relatively evenly over the rest of the nation during the nine months ended May 31, 2002. Whereas approximately eighty-six percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twelve percent remainder has been created relatively evenly over the rest of the nation for the nine months ended May 31, 2001. Through the normal course of business, the Company generally does not require its customers to post any collateral.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the nine months ended May 31, 2002 and 2001, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

      Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 1% and 2% at May 31, 2002 and 2001, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

      LEASES

      The Company leases its primary office space in League City, Texas, for $36,352 per month with ANREM Corporation. This non-cancelable lease commenced on June 1, 2001, and expires on May 31, 2004. For the three months ended May 31, 2002 and 2001, rental expenses of approximately $109,055 and $59,581 respectively, were incurred.

      The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000 and expires July 31, 2003. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereat the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended May 31, 2002 and 2001, rental expense of $6,612 and $6,390, respectively were incurred.

      The Company's wholly owned subsidiary, AtlanticPacific Communications, Inc., leases office space in Houston, Texas, with Houston Industrial Partners, Ltd. This non-cancelable lease expires October 2002. The monthly payments are $2,160. For the periods ended May 31, 2002 and 2001, rental expense of $6,480 and $4,494, respectively were incurred.

      AtlanticPacific Communications, Inc. also leases office space in Chicago, Illinois with Prime Group Realty Services. This twenty-nine month lease commenced on October 1, 2000, and expires February 28, 2003. Under the terms of the lease, monthly payments will be $4,187 for the first twelve months whereat they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended May 31, 2002 and 2001, rental expense of $11,023 and $6,660, respectively were incurred.

      AtlanticPacific Communications, Inc. also leases office space in Houston, Texas, with WL and Deborah Miller in the amount of $6,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option. Rental expense for the period ended May 31, 2002 and 2001, of $19,500 and $13,500 were incurred.

      The Company's subsidiary, ClearWorks Home Systems, Inc., leases office space in Houston, Texas, with Transwestern Commercial Services. This non-cancelable lease expires on April 30, 2003. The monthly payments are $12,667. For the period ended May 31, 2002 and 2001, rental expense of $46,074 and $0 were incurred.

      Also, ClearWorks Home Systems, Inc., leases office space in Phoenix, Arizona, with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended May 31, 2002 and 2001, rental expense of $27,397 and $14,118 were incurred.

      Also, ClearWorks Home Systems, Inc., leases office space in San Antonio, Texas, with Glenn Gaiser. This is a month-to-month lease. The monthly payments are $3,300. For the period ended May 31, 2002 and 2001, rental expense of $9,900 and $6,000 was incurred.

      The Company's subsidiary, ClearWorks Home Systems, Inc., leases office space in Austin, Texas, with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on August 1, 2001, and expires August 30, 2002. The monthly payments are $5,876. For the period ended May 31, 2002 and 2001, rental expense of $17,629 and $0 was incurred.

      The Company's subsidiary, United Computing Group, Inc., leases office space in Dallas, Texas, with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000 and expires June 30, 2002. The monthly payments are $3,164. For the period ended May 31, 2002 and 2001, rental expense of $10,007 and $6,537 was incurred.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      The Company's wholly-owned subsidiary, Contact Wireless, Inc., leases office space in San Antonio, Texas, with Cotter and Sons, Inc. This non-cancelable lease commenced on August 1, 1998, and expires on July 31, 2002. The monthly payments are $2,490. For the periods ended May 31, 2002 and 2001, rental expense of $7,470 and $0, respectively were incurred.

            Future obligations under the non-cancelable lease terms are:



                             Period Ending
                                May 31,             Amount
                               --------             ------
                                 2003                571,135
                                 2004                181,760
                                                  ----------
                                 Total            $  752,895
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

      ClearWorks.Net, Inc. is currently a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $250,000; 100,000 shares of ClearWorks' common stock; alleged lost commissions and attorney fees. ClearWorks.Net, Inc. filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. During March 2002, a jury found in favor of Horn in the amount of 225,000 plus pre- and post-judgment interest. Post discovery has been served on ClearWorks.Net, Inc.

      ClearWorks.Net, Inc. is a defendant in Valley First Community Bank vs. ClearWorks.Net, Inc., and ClearWorks Home Systems, Inc. On August 16, 2000, Valley First Community Bank (Valley) filed suit alleging a breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. This suit arose when ClearWorks Home Systems, Inc., (CHS) executed a binding letter of intent to purchase from Valley certain assets, which Valley represented to CHS that it held first lien for a purchase price of $150,000. Subsequently, CHS learned Valley did not in fact hold a first lien on such assets, rather such assets were sold in a landlord's auction. As a result, CHS did not remit $150,000 to Valley for payment (see Note 2). This suit was settled.

      ClearWorks.Net, Inc. is a defendant in STATE OF FLORIDA DEPARTMENT OF ENVIRONMENTAL PROTECTION VS. RECO TRICOTE, INC., AND SOUTHEAST TIRE RECYCLING, INC., A/K/A CLEARWORK.NET, INC.; IN THE CIRCUIT COURT OF THE TENTH JUDICIAL CIRCUIT IN AND FOR POLK COUNTY, FLORIDA. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA is amending the petition. ClearWorks.Net, Inc. denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. No discovery has been conducted in this lawsuit.

      ClearWorks.Net, Inc. is a defendant in Candlelight Investors LLC v. ClearWorks.Net, Inc., et al which is pending in the Supreme Court of the State of New York, County of New York, ("New York lawsuit"). Plaintiff seeks a judgment against ClearWorks.Net, Inc. arising out of the alleged failure of ClearWorks.Net, Inc., to convert certain debentures of the Company into common stock of ClearWorks.Net, Inc., to register stock to permit such conversion, and for other alleged breaches relating to agreements between plaintiff and ClearWorks.Net, Inc. Plaintiff seeks compensatory damages exceeding $2,763,998, injunctive relief, specific performance, punitive

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      damages and other relief. The Plaintiff has obtained a judgement in the amount of $3,200,000, against ClearWorks.Net, Inc. Plaintiffs will be conducting jurisdictional discovery on Eagle Broadband, Inc. and Dr. H. Dean Cubley. The defendants deny the allegations of the complaint.

      Candlelight Investors LLC is also suing Eagle Broadband, Inc. and ClearWorks.Net, Inc. in Texas for issues that arise in connection with the New York lawsuit ("Texas Lawsuit"). The lawsuit is currently in the discovery phase. Plaintiff has filed a motion for summary judgment and has set same for hearing before the judge in August 2002.

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

      On October 2, 2001, Metro Networks sued ClearWorks.Net, Inc. The suit presents claims for breach of contract to provide ClearWorks.Net, Inc. radio advertisement. The suit seeks recovery of damages in the sum of $146,750 plus interest, attorney's fees and court costs. ClearWorks.Net, Inc. denies the claims and will file an answer. This suit is currently in the discovery phase. ClearWorks.Net, Inc. intends to vigorously contest all claims in this case.

      On December 17, 2001, certain former employees of ClearWorks.Net, Inc. sued Eagle and ClearWorks.Net, Inc. for breach of contract and other related matters. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks.Net, Inc. a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks.Net, Inc. for a period of six months. This lawsuit is currently in the discovery phase. The defendants deny the allegations of the complaint.

      On December 31, 2001, Optibase, Inc., sued ClearWorks Communications, Inc. The suit presents claims based on a sworn account and breach of contract to provide ClearWorks Communications, Inc. equipment. The suit seeks recovery of damages in the sum of $353,000 plus interest, attorney's fees, and court costs. No discovery has been conducted in this case. ClearWorks Communications, Inc. intends to vigorously contest all claims in this case.

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

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


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

NOTE 17 - EARNINGS PER SHARE:

      The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:



                                                         For the nine months ended May 31, 2002
                                                         --------------------------------------
                                                      Income            Shares          Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
         Net Loss                                     $(8,448)

         Basic EPS:
          Income available to
          common stockholders                         $(8,448)           63,455            $(0.13)

         Effect of Dilutive Securities
           Warrants                                                         154
                                                      -------            ------
         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                 $(8,448)           63,609            $(0.13)
                                                      =======            ======            ======



                                                         For the nine months ended May 31, 2001
                                                         --------------------------------------
                                                      Income            Shares          Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        ------
         Net Income                                   $(2,934)

         Basic EPS:
          Income available to
          common stockholders                          (2,934)           40,973            $(0.07)

         Effect of Dilutive Securities
         Warrants                                                           154
                                                      -------            ------
         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                   $(2,934)           41,127            $(0.07)
                                                      =======            ======            ======



      For the nine months ended May 31, 2002 and 2001, anti-dilutive securities existed (see Note 12).

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

      In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of May 31, 2002 and 2001, 416,474 and 404,974 warrants have been issued to various employees. Of these outstanding warrants, 0 and 0 were exercised for the months ended May 31, 2002, and 2001, respectively. Additionally, 10,350 warrants have expired as of May 31, 2002.

      The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized.

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


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



                                              2002          2001
                                             ------        ------
               Dividend Yield                 0.00%         0.00%
               Volatility                     0.91         15.14
               Risk-free Interest Rate        7.00%         7.00%
               Expected Life                    5             5


NOTE 19 - RETIREMENT PLANS:

      During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 50% of each participants' contribution up to a total of 6% of their salary (i.e. up to 3% of their salary.) For the nine months ended May 31, 2002 and 2001, employee contributions were approximately $174,578 and $109,905, respectively. The Company matched approximately $65,115 and $36,914, respectively for those same periods.

NOTE 20  - MAJOR CUSTOMER:

      The Company had gross revenues of $6,485,000 and $11,358,000 for the three months ended May 31, 2002 and 2001, respectively. The following parties individually represent a greater than ten percent of these revenues.



                                       May 31, 2002                   May 31, 2001
              Customer             Amount     Percentage          Amount      Percentage
              --------             -------    ----------          ------      ----------
              Customer A           $    --            --        $4,490,000       39.5%
              Customer B           $    --            --        $2,198,000       19.4%
              Customer C           $    --            --        $1,851,000       16.3%
              Customer D           $    --            --        $1,648,000       14.5%
              Customer E           $713,000        11.0%        $      --           --


      During the nine months ended May 31, 2002, the Company had outstanding accounts receivable with Enron Corporation and many of its subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

NOTE 21 - INDUSTRY SEGMENTS:

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At May 31, 2002, the Company's nine business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

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

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      ClearWorks Home Systems, Inc., (HSI) specializes in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single family and multi-family dwelling units.

      United Computing Group, Inc., (UCG) is IT products and services company. UCG/INT maintains a national market presence.

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



                                                          FOR THE NINE MONTHS ENDING MAY 31, 2002

(in thousands)             Eagle      APC      COMM      HSI       UCG    Link II    .Net     Contact    DSS      Elim.     Consol.
                         -----------------------------------------------------------------------------------------------------------
Revenue                       478     3,812     1,811    2,465   13,582        39        --     288       226       (75)     22,626
Segment Profit/(Loss)      (5,522)      (27)     (277)    (398)    (744)   (1,644)     (130)    150        90       (12)     (8,514)
Total Assets              166,169     2,402    29,283    8,610    2,847    42,026    64,950     735       412  (155,993)    161,441
Capital Expenditures          152         8    12,647       67       40         1        --      --       309       (11)     13,213
Dep. And Amort.             2,474        90       393       63        8       918        60      --        --        --       4,006




                                                        FOR THE NINE MONTHS ENDING MAY 31, 2001

    (in thousands)               EAG         APC     COMM        HSI       UCG       LTC        NET      Elim.      Consol.
                               --------------------------------------------------------------------------------------------
    Revenue                      1,037      4,697      331      1,168     10,778         9         --        --     18,020

    Segment Profit/(Loss)       (3,166)       375     (167)      (109)       (53)     (411)      (990)       --     (4,521)

    Total Assets               194,006      2,441    5,439      2,248      5,180    13,609     37,311   (74,927)   185,307

    Capital Expenditures           192          1      613         --         19     6,657         14        --      7,496

    Dep. And Amort.              1,200         66      118         28         13       115        548        --      2,088


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

      OVERVIEW

      During the quarter ended May 31, 2002, we have initiated the implementation of cost reductions in various operating segments which were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses. We anticipate that additional cost reduction efforts will continue through August 31, 2002. Also, the company is continuing the development of the "technology center" for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. Eagle's revenues, gross profit and net loss for the quarter totaled $6,485,000, $2,465,000 and $(2,568,000), respectively. The revenues declined from the prior quarter; however the gross profit improved by $150,000. The improvement in gross profit is a result of increased sales of broadband products, wireless infrastructure equipment and service, set-top boxes and structured wiring products. The sales of computer products and related engineering services declined due to the loss of a significant customer in this quarter. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundle digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services. By the end of our fiscal year, the development of our nationwide digital "technology center" will be complete providing us with operational capabilities to market BDS services to these municipalities and other fiber-ready communities by the first quarter of fiscal year 2003. Our loss reflects a continued investment in our 24-7 customer service center, lower gross profits due to a decrease in sales, and increased costs associated with personnel terminations and facilities consolidation.

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

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002

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

      RECEIVABLES

      For the nine months ended May 31, 2002, Eagle accounts receivables decreased to $5,595,000 from $7,144,000 at August 31, 2001. The majority of this decrease is due to increased receivable collection efforts and a temporary slow down in customer purchases of IT products and structured wiring.

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

      INVENTORY

      Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2002, Eagle's inventory totaled $7,852,000 as compared to $10,637,000 at August 31, 2001. The decrease in inventory is primarily attributable to the internal utilization for the development of the digital headends and expansion of the fiber networks in the residential communities.

      RESULTS OF OPERATIONS

      FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2002 AND 2001

      NET SALES. For the three months ended May 31, 2002, net sales decreased to $6,485,000 from $11,358,000 during the three months ended May 31, 2001. For the nine months ended May 31, 2002, net sales increased to $22,626,000 from $18,020,000 during the nine months ended May 31, 2001. For the quarter ended May 2002, product and structured wiring sales have decreased due to delays in customer contract implementation and the loss of a significant customer which used to purchase the majority of United Computing Group, Inc.'s products. Currently, United Computing Group, Inc. has added new customer that are purchasing significant product and IT services. The decrease in the sales of structured wiring products and services is directly attributable to a deferment of purchasing by certain major customers. During June and July 2002, these major customers have resumed purchasing of products and services under the terms of their contracts with AtlanticPacific Communications, Inc. For the nine months, net sales increased $4,606,000 to $22,626,000 in 2002 as compared to $18,020,000 results in 2001. During February 2001, Eagle merged with ClearWorks.Net, Inc. and, accordingly, the net sales for the nine months ended May 31, 2001 include only four months of the merged companies revenues. The majority of this

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      increase is due to including a complete nine months of merged companies consolidated revenue for 2002 as compared to the prior period which does not include pre-merger revenues of ClearWorks.Net, Inc. These increases were primarily attributable to added sales from Eagle Wireless International, Inc., BroadbandMagic, Inc., Atlanticpacific Communications, Inc., ClearWorks Home Systems, Inc., ClearWorks Communications, Inc., and United Computing Group, Inc. AtlanticPacific Communications, Inc. provides project planning, installation, project management, testing, and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems, Inc. provides structured wiring solutions and audio/visual equipment to single- and multi-family dwellings. ClearWorks Communications, Inc. provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video, and data solutions directly to consumers. United Computing Group, Inc. provides business-to-business hardware and software network solutions and network monitoring services. Eagle Wireless International, Inc. provides wireless infrastructure and services. Broadband Magic, Inc. provides digital set-top boxes and broadband solutions.

      COST OF GOODS SOLD. For the three months ended May 31, 2002, cost of goods sold decreased to $4,020,000 from $9,050,000 during the three months ended May 31, 2001. For the nine months ended May 31, 2002, cost of goods sold increased to $16,146,000 from $13,785,000 during the nine months ended May 31, 2001. This increase is primarily associated with the purchase of cable, fiber, and hardware products for the increased sales level. Although the cost of sales increased, the Company's gross profit percentage for products sold increased to 38% from 20% during the three months ended May 31, 2002 compared to the three months ended May 31, 2001. For the nine months ended May 31, 2002, the gross profit percentage increased to 29% from 23% compared to the nine months ended May 31, 2001.

      OPERATING EXPENSES. For the three months ended May 31, 2002, operating expenses increased to $5,082,000 from $4,468,000 during the three months ended May 31, 2001. For the nine months ended May 31, 2002, operating expenses increased to $15,252,000 from $8,756,000 during the nine months ended May 31, 2001. The primary portions of the increase are discussed below:

      A $1,120,000 and $3,503,000 increase in salaries, as a result of its acquisitions and expanded business for the three and nine months ended May 31, 2002, respectively.

      A $19,000 and $1,918,000 increase in depreciation and amortization, due to an increase in amortization of goodwill and purchase of additional assets for the three and nine months ended May 31, 2002, respectively.

      A $651,000 decrease and $1,275,000 increase in other support costs, the nine month increases are in rents, utilities, and communication costs and the three month decrease is principally related to a decrease in convention, travel and related costs.

      NET EARNINGS. For the three months ended May 31, 2002, Eagle's net loss was $2,568,000, compared to a net loss of $1,715,000 during the three months ended May 31, 2001. For the nine months ended May 31, 2002, Eagle's net loss was $8,448,000, compared to a net loss of $2,934,000 during the nine months ended May 31, 2001.

      CHANGES IN CASH FLOW. Eagle's operating activities provided (used) net cash of $(1,869,000) in the nine months ended May 31, 2002, compared to $5,085,000 in the nine months ended May 31, 2001. The decrease in net cash used by operating activities was primarily attributable to less cash collections and reductions in accrued expenses. Eagle's investing activities used net cash of $13,870,000 in the nine months ended May 31, 2002, compared to $13,813,000 in the nine months ended May 31, 2001. The increase was due primarily to cash expended for equipment. Eagle's financing activities used cash of $1,121,000, in the nine months ended May 31, 2002, compared to cash provided of $4,129,000 in the nine months ended May 31, 2001. The decrease at May 31, 2002, is attributable to the pay off of AtlanticPacific Communications, Inc.'s line of credit, pay down on United Computing Group, Inc.'s line of credit, and purchase of shares in the open market.

      LIQUIDITY AND CAPITAL RESOURCES

      Current assets for the nine months ended May 31, 2002, totaled $21,404,000 as compared to $42,649,000 reported for the year ended August 31, 2001. Of this amount, $6,983,000 consisted of cash. Eagle believes that its working capital of $4,861,000 as of May 31, 2002 should be sufficient to fund operations through the end of the fiscal year 2002. Currently, Eagle is raising capital through the issuance of debt and, in addition, Eagle is negotiating other funding alternatives. Historically, Eagle has financed its operations through the sale of debt and equity securities. As such, if its current cash is insufficient to fund its long-term

                  EAGLE BROADBAND, INC., AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


      capital needs, Eagle will rely on future best-efforts financings for capital. Refer to Note 7 and Note 8 for descriptions of lines of credit and other immediate forms of funding the Company has available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's line of credit bears interest, payable monthly, at a floating rate equal to the prime rate plus 2.0%, which floating rate was 8.0% on May 31, 2002. A 1% increase in interest rates would reduce the Company's annual earnings by $300,000 if the full balance of the line of credit were outstanding over the entire year. As of May 31, 2002, the outstanding balance was $1,146,000. The Company believes that it does not have any other material market risk sensitive instruments.

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



      Date: July 22, 2002                        By:     /s/ H. Dean Cubley
                                                         Dr. H. Dean Cubley
                                                         Chief Executive Officer

                                                         /s/ Richard R. Royall
                                                         Richard R. Royall
                                                         Chief Financial Officer