Form 10-K
period 2002-08-31
EAGLE WIRELESS INTERNATIONAL INC
filed 2002-12-16
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
________________________________________________________________________________

 [ X ]     Annual Report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2002

 [    ]    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934


                              EAGLE BROADBAND, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-23163

            Texas                                          76-0494995
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

 101 Courageous Drive, League City, Texas                    77573
(Address of Principal Executive Office)                    (Zip Code)

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

Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Issuer's revenues for its fiscal year ended August 31, 2002, were $29,817,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on November 29, 2002, was $35,284,000. As of November 29,2002, registrant had 78,410,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2002. 25

     This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Eagle's or Eagle's industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing and working capital to fund business operations; governmental regulations; risks associated with regional, national, and world economies; and consummation of the merger and asset purchase transactions. Any forward-looking statements should be considered in light of these factors.

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

                                     PART I

Item 1.    Description of Business

Overview

     Eagle Broadband, Inc., (the "Company" or "Eagle") is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services.

     At August 31, 2002, the Company's subsidiaries are: Atlantic Pacific Communications, Inc. (APC); Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc. (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

     Eagle is an integrated focused company that designs and manufactures a wide range of broadband products and provides complete installation services for copper, fiber, and wireless to the commercial and residential markets. The combination of Eagle Wireless and ClearWorks gives Eagle an expanded market, product and service synergies, the opportunity for growth and recurring revenues. Core products offered by Eagle target end users of broadband services and include Internet, telephone, cable television, and security monitoring services which services we refer to as bundled digital services (or BDSSM).

     Eagle designs, manufactures, markets, and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems and radio and telephone systems. Most of Eagle's broad line of products, covering the messaging spectrum as well as specific personal communication systems, and specialized mobile radio products, have been tested and approved by the Federal Communications Commission. Eagle provides service and support for its products, as well as consulting and research development on a contract basis. In addition, Eagle has introduced a completely new line of multi-media and Internet products to the telecommunications industry, including a family of digital set-top-box products and markets these products under the name of BroadbandMagic.

     Eagle offers through ClearWorks, products targeting end users of broadband services that include Internet, telephone, cable style television over fiber, and security monitoring services which services we refer to as bundled digital services (or BDSSM). Each subscriber gives the company an opportunity to create a recurring revenue stream and to generate up-front product revenue by adding a number of current and future hardware and software and service products, such as the set-top-box to the existing ClearWorks contracts. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. Eagle believes hardware, installation and home wiring for the current BDSSM contracts alone have the potential to generate near-term revenue for the company. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, and strong manufacturing and R&D capabilities and ClearWorks' BDSSM "last mile" cable and fiber installation should provide a well-balanced revenue mix as the combined company provides a full complement of broadband products and services to its customers

     Eagle through its subsidiary, Atlantic Pacific Communications, Inc., is engaged in the business of nationwide sales and installation of fiber optic and Internet wiring to commercial customers.

     Eagle was incorporated in May 1993, but did not conduct any substantive business operations until April 1996. In August 1997 Eagle amended its articles of incorporation and changed its name to Eagle Wireless International and then subsequently in February 2002 to Eagle Broadband, Inc., its current name. Eagle's principal place of business is located at 101 Courageous Drive, League City, Texas 77573 and its telephone number is (281) 538-6000.

Product Categories

Broadband Multimedia And Internet Products

     BroadbandMagic markets broadband convergence set-top-box products. These multimedia and Internet based products provide a user with the ability to interface their Internet connection, broadcast video source, cable or DSL source, or satellite video source directly to their television receiver. The marketing plan of Eagle through BroadbandMagic has been to initially focus on the large Internet service providers or ISP's and OEM customers who typically bundle set-top-boxes with their service as their own marketing strategy.

Host Pro

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

Computer Plus

     The Computer Plus Web Flyer is a complete home entertainment system and full function computer. Using a television set as a monitor, the Computer Plus Web Flyer allows users to connect to the ISP of their choice and bring their multimedia center into the comfort of their living room. Users can access the Internet, play the latest video games, watch TV, listen to CDs, send and receive email, and watch DVD movies. This unit combines several entertainment appliances into one unit.

IP Express

     The IP Express has the ability to provide either dial-up or high-speed access to the Internet, and to be able to check e-mail, surf the web, or play games. With the built-in TV tuner card, you are able to auto-tune, have picture-in-picture capabilities, and channel preview while connected to the Internet. This unit can be attached either to a monitor or basic TV.

Media Pro

     The Media Pro's architecture provides exceptional ED graphics, MPEG 2 hardware decoder and low-power CPU makes it ideally suited for multimedia environments such as Video-on-Demand (VOD) and Video Conferencing. This unit is marketed to the hospitality market, hospitals, schools, and in MDU's.

VP-2100

     The VP-2100 along with Eagle's Video-View software enables the consumer to do point-to-point video conferencing, as well as have up to 8 video conferencing feeds using our advanced video multicasting. The VP-2100 provides corporate executives and other customers a cost effective alternative to the high cost and risk of travel, as well as eliminating the unproductive time associated with long distance business meetings.

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

     Subsequent to the fiscal year ended August 31, 2002, UCG entered into an Exclusive Strategic Alliance Agreement with a major competitor and designated them as its Exclusive Product Fulfillment Partner. The agreement, among other things, entitles UCG to a fee structure on all product fulfillment referrals and further designates UCG as the exclusive Service Provider and designee with respect to Services including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, Professional and Managed Services for all customer relationships provided by UCG. The agreement further designates UCG as a Service Partner within the competitors' customer base and exclusively appoints UCG as its Service Partner within the competitors' customer base for all of UCG's RemoteManage247 offerings.

Atlantic Pacific Communications Services

     Atlantic Pacific Communications provides data, telephony and fiber optic installations, and project management services from initial concept through engineering to completion and documentation. Atlantic Pacific resells and installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

     -    Multi-site rollout installation

     -    SOW/RFQ preparation

     -    Installation supervision

     -    Structured wiring design

     -    Comprehensive project management

     -    Copper wiring configuration

     -    Fiber optic acceptance testing

     -    Aerial and underground OSP

     -    Fiber optic and copper cable

Contact Wireless Services.

     Eagle acquired Contact Wireless, Inc., in January 2001. Contact Wireless provides customers with paging and mobile telephone products and related monthly services in San Antonio and Houston areas. Currently, Contact Wireless has over 4,000 customers.

DSS Security Services

     DSS Security, Inc., principal business activity is the providing of monthly security monitoring service to both commercial and residential customers. Currently DSS Security is providing services to over 5,000 customers.

Link Two Communications Services

     Link Two Communications is a common carrier of exclusively wholesale one-way messaging and two-way messaging network services. Its customers purchase messaging network services as an aggregator and resell Link Two Communication's network services to individual subscribers and other communications providers. Link Two Communications has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link Two Communications has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. Link Two Communications has secured an exclusive block of FCC spectrum covering a majority of the population centers in the southern and western United States in a successful bidding at the FCC auction.

     Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and several major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network is inactive and has been impaired as well as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

Eagle Wireless International

Wireless Messaging Hardware

     Messaging is a method of wireless telecommunication, which uses an assigned radio frequency to contact a messaging subscriber anywhere within a service area. A messaging system is generally operated by a service provider incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a messaging frequency within either a local, regional, or national geographical area. Each messaging subscriber is assigned a distinct telephone number that a caller dials to activate the subscriber's pager, a pocket-sized radio receiver carried by the subscriber. A messaging switch receives telephone calls by the subscriber. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the messaging device to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric, or alphanumeric message.

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

     The design of a messaging system is customer specific and depends on:

     - The number of messaging subscribers the service provider desires to accommodate,

     -    The operating radio frequency,

     -    The geography of the service area,

     -    The expected system growth, and

     -    Specific features desired by the customer.

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

Multimedia Devices

     Eagle recently developed a family of Internet Set-Top-Boxes designed to access the Internet and e-mail through a television set for individual or commercial use. These devices use a standard TV set as a monitor, allowing the user to connect to their chosen ISP on the Internet. The multimedia entertainment device can at a minimum:

     -    Receive, write and send e-mail;

     -    Write a letter or work on a spreadsheet;

     -    Play games or use learning tools;

     -    Watch movies from CDs or DVDs; and

     - Record on the hard drive direct from the TV, providing better quality picture than through a VCR.

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

     Link Two Communications sells its messaging products and services to individual consumers and businesses.

     The Company did not have any customers that aggregated ten percent or more of consolidated revenues in fiscal year 2002. The Company had two customers in fiscal year 2001 that accounted for 30% and 15% consolidated revenues, respectively; and had one customer in fiscal year 2000 that accounted for 12% of consolidated revenues.

Marketing and Sales

     The majority of Eagle and Broadband Magic products and services are marketed through its employees using direct sales and various types of mail and e-commerce techniques. For the years ended August 31, 2002, 2001, and 2000, Eagle Broadband, Inc., represented 18%, 20%, and 65% of consolidated revenues, respectively.

     ClearWorks sells its products and services primarily in the Houston, San Antonio, Austin and Phoenix markets. ClearWorks markets these products and services through direct marketing efforts of its sales employees and service centers. The majority of the customers are builders, which require the structured wiring component of ClearWorks. Residential customers take the bundled digital services while, commercial customers take phone and security services. For the years ended August 31, 2002, 2001, and 2000, ClearWorks Communications, Inc., represented 7%, 2%, and 0% of consolidated revenues, respectively. For the same time periods, ClearWorks Home Systems, Inc., represented 11%, 9%, and 0% of consolidated revenues, respectively.

     United Computing Group sells its products and services nationwide to medium sized companies. These services are marketed through sales employees and through e-commerce mailings. For the years ended August 31, 2002, 2001, and 2000, United Computing Group represented 54%, 65%, and 0% of consolidated revenues, respectively.

     Atlantic Pacific Communications sells its project management services on a nationwide basis to telecommunications, oil / gas companies and government sectors. These products and services are marketed through sales employees. For the years ended August 31, 2002, 2001, and 2000, Atlantic Pacific Communications, Inc., represented 18%, 20%, and 65% of consolidated revenues, respectively.

     Link Two Communications sells its messaging products and services to individual consumers and businesses on a nationwide basis. These products and services are marketed through sales employees and publication advertising.

     Contact Wireless, Inc., sells its paging and mobile telephone products and related monthly services to commercial and individual customers. These products and services are marketed through sales employees.

     DSS Security, Inc., sells its monthly security monitoring service to both commercial and residential customers. These services are marketed through sales employees.

     Eagle maintains Internet web sites at, www.broadbandmagic.com, www.atlanticpacific.com, www.eaglebroadband.com, www.etoolz.com, www.linktwo.com, www.ucgi.com and www.clearworks.com, where information can be found on Eagle and its subsidiaries products and services. The web sites provide customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative. Information on the web site of Eagle or any of its subsidiaries is not part of this annual report.

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

     From 1999 to 2002, Eagle has focused a large portion of its new development resources on the development of the new broadband multimedia and Internet product line. In addition, Eagle has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the convergence set-top-box product line. Eagle will continue to incur research and development expenses with respect to the convergence set-top-box product line during the current fiscal year.

     Eagle has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, wireless DSL products, radio frequency and data network design. Eagle believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by Eagle for the fiscal years ended August 31, 2002, 2001, and 2000,were $403,000, $1,276,000 and $371,000 respectively.

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

     Eagle has determined that the most cost effective manufacturing method for its high volume multimedia and Internet product line is to utilize offshore contract production facilities supplemented with high volume United States based contract facilities. The high volume requirements of convergence set-top-box product line are well beyond the capabilities of the current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, Eagle has selected EpoX, a Taiwan Stock Exchange company with established subsidiaries in the USA, Netherlands, China and Germany. With a strong research and development team, EpoX is not only able to produce a wide range of products, but also has been recognized as a pioneer in the field. EpoX is both ISO-9001 and ISO-9002 certified. The manufacturing location for the convergence set-top-box is the EpoX facility in Taiwan.

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

     ClearWorks competes indirectly with many established companies in the fiber and cable, structured wiring, broadband services, security monitoring, cable television and telephone services. However, ClearWorks does not know of any other direct competitor. Most of these companies have greater resources available than ClearWorks. Eagle has studied these markets and is of the belief that the bundled digital services offered to the residential users as a complete package with one source billing is a competitive edge for ClearWorks. These residential users are subject to developer and homeowner association agreements that allows ClearWorks to be the primary single source provider of these services. However, there can be no assurance that these conclusions are correct and that the bundled digital services market will continue to expand at their current rates and that ClearWorks can gain significant market share in the future.

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

     Link Two Communications competes with many established companies in the nationwide one and two-way messaging services area. Most of these companies have greater resources available than Link Two Communications

Proprietary Information

     Eagle attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, technical measures, and common law remedies with respect to its proprietary technology. This protection may not preclude competitors from developing products with features similar to Eagle's products. The laws of some foreign countries in which Eagle sells or may sell its products do not protect Eagle's proprietary rights in the products to the same extent as do the laws of the United States. Although Eagle believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Eagle in the future. If litigation resulted in Eagle's inability to use technology, Eagle might be required to expend substantial resources to develop alternative technology. There can be no assurance that Eagle could successfully develop alternative technology on commercially reasonable terms. More recently, Eagle has registered and trademarked the name of BroadbandMagic for its new wholly owned subsidiary. This name is thought by Eagle to be a valuable addition to the intellectual property rights of Eagle.

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

Employees

     At October 31, 2002, Eagle employed approximately 212 persons and retained 10 independent contractors. Eagle believes its employee relations to be good. Eagle enters into independent contractual relationships with various individuals, from time to time, as needed.

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

Eagle will need additional working capital.

     At August 31, 2002, the Company had $3.4 million of cash and cash equivalents. During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to initially provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum. Eagle has received $1,500,000 in cash during the quarter ended November 30, 2002, against this funding arrangement.

     Eagle believes that its working capital of $3,535,000 as of August 31, 2002, plus the additional funds raised and committed during the first fiscal quarter of 2003 should be sufficient to fund operations through the end of August 31, 2003. Historically, Eagle has financed its operations through the sale of debt and equity securities. As of August 31, 2002, Eagle has a limited amount of cash and cash equivalents. As such, if its current cash is insufficient to fund its operating and long-term capital needs, Eagle will rely on future bests-efforts financing for capital. The Company will need to raise additional capital to fund ongoing operations and long-term capital needs. While Eagle is pursuing several best efforts debt and equity capital raises, there can be no assurance that Eagle will raise sufficient capital to fund operations during this coming fiscal year. If the company is not successful in raising additional capital, it may have to curtail or suspend certain operations. As more fully described in Note 7 to the financial statements, Eagle's subsidiaries Atlantic Pacific and United Computing Group maintain an aggregate of up to $4,000,000 in credit facilities with a bank to provide working capital based on eligible accounts receivable. Refer to Note 7 for descriptions of lines of credit and other immediate forms of funding the Company has available.

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

     Eagle's efforts to protect its intellectual property may cause it to become involved in costly and lengthy litigation, which could seriously harm its business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although it has not become involved in intellectual property litigation, it may become involved in litigation in the future to protect its intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject it to significant liability for damages or invalidate Eagle's proprietary rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force Eagle to take specific actions, including:

     - Cease selling its products that use the challenged intellectual property;

     - Obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     -    Redesign those products that use infringing intellectual property.

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

     Eagle's operations are dependant upon its ability to support its highly complex network infrastructure. Many of its customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in its operations could result in loss of these customers. Because of the nature of the services Eagle supplies and the complexity of Eagle's network, it is not feasible in all cases to maintain backup systems, and the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services it provides.

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

Item 2.   Description of Property

     Eagle's headquarters are located in League City, Texas and include approximately 34,000 square feet of leased office, production, and storage space. The lease expires in May 2004. Eagle also maintains subsidiary offices in three other Houston area locations, with leases expiring in April 2003, August 2003, and December 2005; in Dallas, Texas, with a lease expiring in June 2003; in Phoenix, Arizona, with a lease expiring in July 2003; in San Antonio, Texas, with a lease expiring in July 2006; in Austin, Texas, with a lease expiring in January 2005; in Chicago, Illinois, with a lease expiring in April 2003; and in Oxnard, California, with a lease expiring in July 2004.

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

Item 3.   Legal Proceedings

     ClearWorks is a defendant in State Of Florida Department Of Environmental Protection Vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A ClearWorks.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA has amended the petition. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. No discovery has been conducted in this lawsuit.

     ClearWorks was a defendant in Candlelight Investors LLC v. ClearWorks.net, Inc., Eagle Wireless International, Inc., and H. Dean Cubley. Subsequent to August 31, 2002, Eagle settled the lawsuit with Candlelight Investors LLC for $2,600,000.

     ClearWorks is a defendant in Kaufman Bros., LLP v. ClearWorks.net, Inc., and Eagle Wireless, Inc., (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. This suit is currently in the discovery phase. The defendants deny the allegations of the complaint.

     On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc., (the petition was later amended to include the following defendants: Michael T. McClere, H. Dean Cubley, Link Two Communications, Inc., A. L. Clifford, Jim Futer and McManus & Company, P.C. d/b/a E. McManus & Co., P.L.L.C.) for breach of contract and other related matters in Cause No. 2001-64056; In the 281st Judicial District Court of Harris County, Texas. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks for a period of six months. This lawsuit is currently in the discovery phase. The defendants deny the allegations of the complaint.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have adverse affect on the Company's financial condition or results of operations.


Item 4.   Submission of Matters to a Vote of Security Holders

           None.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

     Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On November 29, 2002, Eagle's common stock closed at $0.41 per share. Eagle is authorized to issue 200,000,000 shares of common stock, 78,410,000 of which were issued and outstanding at November 29, 2002. At November 29, 2002, there were approximately 990 holders of record of Eagle common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                                            Eagle Common Stock
                                                           --------------------
                                                           High            Low
FISCAL 2002
       Quarter ended November 30, 2001                     $0.95          $0.52
       Quarter ended February 28, 2002                     $1.00          $0.40
       Quarter ended May 31, 2002                          $0.47          $0.33
       Quarter ended August 31, 2002                       $0.72          $0.32

FISCAL 2001
       Quarter ended November 30, 2000                     $6.75          $2.50
       Quarter ended February 29, 2001                     $3.40          $1.35
       Quarter ended May 31, 2001                          $2.49          $0.99
       Quarter ended August 31, 2001                       $1.89          $0.80


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

Recent Sales of Unregistered Securities

     During the fourth quarter of fiscal 2002 Eagle issued 2,471,094 shares of common stock, without registration under the Securities Act, to The Tail Wind Fund, Ltd. The above transaction was completed pursuant to Section 4(2) of the Securities Act. The transaction did not involve any public offering and was with a single investor. The recipient received adequate information about the Company, and the Company determined that the recipient had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company. The sale was made by officers of the Company who received no commission or other remuneration for the solicitation in connection with the sale. The recipient of securities represented its intention to acquire the securities for investment only and not with a view to or sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction.

Item 6. Selected Financial Data

     The data that follows should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis."



                                                                       Year Ended August 31,
                                                                ------------------------------------
    ($ in thousands)                      2002             2001              2000              1999               1998
                                    --------------  ----------------  ------------------  ---------------   ----------------

Operating Data:
Net revenue                               $29,817           $28,110              $5,240           $2,217             $4,827
Operating expenses                        $44,260           $15,925              $3,985           $1,319             $2,107
                                    --------------  ----------------  ------------------  ---------------   ----------------
Operating income (loss)                  $(37,147)          $(8,222)            $(1,227)           $(438)              $755
Other income, net                            $360            $2,348              $1,516             $789               $422
Income tax provision                           $0                $0                 $96              $91               $377
                                    --------------  ----------------  ------------------  ---------------   ----------------
Net income (loss)                        $(37,066)          $(6,233)               $175             $168               $771
                                    ==============  ================  ==================  ===============   ================

Earnings per share from continuing         $(0.57)           $(0.13)              $0.01            $0.01              $0.07
operations (basic)
Statement of Cash Flows Data:
Cash provided by operating
    activities                            $(1,076)         $ (1,609)            $(5,299)         $(1,902)           $(1,470)
Cash used by investing                   $(16,940)          $(6,512)            $(2,224)            $(33)             $(373)
    activities
Cash provided (used) by financing         $(2,406)         $ (3,846)            $39,681           $1,025                $46
    activities

                                                                      As of August 31,
                                                                   ------------------------
                                          2002            2001              2000                1999              1998
                                    --------------  ----------------  -----------------   ----------------  ----------------
Balance Sheet Data:
Total assets                             $129,984          $170,667            $57,641            $10,320            $8,550
Long-term debt                             $1,272            $2,136                $73                $12               $15
Total stockholders' equity               $117,380          $149,128            $54,061             $8,894            $7,516


Item 7.  Management's Discussion and Analysis

Overview

     For the year ended August 31, 2002, Eagle's business operations reflected further expansion into the broadband products and services sector through the growth of bundled digital services business lines obtained in the merger with ClearWorks.net and subsidiaries on January 31, 2001. In addition, during fiscal 2002, the Company conducted extensive cost containment activities. We believe that the effects of these containment measures will significantly reduce or fiscal 2003 ongoing expenses. The Company's consolidated operations generated increased revenues of $29,817,000 with a corresponding gross profit of $7,113,000 for the fiscal year ended August 31, 2002. The improvement in revenues in fiscal 2002 is a result of increased sales of broadband products, wireless infrastructure equipment and service, set-top boxes and structured wiring products. Revenues from the sale of computer products and related engineering services declined due to the loss of a significant customer in fiscal year 2002 and an overall decline in the market for these products.

     The Company incurred a net loss of $37,066,000 for the fiscal year ended August 31, 2002. The loss was primarily attributable to a non-cash impairment charge of $27,100,000 against FCC licenses and equipment. The loss was also attributable to increases in professional costs, merger integration costs and related amortization, system costs for a uniform system wide accounting and reporting system and increases in sales and marketing costs for market expansion of bundled digital services and set-top boxes. The Company is continuing to consolidate management positions and centralize financial and administrative functions, research and development activities and marketing of all products and services in an effort to minimize unnecessary expenditures, increase profitability, and provide management with timely information to react to changing market conditions in the broadband industry.

     During the quarter ended August 31, 2002, we continued the implementation of cost reductions in various operating segments that were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses on a run-rate basis. We anticipate that additional cost reduction efforts will continue into the second fiscal quarter of 2003. Also, the company is continuing the development of the "technology center" for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services.

Revenue Recognition

     The Company designs, manufactures, markets and services its products and services under the Eagle Wireless International, Inc.; BroadbandMagic; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; Atlantic Pacific Communications, Inc.; Contact Wireless, Inc.; DSS Security, Inc.; Link Two Communications, Inc.; and United Computing Group, Inc., names.

Eagle Wireless International

     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

BroadbandMagic

     BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of 90-days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

     Eagle Wireless International and BroadbandMagic engage independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the companies' approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

ClearWorks Communications

     ClearWorks Communications provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

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

Link Two Communications

     Link Two provides customers with one and two way messaging systems. The revenue from these services is recognized as it is earned from the customer.

Contact Wireless

     Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided.

DSS Security

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

Receivables

     For the year ended August 31, 2002, Eagle accounts receivables decreased to $5,028,479 from $7,144,000 at August 31, 2001. The majority of this decrease was due to the decline in lower margin computer product revenues compared to the prior year combined with the sale of a net of $817,401 in accounts receivable to Southwest Bank of Texas in conjunction with a purchase and sale agreement entered into by the Company's subsidiary, United Computing Group, Inc., in July 2002.

     Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectable are charged against the allowance for doubtful accounts.

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2002, Eagle's inventory totaled $6,059,185 as compared to $10,637,000 at August 31, 2001. The majority of this decrease was due to a decrease in Work in Process inventory.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company in the first quarter of fiscal year 2003 and for purchase business combinations consummated after June 30, 2001. These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment rather than periodic amortization. Finite lived intangibles will continue to be amortized over their useful lives.

     At August 31,2002, the Company evaluated its existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that are presented with goodwill and other intangible assets for financial reporting purposes have been reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued SFAS No. 144, Impairment of Long-Lived Assets, SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The Company has also tested goodwill for impairment at August 31, 2002, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The adoption of SFAS No. 144 had a material impact on the financial position of the Company.

     At August 31, 2002, the Company determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and several major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restrict its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network is inactive and has been impaired as well as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

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

     Other marketable securities, 4,560,000 shares of common stock of Urbana and 1,500,000 shares of common stock of Burst.com, with an aggregate cost basis of $750,000 and an aggregate fair market value of $1,258,200 are included in cash and cash equivalents category and are held for resale as of August 31, 2002.


Results Of Operations

Year Ended August 31, 2002 Compared to Year Ended August 31, 2001

     Net Sales. For the year ended August 31, 2002, net sales increased to $29,817,000 from $28,110,000 during the year ended August 31, 2001. The overall increase of 6% was primarily attributable to added sales from the Company's broadband service offerings through its subsidiaries ClearWorks Communications and ClearWorks Home Systems, along with revenues from its Contact Wireless and DSS Security subsidiaries that were acquired in January 2002. These increases were partially offset by a decline in product revenues from the Company's United Computing Group subsidiary due to the loss of a major customer in the energy sector and an overall decline in the IT procurement market in 2002 and a minor decrease in revenues from the Company's Atlantic Pacific Communications subsidiary. Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States while United Computing Group provides business-to-business hardware and software network solutions and network monitoring services.

     Cost Of Goods Sold. For the year ended August 31, 2002, cost of goods sold increased to $22,703,000 from $20,408,000 during the year ended August 31, 2001. The increase was primarily attributable to added cost of sales comprised of direct labor, materials and related costs for both broadband services and the Company's Atlantic Pacific Communications subsidiary. Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The Company's overall gross profit percentage was 24% and 27% for the years ended August 31, 2002 and August 31, 2001. This decrease is primarily attributable to lower profit margins on volume sales of computers and related equipment and increases in other manufacturing costs associated with the production of the convergent set-top box.

     Operating Expenses. For the year ended August 31, 2002, operating expenses increased to $44,260,000 from $15,925,000 for the year ended August 31, 2001. The primary portions of the increase are discussed below:

    A $27,100,000 non-cash impairment charge was expensed at August 31, 2002, for impairment of licenses and equipment in the Company's Link Two subsidiary.

    A $1,625,000 increase in salaries and related costs, as a result of its acquisitions and expanded business.

    A $363,000 increase in advertising and promotion, due primarily to introductions and expansion of the Company's broadband services and convergent set-top box offerings.

    A $335,000 net increase in other support costs, due to an increase in salary and related costs, rents, interest, contract labor, professional fees and communication costs. This net increase included an offset of $729,000 associated with a decrease in advertising and promotion, due primarily to decreased attendance at conventions and trade shows on a worldwide basis

     Net Earnings. For the year ended August 31, 2002, Eagle's net loss was $37,066,000, compared to a net loss of $6,233,000 during the year ended August 31, 2001.

     Changes In Cash Flow. Eagle's operating activities used net cash of $1,076,000 in the year ended August 31, 2002, compared to use of net cash of $1,609,000 in the year ended August 31, 2001. The decrease in net cash used by operating activities was primarily attributable to decreases of inventory, accounts receivable and accrued expenses. Eagle's investing activities used net cash of $16,940,000 in the year ended August 31, 2002, compared to $6,512,000 in the year ended August 31, 2001. The increase was due primarily to investment activities and purchase of equipment associated with the build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities used cash of $2,406,000, in the year ended August 31, 2002, compared to $3,846,000 used in the year ended August 31, 2001. The decrease is attributable to the repurchase of common stock, repayment against lines of credit and no significant fund raising activities for the year ending August 31, 2002 compared to August 31, 2001.

     Liquidity And Capital Resources. Current assets for the year ended August 31, 2002 totaled $14,866,000 (includes cash and cash equivalents of $3,421,000) as compared to $42,649,000 reported for the year ended August 31, 2001. During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding. Eagle has received $1,500,000 in cash during the quarter ended November 30, 2002, against this funding arrangement. In addition, Eagle has engaged an investment banking firm to provide a $20,000,000 equity line of credit. This line of credit will be activated upon Eagle filing a registration statement that complies with the terms and conditions of the agreement.

     Eagle believes that its working capital of $3,535,000 as of August 31, 2002 plus the additional funds raised and committed during the first fiscal quarter of 2003 should be sufficient to fund operations through the end of August 31, 2003. Historically, Eagle has financed its operations through the sale of debt and equity securities. As of August 31, 2002, Eagle has a limited amount of cash and cash equivalents. As such, if its current cash is insufficient to fund its operating and long-term capital needs, Eagle will rely on future bests-efforts financing for capital. The Company will need to raise additional capital to fund ongoing operations and long-term capital needs. If the company is not successful in raising additional capital, it may have to curtail or suspend certain operations. As more fully described in Note 7 to the financial statements, Eagle's subsidiaries Atlantic Pacific and United Computing Group maintain an aggregate of up to $4,000,000 in credit facilities with a bank to provide working capital based on eligible accounts receivable. Refer to Note 7 for descriptions of lines of credit and other immediate forms of funding the Company has available.

Year Ended August 31, 2001, Compared to Year Ended August 31, 2000

     Net Sales. For the year ended August 31, 2001, net sales increased to $28,110,000 from $5,240,000 during the year ended August 31, 2000. The increase was primarily attributable to added sales from Atlantic Pacific and the ClearWorks companies (Home Systems, Communications and United Computing Group). Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. ClearWorks Home Systems provides structured wiring solutions and audio / visual equipment to single and multi-family dwellings. ClearWorks Communications provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. United Computing Group provides business-to-business hardware and software network solutions and network monitoring services.

     Cost Of Goods Sold. For the year ended August 31, 2001, cost of goods sold increased to $20,408,000 from $2,482,000 during the year ended August 31, 2000. The increase was primarily attributable to added cost of sales from Atlantic Pacific and the ClearWorks companies (Home Systems, Communications and United Computing Group). Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The Company's gross profit percentage for products sold was 27% and 53% for the years ended August 31, 2001, and August 31, 2000. This decrease is primarily attributable to lower profit margins on volume sales of computers and related equipment and increases in salaries and depreciation of equipment utilized in head-end facilities.

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

    A $2,918,000 increase in other support costs, due to an increase in rents, travel, utilities and communication costs.


     Net Earnings. For the year ended August 31, 2001, Eagle's net loss was $5,874,000, compared to net earnings of $193,000 during the year ended August 31, 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Equity Market Risks

     The Company is exposed both to market risk from changes in interest rates on funded debt and changes in equity values on common stock investments it holds in publicly traded companies. The Company also has exposure that relates to the Company's revolving credit facility. Borrowings under the credit facility bear interest at variable rates based on the bank prime rate. The extent of this risk with respect to interest rates on funded debt is not quantifiable or predictable due to the variability of future interest rates; however, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

     The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,258,200 in market value as of August 31, 2002.

Credit Risks

     The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. The company did not have any customers which represented greater than 10% of its revenues during fiscal 2002 and, as such, does not believe that the credit risk posed by any specific customer would have a material adverse affect on its financial condition.

International Business Risk

     Eagle generated net sales in markets outside the United States, which amount to less than 5% of total Eagle net sales in the last three years. Sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and exchange rate fluctuations. Pre-payments and letters of credit drawn on American or limited foreign corresponding banks are required from international customers to reduce the risk of non-payment.


Item 8.  Consolidated Financial Statements

     The financial statements commencing on page F-1 have been audited by McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to the directors and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table sets forth information, as of August 31, 2002, with respect to the Company's compensation plans under which common stock is authorized for issuance


                                                                                                           Number of Securities
                                             Number of Securities                                       Remaining Available for
                                              To be Issued Upon               Weighted Average           Future Issuance Under
                                           Exercise of Outstanding            Exercise Price of           Equity Compensation
                                            Options, Warrants and           Outstanding Options,      Plans (Excluding Securities
                                                    Rights                   Warrants and Rights         Reflected in Column A)
           Plan Category                             (A)                             (B)                          (C)
------------------------------------  -----------------------------------  ------------------------  -------------------------------
Equity Compensation Plans Approved                 355,170                          $2.33                       602,331
by Security Holders

Equity Compensation Plans Not
Approved by Security Holders (1)                  3,766,433                         $8.63                          0
                                      -----------------------------------  ------------------------  -------------------------------
               Total                              4,121,603                         $8.09                       602,331



(1) A description of the equity compensation not approved by the security holders is set forth in note 12 to the financial statements contained in this Form 10-K.


Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

Item 14.  Controls and Procedures


     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 15.  Exhibits and Reports on Form 8-K -

The following exhibits are to be filed as part of the annual report:



EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

Exhibit 3.1    Eagle Wireless International, Inc. Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 of Form SB-2 file no. 333-20011)

Exhibit 3.2    Amended and Restated Eagle Wireless International, Inc. Bylaws (Incorporated by reference to Exhibit 3.2 of Form
               10-KSB for the fiscal year ended August 31, 2001, filed November 16, 2001)

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

Exhibit 21.1   List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form S-4 file no. 333-49688)

Exhibit 23.1   Consent of McManus & Co., P.C

Exhibit 99.1   Certification Pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2   Certification Pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(a)        None.


                                   SIGNATURES


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eagle Broadband, Inc.




                                       By: /S/__________________________
                                       Dr. H. Dean Cubley,
                                       Chief Executive Officer and Chariman




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                      Date


/S/____________________   Chairman of the Board and     December 16, 2002
H. Dean Cubley            Chief Executive Officer

/S/____________________   Chief Financial Officer       December 16, 2002
Richard R. Royall

/S/____________________   Director                      December 16, 2002
Christopher W. Futer

/S/____________________   Director                      December 16, 2002
Glenn A. Goerke

/S/____________________   Director, President and       December 16, 2002
Manny M. Carter           Chief Operating Officer

                                 CERTIFICATIONS

I, H. Dean Cubley, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Broadband, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


/S/_______________________
H. Dean Cubley,
Chief Executive Officer

I, Richard R. Royall, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Broadband, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002


/S/_______________________
Richard R. Royall,
Chief Financial Officer

                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF EAGLE BROADBAND, INC.:

We have audited the accompanying consolidated balance sheets of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years ended August 31, 2002, 2001 and 2000. These financial statements are the responsibility of Eagle Broadband, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002 and 2001,and the results of their earnings, shareholders' equity, and their cash flows for the years then ended are in conformity with generally accepted accounting principles.



McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            ASSETS
                                                                                    August 31,
                                                                            2002                2001
                                                                          --------            --------
Current Assets
  Cash and Cash Equivalents                                         $           3,421    $         23,843
  Accounts Receivable                                                           5,028               7,144
  Inventories                                                                   6,059              10,637
  Prepaid Expenses                                                                358               1,025
                                                                    -----------------    ----------------
      Total Current Assets                                                     14,866              42,649

Property and Equipment
  Operating Equipment                                                          34,509              28,469
  Less:  Accumulated Depreciation                                              (3,661)             (2,005)
                                                                    -----------------    ----------------
      Total Property and Equipment                                             30,848              26,464

Other Assets:
  Deferred Costs                                                                  334                 497
  Goodwill                                                                      7,916               5,966
  Other Intangible Assets                                                      79,900              98,954
  Less:  Accumulated Amortization                                             (4,278)             (3,879)
  Other Assets                                                                    397                  16
                                                                    -----------------    ----------------
      Total Other Assets                                                       84,269             101,554
                                                                    -----------------    ----------------

Total Assets                                                         $        129,983     $       170,667
                                                                    =================    ================

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                   $          4,757     $         4,525
  Accrued Expenses                                                              2,873               7,067
  Notes Payable                                                                 3,653               5,933
  Line of Credit                                                                   --               1,846
  Capital Lease Obligation                                                         48                  48
                                                                     ----------------     ---------------

      Total Current Liabilities                                                11,331              19,419

Long-Term Liabilities:
  Capital Lease Obligations
     (net of current maturities)                                                   70                  67
  Deferred Taxes                                                                   --                  32
  Long-Term Debt                                                                1,202               2,021
                                                                     ----------------     ---------------

      Total Long-Term Liabilities                                               1,272               2,120

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
     Authorized  5,000,000 shares
     Issued  -0- shares                                                           ---                 ---
  Common Stock  -  $.001 par value
     Authorized 200,000,000 shares
     Issued and Outstanding at August 31, 2002
     and 2001, 73,051,000 and 60,264,000, respectively                             73                  60
  Paid in Capital                                                             158,731             153,426
  Retained Earnings                                                           (41,424)             (4,358)
                                                                     ----------------     ---------------
      Total Shareholders' Equity                                              117,380             149,128
                                                                     ----------------     ---------------

Total Liabilities and Shareholders' Equity                           $        129,983     $       170,667
                                                                     ================     ===============
See accompanying notes to consolidated financial statements.


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)


                                                                             For the years ended August 31,
                                                           -------------------------------------------------------------------
                                                                  2002                    2001                    2000
                                                           --------------------    -------------------     -------------------
Net Sales:
   Structured wiring                                              $   8,036               $  7,643                $    ---
   Broadband services                                                 2,657                    523                     ---
   Products                                                          16,108                 19,342                   5,240
   Other                                                              3,016                    602                     ---
                                                           --------------------    -------------------     -------------------
Total Sales                                                          29,817                 28,110                   5,240
                                                           --------------------    -------------------     -------------------

Costs of Goods Sold:
   Direct Labor and Related Costs                                     3,160                  1,638                   1,119
   Products and Integration Service                                  15,250                 14,931                   1,064
   Structured Wiring Labor and Materials                              2,121                  2,345                     ---
   Broadband Services Costs                                             763                    260                     ---
   Depreciation and Amortization                                        377                  1,053                      73
   Other Manufacturing Costs                                          1,033                    181                     226
                                                           --------------------    -------------------     -------------------
 Total Costs of Goods Sold                                           22,704                 20,408                   2,482
                                                           --------------------    -------------------     -------------------
 Gross Profit                                                         7,113                  7,702                   2,758
                                                           --------------------    -------------------     -------------------

Operating Expenses:
   Selling, General and Administrative:
     Salaries and Related Costs                                       7,795                  6,169                   1,424
     Advertising and Promotion                                          963                    600                     340
     Depreciation and Amortization                                    3,399                  3,615                     504
     Other Support Costs                                              4,599                  4,264                   1.346
     Research and Development                                           404                  1,276                     371
     Impairment Charge  for Licenses and Equipment                   27,100                    ---                     ---
                                                           --------------------    -------------------     -------------------
Total Operatiang Expenses                                            44,260                 15,924                   3,985
                                                           --------------------    -------------------     -------------------

Earnings/(Loss) from Operations before Other Revenues/
(Expenses), Income Taxes and Other Comprehensive Income            (37,147)                (8,222)                 (1,227)

Other Revenues/(Expenses)
  Interest income, net                                                  360                  2,348                   1,506
  Other income                                                          ---                    ---                       9
                                                           --------------------    -------------------     -------------------
 Total Other Revenues                                                   360                  2,348                   1,516

Earnings/(Loss Before Income Taxes and Other Coprehensive
Income                                                             (36,787)                (5,874)                     289

Provisions for Income Taxes                                             ---                    ---                      96

Net Earnings / (Loss)                                              (36,787)                (5,874)                     193
                                                           --------------------    -------------------     -------------------
Other Comprehensive Income, Net of Tax

Unrealized Holding Gain / (Loss)                                      (279)                  (359)                    (18)
                                                           --------------------    -------------------     -------------------

Other Comprehensive Income/ (Loss)                               $ (37,066)              $ (6,233)                 $   175
                                                           --------------------    -------------------     -------------------
                                                           --------------------    -------------------     -------------------

Net Earnings / (Loss) per Common Share:
  Basic                                                          $   (0.57)              $  (0.12)                 $  0.01
  Diluted                                                        $   (0.57)              $  (0.12)                 $  0.01
  Comprehensive Income/ (Loss)                                   $   (0.58)              $  (0.13)                 $  0.01

See accompanying notes to consolidated financial statements.


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                                                Additional
                                               Common Stock       Preferred      Paid in         Retained       Shareholders'
                                             Shares     Value       Stock        Capital         Earnings          Equity
                                          ----------- --------   ----------- --------------- --------------- ------------------
Total Shareholders' Equity                    13,480     $ 13      $ ---         $ 7,181         $ 1,700           $  8,894
      As of August 31, 1999

Net Earnings                                     ---      ---        ---             ---             193               193

New Stock Issued to Shareholders
   Issuance of Common Stock
   For Acquisitions                              869        1        ---           3,661             ---             3,662
   For Services and Compensation                 980        1        ---           1,642             ---             1,643
   For Warrants Conversion                     9,411       10        ---          38,559             ---            38,569
   For Debt Conversion                           828        1        ---           1,612             ---             1,613
   For Employee Stock Option Plan                 41      ---        ---             158             ---               158

Syndication Costs                                ---      ---        ---            (653)            ---              (653)

Unrealized Holding Loss                          ---      ---        ---             ---             (18)              (18)
                                          ----------- -------- ----------- --------------- --------------- ------------------

Total Shareholders' Equity
      As of August 31, 2000                   25,609     $ 26      $ ---        $ 52,160         $ 1,875          $ 54,061
                                          ----------- -------- ----------- --------------- --------------- ------------------

Net Earnings                                     ---      ---        ---             ---          (5,874)           (5,874)

New Stock Issued to Shareholders
   For Services and Compensation               1,370        1        ---             973             ---               974
   For Property and Other Assets                 127      ---        ---           2,837             ---             2,837
   For Retirement of Debt and Liabilities      3,004        3        ---           5,693             ---             5,696
   For Warrants Conversion                       645        1        ---           1,078             ---             1,079
   For Employee Stock Option Plan                 96      ---        ---             192             ---               192
   For Acquisition of ClearWorks, Inc.        35,287       35        ---          99,762             ---            99,797
   For Licenses and Investments                1,204        1        ---           2,965             ---             2,966

Syndication Costs                                ---      ---        ---           (876)             ---              (876)

Treasury Stock                               (7,078)      (7)        ---        (11,358)             ---           (11,365)

Unrealized Holding Loss                          ---      ---        ---             ---            (359)             (359)
                                          ----------- -------- ----------- --------------- --------------- ------------------

Total Shareholders' Equity
   As of August 31, 2001                      60,264       60        ---         153,426          (4,358)          149,128
                                          ----------- -------- ----------- --------------- --------------- ------------------

Net Loss                                         ---      ---        ---             ---         (36,787)          (36,787)

New Stock Issued to Shareholders
   For Services and Compensation               1,648        2         ---            880            ---                882
   For Property and Other Assets               2,867        2         ---            591            ---                593
   For Retirement of Debt and Liabilities      7,846        9         ---          3,577            ---              3,586
   For Warrants Conversion                       ---      ---         ---            ---            ---                ---
   For Employee Stock Option Plan                ---      ---         ---            ---            ---                ---
   For Acquisitions                            2,002        2         ---          1,079            ---              1,081
   For Licenses and Investments                  ---      ---         ---            100            ---                100

Syndication Costs                                ---      ---         ---            ---            ---                ---

Treasury Stock                               (1,576)      (2)         ---          (922)            ---               (924)

Unrealized Holding Loss                          ---      ---         ---            ---           (279)              (279)
                                          ----------- -------- ----------- --------------- -------------- ------------------

Total Shareholders' Equity
   As of August 31, 2002                      73,051     $ 73         ---      $ 158,731       $(41,423)           $117,380
                                          ----------- -------- ----------- --------------- --------------- ------------------
                                          ----------- -------- ----------- --------------- --------------- ------------------

See accompanying notes to consolidated financial statements.


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                               For the years ended August 31,
                                                             -------------------------------------------------------------------
                                                                    2002                    2001                    2000
                                                             -------------------     -------------------     -------------------

Cash Flows from Operating Activities
Net Earnings/Loss                                                  $ (37,066)              $  (5,874)                $   193

Adjustments to Reconcile Net Earnings to Net Cash
Used by Operating Activities:
  Impairment Charge  for Licenses and Equipment                       27,100                     ---                     ---
  Depreciation and Amortization                                        3,776                   4,667                     577
  Stock Issed for Services Rendered                                      882                     974                     ---
  Stock Issued for Interest Expense                                      100                     ---                     ---
  Changes in Assets and Liabilities
  (Increase)/Decrease in Marketable Securities                           ---                    (910)                   (989)
  (Increase)/Decrease in Accounts Receivable                           2,479                    (462)                    (87)
  (Increase)/Decrease in Other Receivables                               ---                     ---                  (2,013)
  (Increase)/Decrease in Inventories                                   4,578                     515                  (3,083)
  (Increase)/Decrease in Prepaid Expenses                                386                     516                     (75)
  Increase/(Decrease) in Accounts Payable                                232                  (1,793)                    540
  Increase/(Decrease) in Accrued Expenses                             (3,180)                  1,494                    (125)
  Increase/(Decrease) in Expense Allowable for Doubtful
    Acccounts                                                           (363)                    ---                      34
  Increase/(Decrease) in Deferred Revenues                               ---                     ---                    (533)
  Increase/(Decrease) in Sales Tax Payable                               ---                     ---                     (10)
  Increase/(Decrease) in Federal Income Taxes Payables                   ---                    (736)                    268
  Increase/(Decrease) in Franchise Taxes Payables                        ---                     ---                       4
                                                             -------------------     ------------------- --- -------------------
  Total Adjustment                                                    35,990                   4,265                  (5,492)
Net Cash Used by Operating Activities                                 (1,076)                 (1,609)                 (5,299)

Cash Flows from Investing Activities
  (Purchase)/Disposal of Property and Equipment                      (16,071)                (16,394)                 (1,358)
  (Purchase)/Disposal of Contact Wireless & DSS Security, Net
  of Cash Acquired                                                      (869)                    ---                     ---
  (Increase)/Decrease in Security Deposits                               ---                    (102)                    (14)
  (Increase)/Decrease in Investments                                     ---                      20                     ---
  (Increase)/Decrease in Notes Receivable                                ---                   8,655                     ---
  (Increase)/Decrease in Deferred Advertising Costs                      ---                      21                    (384)
  (Increase)/Decrease in Deferred Syndication Costs                      ---                     270                    (270)
  (Increase)/Decrease in Other Intangible Assets                         ---                   1,009                    (171)
  (Increase)/Decrease in Other Assets                                    ---                       9                     (27)
                                                             -------------------     -------------------     -------------------
Net Cash Used by Investing Activities                                (16,940)                 (6,512)                 (2,224)

Cash Flows from Financing Activities
  Increase/(Decrease) in Notes Payable                                   387                   6,148                   1,287
  Increase/(Decrease) in Capital Leases                                    3                      63                      51
  Increase/(Decrease) in Line of Credit                               (1,846)                    230                      (7)
  Increase/(Decrease) in Deferred Taxes                                  (32)                    ---                     ---
  Proceeds from Sale of Common Stock, Net                                ---                   1,078                  38,350
  Retirement of ESOP Shares                                              ---                  (2,740)                    ---
  Treasury Stock                                                        (918)                 (8,625)                    ---
                                                             -------------------     -------------------     -------------------
Net Cash Provided by Financing Activities                             (2,406)                 (3,846)                 39,681
                                                             -------------------     -------------------     -------------------

Net Increase/(Decrease) in Cash                                      (20,422)                (11,967)                 32,158
Cash at the Beginning of the Year                                     23,843                  32,346                     188
                                                             -------------------     -------------------     -------------------
Cash at the End of the Year                                         $  3,421               $  20,379                $ 32,346
                                                             -------------------     -------------------     -------------------

         Supplemental Disclosure of Cash Flow Information:
         Net Cash Paid During the Year for:
            Interest                                                $   165                 $   112                  $   94
            Income Taxes                                                ---                     ---                      24



         Supplemental non-cash investing activities (See Notes 4 & Note 11)

         See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 1 - Basis of Presentation and Significant Accounting Policies:

     Eagle Broadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services.

A)   Consolidation

     At August 31, 2002, the Company's subsidiaries are: Atlantic Pacific Communications, Inc. (APC); Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc. (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)   Cash and Cash Equivalents

     The Company has $3,420,853 and $23,843,000 invested in interest bearing accounts and marketable securities (Note 9) at August 31, 2002, and August 31, 2001, respectively.

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

D)   Inventories

     Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                     August 31,
                                         2002                        2001,
                                       ---------                   --------
              Raw Materials              $ 4,515                    $ 3,537
              Work in Process              1,262                      6,555
              Finished Goods                 282                        545
                                       ---------                   --------
                                          $6,059                   $ 10,637

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

E)   Revenue Recognition

     The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; BroadbandMagic,; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; Eagle Wireless International, Inc., Atlantic Pacific Communications, Inc.; Link Two Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

     Eagle Wireless International, Inc.
     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped.

     BroadbandMagic
     BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time the Company recognizes the revenue.

     Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the Company's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

     ClearWorks Communications, Inc.
     ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

     ClearWorks Home Systems, Inc.
     ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

     Atlantic Pacific Communications, Inc.
     Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

     Etoolz, Inc.
     Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

     Link Two Communications, Inc.
     Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from these services is recognized as it is earned from the customer.

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

     United Computing Group, Inc.
     United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

F)   Research and Development Costs

     For the years ended August 31, 2002, 2001 and 2000, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $ 404,000, $1,276,000, and $371,000 were expensed for the years ended August 31, 2002, 2001, and 2000, respectively.

     No research and development services were performed for outside parties for the year ended August 31, 2002, 2001 and 2000.

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


                                                                                               August 31,
                                                                            -------------------------------------------------
                                                                               2002              2001               2000
                                                                            ------------      ------------ ---- -------------
                     Weighted Average Number of Common
                       Shares Outstanding Including

                     Basic Common Stock Equivalents                              64,004            49,726             19,073
                     Fully Diluted Common Stock Equivalents                      64,158            49,880             22,378



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

     2)   Estimate based on prices of similar assets

     3)   Estimate based on valuation techniques

     At August 31, 2002, the Company determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network has been inactive and is being dismantled. The equipment servicing the nationwide network is inactive and has been impaired as well as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

J)   Intangible Assets

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years for Atlantic Pacific Communications, Inc., and twenty-five (25) years for Bundled Digital Services contract rights. Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over ten (10) years and twenty (20) years, respectively.


K)   Advertising Costs

     In fiscal 2002, 2001, and 2000, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the year ended August 31, 2002, 2001, and 2000, the Company expensed $963,000, $600,000 and $340,000 respectively.

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

O)   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the fiscal year ended August 31, 2002, 2001, and 200 comprehensive loss was ($279,000), ($359,000) and
     (18,000), respectively.

P)   Reclassification

     The Company has reclassified certain assets costs and expenses for the year ended August 31, 2002, 2001, and 2000,to facilitate comparisons.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

Q)   Supporting Costs in Selling, General and Administrative Expenses

     Other support cost for the twelve months ended August 31, 2002, 2001, and 2000 are as follows, in thousands: -

                                            2002        2001          2000
                                         ---------- ------------- -------------
        Advertising/Conventions      $         8    $      737    $       64
        Auto Related                         174
        Contract Labor                       100           ---           ---
        Delivery/Postage                     162           178            30
        Insurance                            181           263            68
        Interest                             625           ---
        Office                               880           482            97
        Other                                 21            17             6
        Professional                         424           831           190
        Rent                               1,052           791           386
        Travel                               459           437           326
        Taxes                                 53            90            22
        Utilities                            460           438           157
                                         ---------- ------------- -------------
        Total                        $     4,599    $    4,264    $    1,346
                                         ========== ============= =============


R)   Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board "FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company in the first quarter of fiscal year 2003 and for purchase business combinations consummated after June 30, 2001. These standards change the accounting for business combinations by, among other things, eliminating pooling-of-interests accounting and requiring a change in the method of expensing goodwill and certain intangible assets with an indefinite useful life. Goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment rather than periodic amortization. Finite lived intangibles will continue to be amortized over their useful lives.

     At August 31,2002 the Company evaluated its existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that are presented with goodwill and other intangible assets for financial reporting purposes have been reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle.

     The Company has also tested goodwill for impairment at August 31, 2002, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any.

     In October 2001, the FASB issued SFAS No. 144, Impairment of Long-Lived Assets, SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 removes goodwill from its scope. SFAS No. 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had a material impact on the financial position of the Company.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     At August 31, 2002, the Company determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network is inactive and has been impaired as well as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.


NOTE 2 - Accounts Receivable:

     Accounts receivable consist of the following, in thousands:



                                                                                                  August 31,
                                                                                            2002               2001
                                                                                        -------------       -------------
                     Accounts Receivable                                         $             5,270  $          7,624
                     Allowance for Doubtful Accounts                                           (242)             (480)
                                                                                        -------------       -------------
                     Net Accounts Receivable                                     $             5,028  $          7,144
                                                                                        =============       =============


NOTE 3 - Property, Plant & Equipment and Intangible Assets:

     Components of property, plant & equipment are as follows, in thousands:


                                                                                                  August 31,
                                                                                            2002               2001
                                                                                        -------------       -------------
                     Automobile                                                  $               392  $            548
                     Head-End Facility and Fiber Infrastructure                               27,164            15,045
                     Furniture & Fixtures                                                        634               481
                     Leasehold Improvements                                                      216                84
                     Office Equipment                                                          1,015               654
                     Property, Manufacturing & Equipment                                       5,088            11,657
                                                                                        -------------       -------------
                         Total Property, Plant & Equipment                       $            34,509  $         28,469
                             Less: Accumulated Depreciation                                  (3,661)           (2,005)
                                                                                        -------------       -------------
                         Net Property, Plant & Equipment                         $            30,848  $         26,464
                                                                                        =============       =============

           Components of intangible assets are as follows, in thousands:


                                                                                                  August 31,
                                                                                            2002               2001
                                                                                        -------------       -------------
                     Goodwill                                                    $             7,916  $          5,966
                     Contract Rights                                                          74,513            74,513
                     Licenses & Permits                                                        5,387            24,441
                                                                                        -------------       -------------
                         Total Intangible Assets                                 $            87,816  $        104,920
                             Less: Accumulated Amortization                                  (4,278)           (3,879)
                                                                                        -------------       -------------
                         Net Intangible Assets                                   $            83,538  $        101,041
                                                                                        =============       =============

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 4  - Business Combinations:

     On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in contract rights and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

     Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At August 31, 2002, the Company has accrual for $921,000 for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 5 - Notes Payable:

     The following table lists the Company's note obligations as of August 31, 2002 and 2001, in thousands:


                                                                   Annual
                                                                  Interest                                   Amount
                                                                    Rate             Due Date          2002           2001
                                                            ------------------- ------------------ ------------  -----------
                    Vehicles                                     Various             Various       $         27  $       100
                    6% Convertible Debenture (Note8)             6.0%                Demand               2,000        2,000
                    Tail Wind Convertible Debenture              2.0%                May 2003             2,000        5,000
                    Other                                        Various             Various                828          854
                                                                                                    -----------  -----------

                    Total notes payable                                                            $      4,855  $     7,954
                    Less current portion                                                                  3,653        5,933
                                                                                                    -----------  -----------
                    Total long-term debt                                                           $      1,202  $     2,021
                                                                                                    ===========  ===========


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

     Minimum future lease payment under capital lease as of August 31, 2002, for each of the next five years and in the aggregate are, in thousands:


                                                                                                 August 31, 2002
                                                                                               ---------------------
                                     Total minimum lease payments                       $                128
                                     Less : Amount representing interest                                  10
                                                                                               ---------------------
                                     Present value of net minimum lease payments                         118
                                     Less: Current maturity capital lease obligation                      48
                                                                                               ---------------------
                                       Long-term capital lease obligation                                 70
                                                                                               =====================



           Future obligations under the lease terms are as follows:

                                     Period Ended                                                     Amount
                                                                                               ---------------------
                                         2004                                                             41
                                         2005                                                             29
                                                                                               ---------------------
                                     Total                                                                70
                                                                                               =====================

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 7 - Lines of Credit:

     On September 29, 2000, Atlantic Pacific Communications, Inc., "(APC", a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas, ("SWBT"). This note bears interest at SWBT's prime rate plus .25%, which was payable monthly with principal due September 28, 2001. APC's accounts receivable are pledged as collateral with Eagle Wireless International, Inc., the guarantor. This line of credit was repaid to Southwest Bank of Texas in the six months ended February 28, 2002; therefore, there was not a balance outstanding as of August 31, 2002. Subsequent to the fiscal year ended August 31, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc.

     The Company, through its subsidiary United Computing Group, Inc. (UCG), maintained $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At May 31, 2002, a balance of $1,012,000 existed. During July 2002, UCG entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital, repay the IBM credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2002, UCG reduced its accounts receivable by $817,401 to reflect the gross sale of $961,649 to SWBT less $144,247 of reserves held by SWBT against such purchases.


NOTE 8 - Convertible Debentures:

     At August 31, 2002, $2,000,000 in principal plus $600,000 of accrued interest and fees of were outstanding to Candlelight Investors, LLC. In November 2002, the Company issued 2,600,000 shares of stock to settle this debt.

     During 2001, the Company merged with ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks, and as a result of the merger, is now a secondary subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The note balance will be due in fiscal 2003. Link Two may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001,and other various terms are met. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the agreed upon covenants are met. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

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

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise. As of May 31, 2002, the Company has paid to Tail Wind $2,000,000 towards the reduction of debt. The current financial statements have recorded as current maturity for this debt, $2,000,000.

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

     In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sells common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two Communications, Inc., has paid Ladenburg Thalman and Co. a fee of 5% of the purchase price of the notes. Additionally, the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure. At August 31, 2002, Eagle and Tail Wind were renegotiating the terms of this note. During the renegotiation period, the Company has agreed to pay interest until all new terms and conditions have been resolved.


NOTE 9 - Marketable Securities:

     As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2002, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     At August 31, 2002, the Company had investments in mortgage and asset backed securities, mutual funds and money market accounts with an original basis of $865,049 determined by multiplying the number of shares acquired by the fair market value of those shares. At the August 31, 2002, balance sheet date, the fair market value of these securities was $889,655; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income".


                                          Security Name                        Shares          Cost Basis       Current FMV
                                                                                              ------------     -------------
                             FNMA                                                  228             21,463            23,041
                             FHLMC                                                  83              7,809             8,485
                             SB Gov. Income Fund                                31,501            330,063           330,447
                             SSB Gov. Securities Fund                           53,087            505,714           527,682
                                                                                              ------------     -------------
                             Totals                                                           $   865,049      $    889,655
                                                                                              ============     =============


     Other marketable securities include, 4,560,000 shares of common stock of Urbana and 1,500,000 shares of common stock of Burst.com, These common stock investments have an aggregate cost basis of $750,000 and an aggregate fair market value of $1,258,200 and are included in the cash and cash equivalents category and are held for resale as of August 31, 2002.


NOTE 10 - Income Taxes:

     As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.


     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                                                August 31,
                                                                                             2002      2001
                                                                                            ------    ------
                                                                                              %          %
                     U.S. Federal Statutory Tax Rate                                           34        34
                     U.S. Valuation Difference                                               (34)      (34)
                     Effective U.S. Tax Rate                                                    0         0
                     Foreign Tax Valuation                                                      0         0
                     Effective Tax Rate                                                         0         0

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)


                                                                                         August 31,
                                                                             2002             2001       2000
                                                                          -----------       --------- -----------
                     Computed expected tax benefit               $          (12,508)     $   (1,997)  $       96
                     Increase in valuation allowance                          12,508           1,997         ---
                                                                          -----------       --------- -----------
                                                                 $           ---         $     ---__  $       96
                                                                          ===========       ========= ===========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2002 and 2001, are presented below, in thousands and include the balances of the merged company ClearWorks.net.


                                                                              2002         2001         2000
                                                                           ----------  ------------ -------------
                     Deferred tax assets:
                     Accounts receivable, principally due to
                     allowance for doubtful accounts                $              0  $        102  $        ---

                     Net operating loss carry-forwards                        24,047        10,956           ---
                     Less valuation allowance                                (24,047)      (10,956)          ---
                                                                           ----------  ------------ -------------
                     Net deferred tax assets                                     ---           ---           ---

                     Deferred tax liabilities:
                     Differences in depreciation                                   0            47            47
                                                                           ----------  ------------ -------------
                     Net deferred tax liabilities                   $              0  $         47  $         47
                                                                           ==========  ============ =============



     The valuation allowance for deferred tax assets of August 31, 2002, 2001, and 2000, was $24,047,000, $10,956,000, and 0, respectively. At August 31,
     2002 and 2001, the Company has net operating loss carry-forwards of $70,727,000 and $31,869,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.


NOTE 11 - Issuance of Common Stock:

     During the fiscal year ended August 31, 2002, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.



                     Shares Outstanding August 31, 2001                                                60,264
                                                                                           -------------------
                     Shares issued for Services and Compensation                                        1,648
                     Shares issued for Property and Other Assets                                        2,867
                     Shares issued for Retirement of Debt and Liabilities                               7,846
                     Shares issued for Warrant Conversions                                                ---
                     Shares issued for ESOP                                                               ---
                     Share issued for Acquisitions                                                      2,002
                     Shares issued for Licenses and Investments                                           ---
                     Treasury Stock                                                                   (1,576)
                                                                                           -------------------
                     Shares Outstanding August 31, 2002                                                73,051
                                                                                           ===================

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 12 - Preferred Stock, Stock Options and Warrants:

     In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of August 31, 2002, options to purchase 355,170 are outstanding and 602,331 are available to be issued.

     The Company has issued or has acquired through its acquisitions and has outstanding the following warrants which have not yet been exercised at August 31, 2002:

          50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these options have been registered, issued or exercised

          50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2001, 25,000 warrants have been exercised resulting in cash proceeds of $38,750 and the balance of the warrants expired unexercised.

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

          25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of August 31, 2002, under the Securities Act of 1933. As of August 31, 2001, none of these warrants have been exercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of August 31, 2001, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

          58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been exercised.

          40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been registered, issued or exercised.

          160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been registered, issued or exercised.

          232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been registered, issued or exercised.

          176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been registered, issued or exercised.

          328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been registered, issued or exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

          100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of August 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

          250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of August 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been exercised.

          192,000 stock purchase warrants issued to Tech Technologies Services, LLC. expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been registered, issued or exercised.

          240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been registered, issued or exercised.

          168,000 stock purchase warrants issued to Michael T. McClere expiring April, 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been registered, issued or exercised.

          40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been registered, issued or exercised.

          160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2002, none of these warrants have been registered, issued or exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

          50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants, however are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of August 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of August 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of August 31, 2002, none of these warrants have been exercised.

          150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of August 31, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. . As of August 31, 2002, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).



               Warrants Issued                 Warrants Exercisable                Warrants
Class of         August 31,                        August 31,               Non-              Non-
Warrants     2002          2001              2002           2001         Exercisable       Registered
--------    ---------------------          ------------------------     ------------------------------

1.04            -          50,000            50,000         50,000          50,000           50,000
1.50                      600,000                          600,000
1.55            -          50,000            25,000         50,000               -                -
1.75            -          20,000            13,766         13,766               -                -
2.00            -          25,000            25,000         25,000               -                -
2.00            -          41,667            41,667         41,667               -                -
2.25            -          41,667            41,667         41,667                                -
3.00            -          50,000            50,000         50,000               -                -
3.00            -          58,333            58,333         58,333               -                -
3.75            -          40,000            40,000         40,000               -           40,000
3.75            -         160,000           160,000        160,000               -          160,000
3.75            -         232,000           232,000        232,000               -          232,000
3.75            -         176,000           176,000        176,000               -          176,000
3.95                      328,000           328,000        328,000               -          328,000
4.50            -          25,000            25,000         25,000               -                -
7.00            -         100,000           100,000        100,000               -          100,000
7.49            -         250,000           250,000        250,000               -          250,000
7.50            -          25,000            25,000         25,000               -                -
7.50            -         192,000           192,000        192,000               -          192,000
7.50            -         240,000           240,000        240,000               -          240,000
7.50            -         168,000           168,000        168,000               -          168,000
7.50            -          40,000            40,000         40,000               -           40,000
7.50            -         160,000           160,000        160,000               -          160,000
9.68            -          50,000            50,000         50,000               -                -
10.00           -          25,000            25,000         25,000               -                -
10.00           -         250,000           250,000        250,000               -          250,000
12.00           -         250,000           250,000        250,000               -                -
14.00           -         350,000           350,000        350,000               -          350,000
18.00           -         250,000           250,000        250,000               -                -
25.00           -         150,000           150,000        150,000               -          150,000
ESOP                      355,170   *       355,170        355,170               -                -
              ----      ---------         ---------      ---------         -------        ---------
                -       4,752,837         4,121,603      4,746,603          50,000        2,886,000


An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2002 and 2001, respectively.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 13 - Capitalization Activities:

     On July 10, 2000, Atlantic Pacific Communications, Inc., (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. Atlantic Pacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase Atlantic Pacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. Atlantic Pacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of August 31, 2001, 1,325 units were sold totaling 132,500 shares and resulting in proceeds of $331,250.


NOTE 14 - Risk Factors:

     For the years ended August 31, 2002, 2002, and 2000, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industries. Approximately, eighty four percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate sixteen percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2002. Approximately, eighty seven percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate eleven percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2001. Whereas approximately forty six percent of the Company's revenues and receivables have been created solely in the state of Texas, five percent have been created in the international market, and the approximate forty nine percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2000. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 15 - Foreign Operations:

     Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0%, 2% and 4.8% at August 31, 2002, 2001,and 2000, respectively.


NOTE 16 - Commitments and Contingent Liabilities:

     Leases

     The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

     For the years ending August 31, 2002 and 2001, rental expenses of approximately $436,219 and $232,195 respectively, were incurred.

     The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000,and expires July 31, 2004. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereas the monthly payments will increase by 3.5% at the beginning of both the second and third years. For the periods ended August 31, 2002 and 2001, rental expense of $27,319 and $25,634, respectively were incurred.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     The Company's wholly owned subsidiary, Atlantic Pacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires December 2005. The monthly payments are $6,345 per month. . For the periods ended August 31, 2002 and 2001, rental expense of $23,376 and $25,272 respectively were incurred.

     Atlantic Pacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000,and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereas they will increase by 3.2% at the thirteenth and twenty-fifth months. For the periods ended August 31, 2002 and 2001, rental expense of $28,416 and $26,640 respectively were incurred.

     Atlantic Pacific also leases office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expiring September 2002 maintains a five-year renewal option The renewal option was waived in September 2002. Rental expense for the period ended August 31, 2002 and 2001, of $54,000 and $54,000 were incurred.

     The Company's subsidiary, ClearWorks.net, Inc., leases office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $7,306 to $11,091 on April 30, 2000,and again on May 1, 2002, to $11,217 for the remaining twelve months. For the period ended August 31, 2002 and 2001, rental expense of $133,596 and $133,092 respectively were incurred.

     Also, ClearWorks.net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable. For the period ended August 31, 2002 and 2001, rental expense of $68,365 and $54,614 was incurred.

     Also, ClearWorks.net, Inc., leases office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments are $3,300. For the period ended August 31, 2002 and 2001, rental expense of $39,600 and $26,600 was incurred.

     The Company's subsidiary, United Computing Group, leases office space in Houston, Texas with Eastgroup Properties, L.P. This non-cancelable lease expires on August 31, 2003. The current monthly payments are $8,570. UCG previously leased office space with Techdyne, Inc., that expired August 31, 2002. For the period ended August 31, 2002 and 2001, rental expense of $75,600 and $73,200 was incurred.

     The Company's subsidiary, ClearWorks Home Systems, leases office space in Austin, Texas with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on September 1, 2002, and expires January 31, 2005. The monthly payments are $5,876. For the period ended August 31, 2002 and 2001, rental expense of $23,505 and $4,732 was incurred.

     The Company's subsidiary, United Computing Group, leases office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000, expired on June 30, 2002, and was extended to expire on June 30, 2003. The monthly payments are $2,794. For the period ended August 31, 2002 and 2001, rental expense of $37,968 and $26,148 was incurred.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

     Future obligations under the non-cancelable lease terms are:

                     Period Ending
                      August 31,                         Amount

                         2003                         $ 980,454
                         2004                           570,888
                         2005                           146,021
                         2006                            36,000
               --------------------------         ----------------------
                         Total                      $ 1,733,363


Legal Proceedings

     ClearWorks is a defendant in State Of Florida Department Of Environmental Protection Vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc., A/K/A ClearWorks.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. On December 13, 2000, Florida EPA sued the Company presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. The Company immediately filed a Motion to Strike Portions of the Complaint/or for a More Definite Statement and a Motion to Dismiss. The Florida EPA has amended the petition. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. No discovery has been conducted in this lawsuit.

     ClearWorks was a defendant in Candlelight Investors LLC v. ClearWorks.net, Inc., Eagle Wireless International, Inc., and H. Dean Cubley. Subsequent to August 31, 2002, Eagle settled the lawsuit with Candlelight Investors LLC for $2,600,000.

     ClearWorks is a defendant in Kaufman Bros., LLP v. ClearWorks.net, Inc., and Eagle Wireless, Inc., (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. This suit is currently in the discovery phase. The defendants deny the allegations of the complaint.

     On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc., (the petition was later amended to include the following defendants:
     Michael T. McClere, H. Dean Cubley, Link Two Communications, Inc., A. L. Clifford, Jim Futer and McManus & Company, P.C. d/b/a E. McManus & Co., P.L.L.C.) for breach of contract and other related matters in Cause No. 2001-64056; In the 281st Judicial District Court of Harris County, Texas. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks for a period of six months. This lawsuit is currently in the discovery phase. The defendants deny the allegations of the complaint.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have adverse affect on the Company's financial condition or results of operations.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

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


NOTE 17 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:



                                                                                 For the year ended August 31, 2002
                                                                                ------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)        (Denominator)             Amount
           Net Loss                                           $(36,787)

           Basic EPS:
            Income available to
            common stockholders                               $(36,787)               64,004               $(0.57)

           Effect of Dilutive Securities
             Warrants                                                                    154
                                                              --------               --------             --------
           Diluted EPS:
             Income available to
             common stockholders
               and assumed conversions.                      $(36,787)                64,158              $(0.57)


                                                                                 For the year ended August 31, 2001
                                                                                ------------------------------------
                                                               Income               Shares              Per-Share
                                                             (Numerator)        (Denominator)             Amount
           Net Income                                         $  (5,874)

           Basic EPS:
            Income available to
            common stockholders                                 (5,874)               49,726               $(0.12)

           Effect of Dilutive Securities
           Warrants                                                                      154
                                                                -------              --------             --------
           Diluted EPS:
             Income available to
             common stockholders
             and assumed conversions.                        $  (5,874)               49,880             $(0.12)


     For the year ended August 31, 2002, and August 31, 2001, anti-dilutive securities existed. (see Note 12)

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

NOTE 18 - Employee Stock Option Plan:

     In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of August 31, 2002, a total of 355,170 options have been issued to various employees.

     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during 2000 is estimated as $0.58 on the date of grant. A meaningful weighted average fair value of the individual options granted during 2000 using the method prescribed by SFAS 123 could not be determined due to the volatility of the share price during the measurement period. Management estimates the average fair value for options granted during 2001,to be comparable to those granted in 2000. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                 2001              2000
                                              -----------       ----------
           Dividend Yield                       0.00%            0.00%
           Volatility                            0.91            0.91
           Risk-free Interest Rate              7.00%            7.00%
           Expected Life                          5                5


NOTE 19 - Retirement Plans:

     During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the year ended August 31, 2002 and 2001, employee contributions were approximately $279,000 and $148,000, respectively. The Company matched approximately $67,850 and $49,000, respectively for those same periods.

NOTE 20 - Major Customer:

     The Company had gross revenues of $29,817,000 and $28,110,000 for the year ended August 31, 2002 and 2001, respectively. The following parties individually represent a greater than ten percent of these revenues.



                                             August 31, 2002                    August 31, 2001
                Customer                  Amount     Percentage            Amount         Percentage
                ----------               -------    -----------           --------       ------------
                Customer A                $  ---         0.00%             $7,875,000      30.00%
                Customer B                $  ---         0.00%             $3,845,000      13.68%
                Customer C                $  ---         0.00%             $    ---         0.00%



     During the twelve months ended August 31, 2002, the Company had outstanding accounts receivable with Enron Corporation and many of its subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

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

     Eagle Broadband, Inc., (Eagle) is a worldwide supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless International, Inc., BroadbandMagic and Etoolz, Inc., for this summary).

     Atlantic Pacific Communications, Inc., (APC) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

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

     United Computing Group, Inc., (UCG) is an accelerator company and computer hardware and software reseller. UCG / INT maintains a national market presence.

     Link Two Communications, Inc., (Link II) is in the development and delivery of one and two way messaging systems.

     DSS Security, Inc., is a security monitoring company.

     ClearWorks.net, Inc., (.NET) is inactive with exception of debt related expenses.

     Contact Wireless, Inc., is a paging, cellular, and mobile services provider and reseller.


                                                       For the year ending August 31, 2002

(in thousands)         Eagle      APC     COMM      HIS         UCG    Link II    .Net     Contact     DSS      Elim.       Consol.
                      -------- -------- --------- --------- --------- ---------- -------- --------- -------- ------------ ---------
Revenue                 1,699    5,471    2,216      3,296   16,143        52      ---      500       441         ---       29,817
Segment Profit/(Loss) (5,819)       37     (348)      (316)  (1,304)  (29,165)    (141)     115       155         ---     (36,787)
Total Assets          162,290    2,498   30,561      2,616      853     2,749   64,950      830       419    (137,782)     129,983
Capital Expenditures      562        8   14,916        117      ---         1      ---      155       323         (11)      16,071
Dep. And Amort.         1,418      123      672         85      166     1,215      ---       55        43         ---        3,776



                                                             For the year ending August 31, 2001,

(in thousands)           EAG      APC       COMM        HIS         UCG        Link II       NET         Elim.       Consol.
                      --------- -------- ---------- ----------- ----------- ------------ ----------- ------------- ------------
Revenue                  1,205    5,649      571       2,524      18,137           24         ---         ---       28,110
Segment Profit/(Loss)  (2,211)    (308)    (299)       (682)       (211)      (1,329)       (834)         ---      (5,874)
Total Assets           156,760    1,707   13,149       3,644       4,394       32,981       1,147    (43,114)      170,668
Capital Expenditures       198        6    3,073         145          24        6,657          14         ---       10,117
Dep. And Amort.          2,591      100    1,053          49          19          752         105         ---        4,669



                                                              For the year ending August 31, 2000

                                 (in thousands)                       Eagle         APC        Elim.        Consol.
                                                                  ------------- ------------ ------------ --------------
                                 Revenue                                 1,826        3,413        ---          5,239
                                 Segment Profit / (Loss)                 (413)          606        ---            193
                                 Total Assets                           53,471        1,820        697         55,988
                                 Capital Expenditures                      771        1,010        ---          1,781
                                 Dep. And Amort.                           407          170        ---            579


     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

                     Eagle Broadband, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 August 31, 2002

Note 22 - Quarterly Financial Data.



                                                Nov. 30,               Feb. 28,                May 31,                Aug. 31,
                                           -------------------- ---------------------- ----------------------- --------------------
Year Ended August 31, 2002
    Revenues                                         8,761                  7,380                   6,485                  7,191
    Net Earnings (loss)                            (3,371)                (2,013)                 (1,824)               (29,578)
    Basic Loss per Share                            (0.06)                 (0.03)                  (0.03)                 (0.45)
    Diluted Loss per Share                          (0.06)                 (0.03)                  (0.03)                 (0.45)

Year Ended August 31, 2001
    Revenues                                         1,866                  4,797                   6,485                 10,089
    Net Earnings (loss)                                 63                (1,280)                 (1,715)                (2,942)
    Basic Loss per Share                              0.02                 (0.03)                  (0.03)                 (0.08)
    Diluted Loss per Share                            0.02                 (0.03)                  (0.03)                 (0.08)



     For the year ended August 31, 2002, the quarterly financial information has been adjusted to reflect the application of Financial Accounting Standards Pronouncements No. 142 (Goodwill and other Intangible Assets) and No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets).

Note 23 - Subsequent Events.

     Subsequent to the fiscal year ended August 31, 2002, UCG entered into an Exclusive Strategic Alliance Agreement with a major competitor and designated them as its Exclusive Product Fulfillment Partner. The agreement, among other things, entitles UCG to a fee structure on all product fulfillment referrals and further designates UCG as the exclusive Service Provider and designee with respect to Services including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, Professional and Managed Services for all customer relationships provided by UCG. The agreement further designates UCG as a Service Partner within the competitors' customer base and exclusively appoints UCG as its Service Partner within the competitor's customer base for all of UCG's RemoteManage247 offerings.

     During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding. Eagle has received $1,500,000 in cash during the quarter ended November 30, 2002, against this funding arrangement.