Form 10-Q
period 2002-11-30
EAGLE BROADBAND INC
filed 2003-01-21
CIK 1023139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

As of January 15, 2003, there were 78,844,678 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                      INDEX


PART 1 -- FINANCIAL INFORMATION                                                                  PAGE

         Item 1. Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at November 30, 2002, and August 31, 2002            3

                  Consolidated Statements of Earnings for the Three
                  Months Ended November 30, 2002 and 2001                                          4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Three Months Ended November 30, 2002, and Twelve Months Ended
                  August 31, 2001                                                                  5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  November 30, 2002 and 2001                                                       6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             26

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      29

         Item 4.  Controls and Procedures

PART 2 -- OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               30

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              30

         Item 3.  Defaults Upon Senior Securities                                                 30

         Item 4.  Submission of Matters to a Vote of Security Holders                             30

         Item 5.  Other Information                                                               30

         Item 6.  Exhibits and Reports on Form 8-K                                                30

SIGNATURES                                                                                        30

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)






                                     ASSETS
                                                                           November 30,       August 31,
                                                                               2002              2002
                                                                               ----              ----
                                                                          (Unaudited)         (Audited)
CURRENT ASSETS:
     Cash and Cash Equivalents                                          $        2,795   $         3,421
     Accounts Receivable                                                         4,412             5,028
     Inventories                                                                 6,545             6,059
     Prepaid Expenses                                                              371               358
                                                                         -------------   ---------------
         TOTAL CURRENT ASSETS                                                   14,123            14,866

PROPERTY AND EQUIPMENT:
     Operating Equipment                                                        35,980            34,509
     Less:  Accumulated Depreciation                                           (3,927)           (3,661)
                                                                         -------------    --------------
         TOTAL PROPERTY AND EQUIPMENT                                           32,053            30,848

OTHER ASSETS:
     Deferred Costs                                                                334               334
     Goodwill                                                                    7,916             7,916
     Other Intangible Assets                                                    80,109            79,900
     Less:  Accumulated Amortization                                           (4,278)           (4,278)
     Other Assets                                                                  385               397
                                                                         -------------    --------------

         TOTAL OTHER ASSETS                                                     84,466            84,269
                                                                         -------------    --------------

TOTAL ASSETS                                                             $     130,642    $      129,983
                                                                         =============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                    $       4,208    $        4,757
     Accrued Expenses                                                            2,059             2,873
     Notes Payable                                                               3,251             3,653
     Capital Lease Obligations                                                      32                48
                                                                         -------------    --------------

         TOTAL CURRENT LIABILITIES                                               9,550            11,331

LONG-TERM LIABILITIES:
     Capital Lease Obligations
       (net of current maturities)                                                  70                70
     Long-Term Debt                                                              1,199             1,202
                                                                         -------------    --------------

         TOTAL LONG-TERM LIABILITIES                                             1,269             1,272

                     COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  200,000,000 shares
         Issued and Outstanding at November 30, 2002, and
         August 31, 2002, 77,666,000 and 73,051,000, respectively                   78                73
     Paid in Capital                                                           161,987           158,731
     Retained Earnings                                                        (42,242)          (41,424)
                                                                         -------------    --------------

         TOTAL SHAREHOLDERS' EQUITY                                            119,823           117,380
                                                                         -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     130,642    $      129,983
                                                                         =============    ==============


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)



                                                                       For the Three Months ended November 30,
                                                                                     (Unaudited)
                                                                               2002                2001
                                                                               ----                ----


NET SALES:
    Structured wiring                                                         1,560                 1,700
    Broadband services                                                          674                   263
    Products                                                                  2,044                 6,467
    Other                                                                       340                   331
                                                                        ------------------     -----------------
TOTAL SALES                                                                   4,618                  8,761
                                                                        ------------------     -----------------
COSTS OF GOODS SOLD:
    Materials other than Cable and Wire                                         ---                      1
    Direct Labor and Related Costs                                              346                    735
    Products and Integration Service                                          1,537                  5,742
    Structured Wiring Labor and Materials                                       229                    321
    Broadband Services Costs                                                    276                    171
    Depreciation and Amortization                                               114                     71
    Other Manufacturing Costs                                                   124                     20
                                                                        ------------------     -----------------
TOTAL COSTS OF GOODS SOLD                                                     2,626                  7,061
                                                                        ------------------     -----------------
GROSS PROFIT                                                                  1,992                  1,700
                                                                        ------------------     -----------------
OPERATING EXPENSES:
    Selling, General and Administrative:
        Salaries and Related Costs                                            1,508                  2,157
        Advertising and Promotion                                                37                    155
        Depreciation and Amortization                                           153                  1,247
        Other Support Costs                                                   1,097                  1,552
        Research and Development                                                 32                    172
                                                                        ------------------     -----------------
TOTAL OPERATING EXPENSES                                                      2,827                  5,283
                                                                        ------------------     -----------------

EARNINGS/(LOSS) FROM OPERATIONS BEFORE OTHER REVENUES/(EXPENSES),
INCOME TAXES AND OTHER COMPREHENSIVE INCOME                                    (835)                (3,583)

OTHER REVENUES/(EXPENSES):
    Interest Income - net                                                         4                    212
    Other Income                                                                ---                    ---
                                                                        ------------------     -----------------
       TOTAL OTHER REVENUES                                                       4                    212
EARNINGS/(LOSS) BEFORE MINORITY INTEREST IN
AFFILIATE, INCOME TAXES & OTHER COMPREHENSIVE INCOME                           (831)                (3,371)
                                                                        ------------------     -----------------

Provisions For Income Taxes                                                     ---                    ---
                                                                        ------------------     -----------------

NET EARNINGS/(LOSS)                                                            (831)                (3,371)
                                                                        ------------------     -----------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gain/(Loss)                                                   13                   (188)
                                                                        ------------------     -----------------

OTHER COMPREHENSIVE INCOME/(LOSS)                                            $  (818)          $    (3,559)
                                                                        ==================     =================
NET EARNINGS/(LOSS) PER COMMON SHARE:
Basic                                                                        $ (0.01)                $  (0.06)
Diluted                                                                      $ (0.01)                $  (0.06)
Comprehensive Income/(Loss)                                                  $ (0.01)                $  (0.06)

See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                                                        ADDITIONAL                       TOTAL
                                                  COMMON STOCK             PREFERRED      PAID IN        RETAINED    SHAREHOLDERS'
                                             SHARES            VALUE        STOCK         CAPITAL        EARNINGS        EQUITY

TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2001                     60,264             60           ---         153,426         (4,358)       149,128
                                            -------      ---------     ---------      -----------    -----------      ---------
Net Loss for Twelve Months
   Ended August 31, 2002                      ---            ---             ---            ---          (36,787)       (36,787)
New Stock Issued to Shareholders:
   For Services and Compensation              1,648              2           ---              880          ---              882
   For Property and Other Assets              2,867              2           ---              591          ---              593
   For Retirement of Debt and Liabilities     7,846              9           ---            3,577          ---            3,586
   For Warrants Conversion                    ---            ---             ---            ---            ---            ---
   For Employee Stock Option Plan             ---            ---             ---            ---            ---            ---
   For Acquisitions                           2,002              2           ---            1,079          ---            1,081
   For Licenses and Investments               ---            ---             ---              100          ---              100

Syndication Costs                             ---            ---             ---            ---            ---            ---

Treasury Stock                               (1,576)            (2)          ---             (922)         ---             (924)

Unrealized Holding Gain                       ---            ---             ---            ---             (279)          (279)
                                            -------      ---------     ---------      -----------    -----------      ---------
TOTAL SHAREHOLDERS' EQUITY
   AS OF AUGUST 31, 2002                     73,051      $      73     $     ---      $   158,731    $   (41,424)     $ 117,380
                                            =======      =========     =========      ===========    ===========      =========
Net Loss for Three Months
   Ended November 30, 2002                    ---            ---             ---            ---             (831)          (831)
New Stock Issued to Shareholders:
   For Services and Compensation                163          ---             ---              145          ---              145
   For Property and Other Assets                600              1           ---              243          ---              243
   For Retirement of Debt and Liabilities     3,852              4           ---            2,868          ---            2,868
   For Warrants Conversion                    ---            ---             ---            ---            ---            ---
   For Employee Stock Option Plan             ---            ---             ---            ---            ---            ---
   For Licenses and Investments               ---            ---             ---            ---            ---            ---

Syndication Costs                             ---            ---             ---            ---            ---            ---

Treasury Stock                                ---            ---             ---            ---            ---            ---

Unrealized Holding Gain                       ---            ---             ---            ---               13             13
                                            -------      ---------     ---------      -----------    -----------      ---------
TOTAL SHAREHOLDERS' EQUITY
AS OF NOVEMBER 30, 2002                      77,666      $      78     $     ---      $   161,987    $   (42,242)     $ 119,823
                                            =======      =========     =========      ===========    ===========      =========


See accompanying notes to consolidated financial statements.

                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)





                                                                 For the Three Months ended November 30,

                                                                               2002      2001
                                                                               ----      ----
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earning/(Loss)                                                            $(818)  $ (3,371)

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Interest for Conversion Value                                                 91       ---
   Depreciation and Amortization                                                266     1,318
   Stock Issued for Interest Expense                                            ---        12
   Allowance for Doubtful Accounts                                              ---       138
   Stock Issued for Services Rendered                                            54        38
   Unrealized Holding Gain/(Loss) on Marketable Securities                      ---      (188)
   (Increase)/Decrease in Accounts Receivable                                   619     1,103
   (Increase)/Decrease in Inventories                                          (428)   (1,397)
   (Increase)/Decrease in Prepaid Expenses                                      (13)       32
   Increase/(Decrease) in Accounts Payable                                     (345)      415
   Increase/(Decrease) in Accrued Expenses                                     (146)   (1,079)
   Increase/(Decrease) in Federal Income Taxes Payables                         ---       ---
   Increase/(Decrease) in Franchise Taxes Payables                              ---       ---
                                                                             ----------------
     Total Adjustment                                                            98       392

Net Cash Used by Operating Activities                                          (720)   (2,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)/Disposal of Property and Equipment                             (1,471)   (2,384)
   (Increase)/Decrease in Notes Receivable Clearworks.net                       ---       ---
   (Increase)/Decrease in Security Deposits                                     ---       (31)
   (Increase)/Decrease in Deferred Advertising Costs                            ---       ---
   (Increase)/Decrease in Deferred Costs                                        (12)      ---
   (Increase)/Decrease in Other Intangible Assets                               ---         2
   (Increase)/Decrease in Other Assets                                          ---      (331)
                                                                            ------------------
Net Cash Used by Investing Activities                                        (1,483)   (2,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(Decrease) in Notes Payable & Long-Term Debt                      1,577      (274)
   Increase/(Decrease) in Capital Leases                                        ---       (13)
   Increase/(Decrease) in Line of Credit                                        ---    (1,077)
   Proceeds From Sale of Common Stock, Net                                      ---       ---
   Treasury Stock                                                               ---      (476)
                                                                             -----------------
Net Cash Provided By Financing Activities                                     1,577    (1,840)
                                                                              ----------------

Net Increase/(Decrease) in Cash                                                (626)   (7,563)

CASH AT THE BEGINNING OF PERIOD                                               3,421    23,843
                                                                              ---------------
CASH AT THE END OF PERIOD                                                   $ 2,795   $16,280

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                               $     72   $    54
    Income Taxes                                                                ---        ---

Supplemental non-cash investing activities (See Note 4) and changes in shareholder's equity:


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


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

A)       Consolidation

         At November 30, 2002, the Company's subsidiaries are: Atlantic Pacific Communications, Inc. (APC); Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); Eagle Broadband Services, Inc.; ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc. (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $2,795,000 and $3,421,000 invested in interest bearing accounts and marketable securities (Note 9) at November 30, 2002, and August 31, 2002, respectively.

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

D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:


                                              November 30,              August 31,
                                                 2002                      2002
                                             ------------              ------------

                  Raw Materials              $     4,721                $   4,515
                  Work in Process                  1,596                    1,262
                  Finished Goods                     228                      282
                                             ------------              ------------
                                             $     6,545                $   6,059
                                             ============              ============

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002



E)       Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; Eagle Broadband Services, Inc.; BroadbandMagic,; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; Eagle Wireless International, Inc., Atlantic Pacific Communications, Inc.; Link Two Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

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

         Eagle Broadband, Inc.
         Eagle Broadband engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the Company's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

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

         Eagle Broadband Services, Inc.
         Eagle Broadband Services, Inc. assumed the operations of ClearWorks Communications, Inc. as of September 1, 2002, and provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

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

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002



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

F)       Research and Development Costs

         For the three months ended November 30, 2002, and 2001, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $32,000 and $172,000 were expensed for the three months ended November 30, 2002 and 2001, respectively.

         No research and development services were performed for outside parties for the three months ended November 30, 2002 and 2001.

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


                                                                    November 30,      August 31,
                                                                         2002            2002
                                                                    ------------     ------------
                  Weighted Average Number of Common
                    Shares Outstanding Including

                  Primary Common Stock Equivalents                      74,493          64,004
                  Fully Dilutive Common Stock Equivalents               74,647          64,158



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

         As of November 30, 2002, no impairment existed.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002



J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over twenty (20) years for Atlantic Pacific Communications, Inc. and twenty-five (25) years for Bundled Digital Services contract rights. Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over ten (10) years and twenty (20) years, respectively.

K)       Advertising Costs

         Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the three months ended November 30, 2002, the Company has expensed $37,000 where $0 in costs has been deferred.

         For the three months ended, November 30, 2001, the Company has expensed $155,000 whereas $0 in costs has been deferred.

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

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the three months ended November 30, 2002 and 2001, the Company recorded a comprehensive gain of $12,000 and a loss of $188,000, respectively.

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the three months ended November 30, 2001 to facilitate comparison to the three months ended November 30, 2002.

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support cost for the three months ending November 30, 2002 and 2001, are as follows, in thousands:

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


                                                        2002              2001
                                                     ---------        ---------

                  Auto Related                              11               53
                  Bad Debt                                 ---              138
                  Contract Labor                            24              130
                  Delivery/Postage                          61               26
                  Fees                                     108               43
                  Insurance                                  5               10
                  Interest                                 163              291
                  Office Supplies                           63               38
                  Other                                     18               35
                  Professional                              84              218
                  Rent                                     228              305
                  Repairs & Maintenance                     11               30
                  Travel                                    75              ---
                  Taxes                                     17               31
                  Utilities                                229              204
                                                     ---------        ---------
                  Total                              $   1,097        $   1,552
                                                     =========        =========


R)       Recent Pronouncements

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

         At November 30, 2002, the Company evaluated its existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that are presented with goodwill and other intangible assets for financial reporting purposes have been reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle. The Company has also tested goodwill for impairment at November 30, 2002, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any.

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

         Amortization expense related to goodwill and intangibles was approximately $0 and $1,008,000 for the three months ended November 30, 2002, and November 30, 2001.

NOTE 2 - ACCOUNTS RECEIVABLE:

                  Accounts receivable consist of the following, in thousands:

                                                                        November 30,    August 31,
                                                                           2002           2002
                                                                      -----------     -----------
                  Accounts Receivable                                 $     4,654     $     5,270
                  Allowance for Doubtful Accounts                            (242)           (242)
                                                                      -----------     -----------
                  Net Accounts Receivable                             $     4,412     $     5,028
                                                                      ===========     ===========

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002




NOTE 3 - PROPERTY, PLANT & EQUIPMENT AND INTANGIBLE ASSETS:

         Components of property, plant & equipment are as follows, in thousands:

                                                                        November 30,      August 31,
                                                                           2002              2002
                                                                      ------------       ------------
                  Automobile                                          $        392       $        392
                  Head-End Facility and Fiber Infrastructure                28,573             27,164
                  Furniture & Fixtures                                         636                634
                  Leasehold Improvements                                       217                216
                  Office Equipment                                           1,023              1,015
                  Property, Manufacturing & Equipment                        5,139              5,088
                                                                      ------------       ------------
                      Total Property, Plant & Equipment               $     35,980       $     34,509
                         Less: Accumulated Depreciation                    (3,927)            (3,661)
                                                                      ------------       ------------
                      Net Property, Plant & Equipment                 $     32,053       $     30,848
                                                                      ============       ============


         Components of intangible assets are as follows, in thousands:


                                                                        November 30,      August 31,
                                                                           2002             2002
                                                                      ------------       ------------
                  Goodwill                                            $     7,916        $     7,916
                  Contract Rights                                          74,513             74,513
                  Licenses & Permits                                        6,315              6,118
                                                                      ------------       ------------
                      Total Intangible Assets                         $    88,744        $    88,547
                         Less: Accumulated Amortization                   (4,278)            (4,278)
                                                                      ------------       ------------
                      Net Intangible Assets                           $    84,466        $    84,269
                                                                      ============       ============


NOTE 4 - BUSINESS COMBINATIONS:

         On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designs, constructs, owns and operates inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the acquisition, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in contract rights and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


         November 30, 2002, the Company has an accrual for $921,000 for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 5 - NOTES PAYABLE:

         The following table lists the Company's note obligations as of November 30, 2002, and August 31, 2002, in thousands:

                                                         Annual
                                                        Interest                        November 30,   August 31,
                                                          Rate           Due Date          2002          2002
                                                     ------------------------------------------------------------
                 Vehicles                                Various         Various     $      17      $     27
                 6% Convertible Debenture (Note 8)       6.0%            Demand          1,725         2,000
                 Tail Wind Convertible Debenture         2.0%            May 2003        2,005         2,000
                 Other                                   Various         Various           908           828
                                                                                     ---------      --------

                 Total notes payable                                                 $   4,450      $  4,855
                 Less current portion                                                    3,251         3,653
                                                                                     ---------      --------
                 Total long-term debt                                                $   1,199      $  1,202
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

         Minimum future lease payment under capital lease as of November 30, 2002, and August 31, 2002, for each of the next five years and in the aggregate are (in thousands):

                                                                               November 30, 2002          August 31, 2002
                                                                               -----------------          ---------------
                  Total minimum lease payments                                    $     111                  $   128
                  Less : Amount representing interest                                     9                       10
                                                                               -----------------          ---------------
                  Present value of net minimum lease payments                           102                      118
                  Less: Current maturity capital lease obligation                        32                       48
                                                                               -----------------          ---------------
                    Long-term capital lease obligation                                   70                       70
                                                                               =================          ===============


         Future obligations under the lease terms are as follows (in thousands):

                 Period Ended                                           Amount
                                                                   -----------------
                     2004                                                        41
                     2005                                                        29
                                                                   -----------------
                 Total                                             $             70
                                                                   =================


NOTE 7 - LINE OF CREDIT:

          During the Company's first fiscal quarter ended November 30, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc.

         The Company, through its subsidiary United Computing Group, Inc. (UCG), entered into a credit facility in July 2002 with Southwest Bank of Texas (SWBT) to provide working capital, repay the prior credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of November 30, 2002, UCG reduced its accounts receivable by $245,562 to reflect the gross sale of $288,896 to SWBT less $43,334 of reserves held by SWBT against such purchases.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


NOTE 8 - CONVERTIBLE DEBENTURES:

         During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). At the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to CCP on the third year anniversary from the date of the debenture or (b) converted. The three-year debenture bears interest at 5% and is repayable in stock or cash. The method of repayment is determined by the Company. The significant conversion terms are that CCP is entitled, at its option, to convert, and sell on the same day, at any time and from time to time subject to the terms of the agreement, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to either (a) $1.00 or (b) 90% of the average of the four lowest closing trade prices of the common stock, for the five trading days immediately preceding the conversion date. CCP shall not be entitled to convert the debenture for a period of 180 days from the date of the debenture. After 180 days, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert, and sell on the same day up to $50,000 every five business days. After 12 months from the date of the debenture, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert and sell on the same day up to $75,000 every five business days. Notwithstanding the foregoing, after 180 days from the date of the debenture, CCP shall be entitled, at its option, to convert and sell on the same day without restriction if the conversion price is above $1.00. At November 30, 2002, the Company had received $1,725,000 for the issuance of the debenture. Additionally, the Company recorded a $91,000 charge to interest expense and paid in capital the value assigned to the conversion feature through November 30, 2002.

         At August 31, 2002, $2,000,000 in principal plus $600,000 of accrued interest and fees was outstanding to Candlelight Investors, LLC. In November 2002, the Company issued 3,000,000 shares of stock to settle this debt.

         During 2001, the Company acquired ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks, and as a result of the merger, is now a secondary subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The note balance will be due in fiscal 2003. Link Two may require Tail Wind to purchase the Second Note if:
         (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, and other various terms are met. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the agreed upon covenants are met. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

         As a result of the acquisition, Eagle the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock at a rate of $1.79 per share. The agreement also permits Tail Wind to convert the Link Two warrant into Eagle warrants to purchase shares of our common stock. Tail Wind would have a warrant to purchase 1,396,648 shares of our common stock at an exercise price of $1.83 per share, exercisable between August 2002 and September 2006. If Link Two requires Tail Wind to purchase the Second and Third Note, the additional warrants it issues will also be convertible into shares of our common stock. The number of shares that the additional warrants may be converted into will depend on the price of our common stock, and cannot be determined at this time. However, the exercise price of the additional warrants may not be less than $1.83 per share.

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

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


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

         At November 30, 2002, the securities had an original basis of $6,980 determined by multiplying the number of shares acquired by the fair market value of those shares. At the November 30, 2002 balance sheet date, the fair market value of these securities was $7,566; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

                    Security Name                    Shares         Cost Basis      Current
                                                                                      FMV
                                                                    ----------     -----------

         FHLMC                                          48              4,684          4,878
         FNMA                                           27              2,296          2,688
                                                                    ----------     -----------
         Totals                                                      $  6,980      $   7,566
                                                                    ==========     ===========


         Other marketable securities, Urbana and Burst.com, with an adjusted cost basis of $750,000 and fair market value of $1,270,000 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - INCOME TAXES:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.


         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                            November 30,       August 31,
                                                                                2002             2002
                                                                                ----             ----
                                                                                 %               %
                  U.S. Federal Statutory Tax Rate                                34               34
                  U.S. Valuation Difference                                     (34)             (34)
                                                                                ----             ----
                  Effective U.S. Tax Rate                                         0                0
                  Foreign Tax Valuation                                           0                0
                                                                                  -                -
                  Effective Tax Rate                                              0                0

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


         Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                            November 30,      August 31,
                                                               2002             2002
                                                          ------------     -------------
                  Computed expected tax benefit         $     (283)      $     (12,508)
                  Increase in valuation allowance              283              12,508
                                                          ------------     -------------
                                                        $      ---       $        ---
                                                          ============     =============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2002, and August 31, 2002, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                            November 30,        August 31,
                                                               2002               2002
                                                          ------------      -------------
                  DEFERRED TAX ASSETS:
                  Accounts receivable, principally due    $      ---       $      ---
                  to allowance for doubtful accounts

                  Net operating loss carry-forwards           24,330           24,047
                  Less valuation allowance                    (24,330)        (24,047)
                                                          ------------      -------------
                  Net deferred tax assets                        ---              ---

                  DEFERRED TAX LIABILITIES:
                  Differences in depreciation                    ---              ---
                                                          ------------      -------------
                  Net deferred tax liabilities            $      ---      $       ---
                                                          ============      =============

         The valuation allowance for deferred tax assets of November 31, 2002, and August 31, 2002, was $24,330,000 and $24,047,000, respectively. At
         November 30, 2002, the Company has net operating loss carry-forwards of $36,070,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 11 - ISSUANCE OF COMMON STOCK:

         For the three months ended November 30, 2002, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

                  SHARES OUTSTANDING AUGUST 31, 2002                                   73,051
                                                                                   ------------
                  Shares issued for Retirement of Debt and Liabilities                  3,852
                  Shares issued for Services, Compensation, Property and                  763
                  Other Assets
                                                                                   ------------
                  SHARES OUTSTANDING NOVEMBER 30, 2002                                 77,666
                                                                                   ============

NOTE 12 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of November 30, 2002, options to purchase 355,170 are outstanding and 602,331 are available to be issued.

         The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at November 30, 2002:

                  50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of November 30, 2002, none of these options have been exercised

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002




                  $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, 25,000 warrants have been exercised resulting in cash proceeds of $38,750 and the balance of the warrants expired unexercised.

                  20,000 stock purchase warrants issued to Kason, Inc., expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. As of November 30, 2002, 6,234 warrants have been exercised resulting cash proceeds of $10,910.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been exercised.

                  40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been registered, issued or exercised.

                  160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been registered, issued or exercised.

                  232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been registered, issued or exercised.

                  176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been registered, issued or exercised.

                  328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


                  purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been registered, issued or exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been exercised.

                  192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been registered, issued or exercised.

                  240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been registered, issued or exercised.

                  168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been registered, issued or exercised.

                  40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been registered, issued or exercised.

                  160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2002, none of these warrants have been registered, issued or exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


                  share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of November 30, 2002, none of these warrants have been exercised.

                  150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. . As of November 30, 2002, none of these warrants have been exercised.

         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2002

               Warrants Issued           Warrants Exercisable   Warrants
Class of         November 30,                 November 30,        Non-          Non-
Warrants     2002            2001         2002         2001    Exercisable   Registered
--------     --------------------         -----------------    ------------------------


1.04          -             50,000       50,000         -         50,000        50,000
1.50          -            600,000         -            -           -             -
1.55          -             50,000       25,000       25,000        -             -
1.75          -             20,000       13,766       13,766        -             -
2.00          -             25,000       25,000       25,000        -             -
2.00          -             41,667       41,667       41,667        -             -
2.25          -             41,667       41,667       41,667
3.00          -             50,000       50,000       50,000        -             -
3.00          -             58,333       58,333       58,333        -             -
3.75          -             40,000       40,000       40,000        -           40,000
3.75          -            160,000      160,000      160,000        -          160,000
3.75          -            232,000      232,000      232,000        -          232,000
3.75          -            176,000      176,000      176,000        -          176,000
3.95          -            328,000      328,000      328,000        -          328,000
4.50          -             25,000       25,000         -           -             -
7.00          -            100,000      100,000         -           -          100,000
7.49          -            250,000      250,000         -           -          250,000
7.50          -             25,000       25,000       25,000        -             -
7.50          -            192,000      192,000      192,000        -          192,000
7.50          -            240,000      240,000      240,000        -          240,000
7.50          -            168,000      168,000      168,000        -          168,000
7.50          -             40,000       40,000       40,000        -           40,000
7.50          -            160,000      160,000      160,000        -          160,000
9.68          -             50,000       50,000       50,000        -             -
10.00         -             25,000       25,000       25,000        -             -
10.00         -            250,000      250,000        -            -          250,000
12.00         -            250,000      250,000      250,000        -             -
14.00         -            350,000      350,000        -            -          350,000
18.00         -            250,000      250,000      250,000        -             -
25.00         -            150,000      150,000      250,000        -          150,000

2.00          -            Expired *      -            -            -             -
ESOP          -       *    416,474 *    355,170      322,125        -             -
ESOP          -              -            -            -            -             -
             ---------------------    -----------------------  ------------------------
              -          4,814,141    4,121,603    3,163,558      50,000     2,886,000
             =====================    =======================  ========================

An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the months ended November 30, 2002 and 2001, respectively.

NOTE 13 - CAPITALIZATION ACTIVITIES:

         On July 10, 2000, Atlantic Pacific Communications, Inc., (a wholly owned subsidiary) initiated a stock offering in accordance with Regulation D promulgated under the Securities Act of 1933. Atlantic Pacific is offering units at $25,000 per unit. Each unit consists of 10,000 shares of common stock and 10,000 Class A warrants to purchase Atlantic Pacific common stock at a price of $6.00 per share with one warrant being issued as a unit with each common share sold. Atlantic Pacific will sell up to 4,000,000 shares of common stock and up to 4,000,000 Class A warrants; 400 units. As of August 31, 2001, 13.25 units were sold totaling 132,500 shares and resulting in proceeds of $331,250

NOTE 14 - RISK FACTORS:

         For the three months ended November 30, 2002 and 2001, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industry. Approximately, eighty percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty percent remainder have been created relatively evenly over the rest of the nation during the three months ended November 30, 2002. Whereas approximately seventy-two percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate twenty-six percent remainder has been created relatively evenly over the rest of the nation for the three months ended November 30, 2001. Through the normal course of business, the Company generally does not require its customers to post any collateral.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2002



         Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the three months ended November 30, 2002 and 2001, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - FOREIGN OPERATIONS:

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 2% at November 30, 2002 and 2001, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES:

         Leases

         The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

         For the quarters ending November 30, 2002 and 2001, rental expenses of approximately $228,000 and $305,000 respectively, were incurred.

         The Company also leases office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000,and expires July 31, 2004. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereas the monthly payments will increase by 3.5% at the beginning of both the second and third years.

         The Company's wholly owned subsidiary, Atlantic Pacific, leases office space in Houston, Texas, with Houston Industrial Partners, Ltd. This non-cancelable lease expires December 2005. The monthly payments are $6,345 per month.

         Atlantic Pacific also leases office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000,and expires February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereas they will increase by 3.2% at the thirteenth and twenty-fifth months.

         Atlantic Pacific also leased office space in Houston, Texas, with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expired September 2002 and maintained a five-year renewal option. The renewal option was waived in September 2002.

         The Company's subsidiary, ClearWorks.net, Inc., leases office space in Houston, Texas, with 2000 North Loop. This non-cancelable lease expires on April 30, 2003. The monthly payments will increase from $7,306 to $11,091 on April 30, 2000,and again on May 1, 2002, to $11,217 for the remaining twelve months.

         Also, ClearWorks.net, Inc., leases office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expires on July 31, 2003. The monthly payments are variable.

         Also, ClearWorks.net, Inc., leases office space in San Antonio, Texas, with Wade Holdings. This is a month-to-month lease. The monthly payments are $3,300.

         The Company's subsidiary, United Computing Group, leases office space in Houston, Texas, with Eastgroup Properties, L.P. This non-cancelable lease expires on August 31, 2003. The current monthly payments are $8,570. UCG previously leased office space with Techdyne, Inc., that expired August 31, 2002.

         The Company's subsidiary, ClearWorks Home Systems, leases office space in Austin, Texas, with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on September 1, 2002, and expires January 31, 2005. The monthly payments are $5,876.

         The Company's subsidiary, United Computing Group, leases office space in Dallas, Texas, with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000, expired on June 30, 2002, and was extended to expire on June 30, 2003. The monthly payments are $2,794.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2002


         Future obligations under the non-cancelable lease terms are:

                                   Period Ending
                                     August 31,               Amount
                                        2003              $   980,454
                                        2004                  570,888
                                        2005                  146,021
                                        2006                   36,000
                                                         -------------
                                        Total             $ 1,733,363


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2002




NOTE 17 - EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:


                                                      For the three months ended November 30, 2002
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------     -------------

         Net Loss                                     $(831)
         Basic EPS:
          Income available to
          common stockholders                         $(831)            74,493            $(0.01)

         Effect of Dilutive Securities
           Warrants                                                        154
                                                    -----------      -------------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                $(831)             74,647            $(0.01)
                                                   ===========      =============     =============



                                                      For the three months ended November 30, 2001
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------     -------------
         Net Income                                  $ (3,371)

         Basic EPS:
          Income available to
          common stockholders                          (3,371)            61,093            $(0.06)

         Effect of Dilutive Securities
         Warrants                                                           154
                                                    -----------      -------------
         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                 $  (3,371)           61,247             $(0.06)
                                                    ===========      =============     =============


         For the three months ended November 30, 2002 and 2001, anti-dilutive securities existed (see Note 12).

NOTE 18 - EMPLOYEE STOCK OPTION PLAN:

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of November 30, 2002 and 2001, 416,474 and 416,474 warrants have been issued to various employees. Of these outstanding warrants, 0 and 0 were exercised for the months ended November 30, 2002 and 2001, respectively. Additionally, 10,350 warrants have expired as of November 30, 2002.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2002

                                                         2002           2001
                                                       --------       --------
                          Dividend Yield                 0.00%         0.00%
                          Volatility                     0.91          0.91
                          Risk-free Interest Rate        7.00%         7.00%
                          Expected Life                    5             5

NOTE 19 - RETIREMENT PLANS:

         During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended November 30, 2002 and 2001, employee contributions were approximately $71,351 and $34,505, respectively. The Company matched approximately $25,858 and $12,038, respectively for those same periods.

NOTE 20 - MAJOR CUSTOMER:

         The Company had gross revenues of $8,761,000 and $8,761,000 for the three months ended November 30, 2002 and 2001, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                    November 30, 2002              November 30, 2001
              Customer           Amount       Percentage        Amount      Percentage
              --------           ------       ----------        ------      ----------
              Customer A         $             $0.00%           $1,463,000   16.70%
              Customer B         $             $0.00%           $     ---     0.00
              Customer C         $             $0.00%           $     ---     0.00

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

         Atlantic Pacific Communications, Inc., (APC) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers. As of September 1, 2002, Atlantic Pacific Communications, Inc. has assumed the operations of ClearWorks Home Systems, Inc. and for purposes of segment reporting previously reported segment HSI has been combined with APC for comparative purposes.

         ClearWorks Communications, Inc., (COMM) provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers.

         Eagle Broadband Services, Inc.
         Eagle Broadband Services, Inc., initiated its delivery of Bundled Digital Services to business and residential customers as of September 1, 2002. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

         ClearWorks Home Systems, Inc., (HSI) specializes in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single family and multi-family dwelling units. As of September 1, 2002, Atlantic Pacific Communications, Inc. has assumed the operations of ClearWorks Home Systems, Inc. and for purposes of segment reporting previously reported segment HSI has been combined with APC for comparative purposes.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2002



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


                                                FOR THE YEAR ENDING NOVEMBER 30, 2002


(in thousands)              Eagle      APC      EBS       UCG     Link II      .Net    Contact    DSS       Elim.     Consol.
                         -------------------------------------------------------------------------------------------------------
Revenue                       768      1,652      426      1,395       ---       ---      129      248        ---      4,618
Segment Profit/(Loss)        (589)       320     (232)      (344)      (79)      ---     (24)      130        ---       (818)
Total Assets              157,230     12,319   31,240        886     4,311    64,950      875      595   (141,764)   130,642
Capital Expenditures           42          8    1,419          2       ---       ---      ---      ---        ---      1,471
Dep. And Amort.                 3         56      144         31       ---       ---       20       12        ---        266




                                            FOR THE THREE MONTHS ENDING NOVEMBER 30, 2001


(in thousands)              Eagle      APC       EBS         UCG     Link II    .Net     Elim.      Consol.
                         -------------------------------------------------------------------------------------
Revenue                       101      1,780      514      6,360         6       ---      ---        8,761
Segment Profit / (Loss)    (2,296)      (248)    (140)      (268)     (577)      (30)     ---       (3,559)
Total Assets              154,096      4,552   15,788      4,287    30,125     1,257  (45,451)     164,654
Capital Expenditures          106          9    2,267          2       ---       ---      ---        2,384
Dep. And Amort.               818         55      127          6       312       ---      ---        1,318


         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 22 -- SUBSEQUENT EVENTS.

         During the first fiscal quarter ended November 30, 2002, UCG entered into an Exclusive Strategic Alliance Agreement with a major competitor and designated them as its Exclusive Product Fulfillment Partner. The agreement, among other things, entitles UCG to a fee structure on all product fulfillment referrals and further designates UCG as the exclusive Service Provider and designee with respect to Services including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, Professional and Managed Services for all customer relationships provided by UCG. The agreement further designates UCG as a Service Partner within the competitors' customer base and exclusively appoints UCG as its Service Partner within the competitor's customer base for all of UCG's RemoteManage247 offerings.

         During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding and is repayable in common stock. Eagle received $1,500,000 in cash during the quarter ended November 30, 2002, against this funding arrangement.

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

Overview

         For the quarter ended November 30, 2002, Eagle's business operations reflected further expansion into the broadband products and services that generate recurring revenues while migration away from the lower gross margin product fulfillment line of business previously conducted through its subsidiary United Computing Group, Inc. In addition, during fiscal 2002 and continuing into the first quarter of fiscal 2003, the Company conducted extensive cost reduction activities. We believe that the effects of these cost reduction measures will significantly reduce our fiscal 2003 ongoing expenses as evidenced by a $2,456,000 or 46% decline in operating expenses in the quarter ended November 30, 2002, as compared to the same quarter in 2001. The Company's consolidated operations generated revenues of $4,618,000 with a corresponding gross profit of $1,992,000 or 43% for the first fiscal quarter ended November 30, 2002. The decline in revenues in the first fiscal quarter of 2003 is a result of decreased sales of low-margin computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of partnering with a major competitor for provisioning of lower margin product fulfillment to its clients while concentrating UCG's going-forward efforts as a Service Provider including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, and Professional and Managed Services.

         During the quarter ended November 30, 2002, we continued the implementation of cost reductions in various operating segments that were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses on a run-rate basis. We anticipate that additional cost reduction efforts will continue into the second fiscal quarter of 2003. Also, the company is continuing the development of the "technology center" for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are negotiating and preparing to enter into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services.

         During the quarter ended November 30, 2002, we have begun shipments of our set-top box product line for installation in hospitality properties under our ongoing relationship with General Dynamics. We expect these shipments to continue throughout the remaining quarters of 2003.

Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; BroadbandMagic; Atlantic Pacific Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

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

         Eagle Broadband Services, Inc.
         Eagle Broadband Services, Inc. assumed the operations of ClearWorks Communications, Inc. as of September 1, 2002, and provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

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

Receivables

         For the three months ended November 30, 2002, Eagle accounts receivables decreased to $4,412,000 from $5,028,000 at August 31, 2002. The majority of this decrease is due to the corresponding revenue decrease of lower margin product fulfillment sales and the shift to more "recurring revenue" type of business.

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

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2002, Eagle's inventory total of $6,545,000 as compared to $6,059,000 at August 31, 2002. The additional inventory is primarily attributable to the purchase of components for increased demand of the Company's digital set-top boxes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

         NET SALES. For the three months ended November 30, 2002, net sales decreased to $4,618,000 from $8,761,000 during the three months ended November 30, 2001. The decline in revenues is a result of decreased sales of computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of partnering with a major competitor for provisioning of lower margin product fulfillment to its clients while concentrating UCG's going-forward efforts as a Service Provider including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, and Professional and Managed Services.

         COST OF GOODS SOLD. For the three months ended November 30, 2002, cost of goods sold decreased to $2,626,000 from $7,061,000 during the three months ended November 30, 2001. This decline was primarily associated with the decrease in lower gross margin product fulfillment sales. As a result of the Company's shift in strategy away from such lower margin product fulfillment, the Company's gross profit percentage increased to 43% for the three months ended November 30, 2002, from 19% during the three months ended November 30, 2001.

         OPERATING EXPENSES. For the three months ended November 30, 2002, operating expenses decreased to $2,826,000 from $5,283,000 during the three months ended November 30, 2001. The primary portions of the increase are discussed below:

         A $649,000 decrease in salaries, as a result of the personnel reductions completed as a component of the extensive cost reduction activities.

         A $118,000 decrease in advertising and promotion, due primarily to decreases in product introductions during the fist fiscal quarter of 2003 as compared to the same period last year.

         A $1,094,000 decrease in depreciation and amortization, due to the non-cash impairment charge against FCC licenses and equipment taken in the fourth fiscal quarter of fiscal 2002.

         A $455,000 decrease in other support costs, due to decreases in contract labor, interest, professional fees, rents and bad debt costs.

         A $140,000 decrease in research and development expenses due to timing of previously released products.

         NET EARNINGS. For the three months ended November 30, 2002, Eagle's net loss was $831,000, compared to net loss of $3,371,000 during the three months ended November 30,2001.

         CHANGES IN CASH FLOW. Eagle's operating activities used net cash of $720,000 in the three months ended November 30, 2002, compared to $2,979,000 in the three months ended November 30, 2001. The decrease in net cash used by operating activities was primarily attributable to a significant decline in net loss, an increase in inventory, offset by reductions in account receivable, depreciation and amortization and accounts payable. Eagle's investing activities used net cash of $1,483,000 in the three months ended November 30, 2002, compared to $2,744,000 in the three months ended November 30, 2001. The decrease was due primarily attributable to decreases of purchase of equipment for building out the bundled digital services infrastructure. Eagle's financing activities provided cash of $1,577,000, in the three months ended November 30,

         2002, compared to cash used of $1,840,000 in the three months ended November 30, 2001. The increase at November 30, 2002, is attributable to cash raised from funding agreements with an investment bank for general working capital purposes as compared to a pay off of the Atlantic Pacific's line of credit, pay down on United Computing Group's line of credit and continued repurchase of shares in the open market for retirement in the quarter ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES.

         Current assets for the period ended November 30, 2002, totaled $14,123,000 (includes cash and cash equivalents of $2,795,000) as compared to $14,866,000 reported for the year ended August 31, 2002. During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding and is fully repayable in stock at Eagle's option. Eagle has received $1,500,000 in cash during the quarter ended November 30, 2002, against this funding arrangement. In addition, Eagle engaged an investment-banking firm to provide a $20,000,000 equity line of credit. This line of credit will be activated upon Eagle filing a registration statement that complies with the terms and conditions of the agreement. In addition, Eagle has entered into negotiations with a financial institution to provide 10 million in conventional debt financing.

         Eagle believes that its working capital of $4,573,000 as of November 30, 2002, plus the additional funds raised and committed during the first fiscal quarter of 2003 should be sufficient to fund operations through the end of August 31, 2003. Historically, Eagle has financed its operations through the sale of debt and equity securities. As of November 30, 2002, Eagle has a limited amount of cash and cash equivalents. As such, if its current cash is insufficient to fund its operating and long-term capital needs, Eagle will rely on future bests-efforts financing for capital. The Company will need to raise additional capital to fund ongoing operations and long-term capital needs. If the company is not successful in raising additional capital, it may have to curtail or suspend or sell certain operations. As more fully described in Note 7 to the financial statements, Eagle's subsidiaries Atlantic Pacific and United Computing Group maintain an aggregate of up to $4,000,000 in credit facilities with a bank to provide working capital based on eligible accounts receivable. Refer to
         Note 7 for descriptions of lines of credit and other immediate forms of funding the Company has available

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,270,200 in market value as of November 30, 2002.

CREDIT RISKS

         The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. The company did not have any customers that represented greater than 10% of its revenues during the first fiscal quarter of 2003 and, as such, does not believe that the credit risk posed by any specific customer would have a material adverse affect on its financial condition.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on the Company's most recent evaluation, which was completed within 90 days of the filing of the Company's Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART 2. -- OTHER INFORMATION

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

         (a)  Exhibit
              99.1 CEO Certification
              99.2 CFO Certification

         (b)  Reports on Form 8-K
              None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EAGLE WIRELESS INTERNATIONAL, INC.


         Date: January 17, 2003                 By:    /s/ H. Dean Cubley
                                                       -----------------------
                                                       Dr. H. Dean Cubley
                                                       Chief Executive Officer

                                                       /s/ Richard R. Royall
                                                       -----------------------
                                                       Richard R. Royall
                                                       Chief Financial Officer

                                 CERTIFICATIONS

I, H. Dean Cubley, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eagle Broadband, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003


/S/ H. DEAN CUBLEY
--------------------------
H. Dean Cubley,
Chief Executive Officer

                                 CERTIFICATIONS

I, Richard R. Royall, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-Q of Eagle Broadband, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2003


/S/ RICHARD R. ROYALL
--------------------------
Richard R. Royall,
Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

99.1                            CEO Certification

99.2                            CEO Certification