Form 10-K
period 2003-02-28
EAGLE BROADBAND INC
filed 2003-04-21
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

As of April 15, 2003, there were 102,228,968 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                      INDEX


Part 1 - Financial Information                                                                   Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at February 28, 2003, and August 31, 2002            3

                  Consolidated Statements of Earnings for the Three and Six
                  Months Ended February 28, 2003 and 2002                                          4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Six Months Ended February 28, 2003, and Twelve Months Ended
                  August 31, 2002                                                                  5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  February 28, 2003 and 2002                                                       6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             24

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      28

         Item 4.  Controls and Procedures

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                               29

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              29

         Item 3.  Defaults Upon Senior Securities                                                 29

         Item 4.  Submission of Matters to a Vote of Security Holders                             29

         Item 5.  Other Information                                                               29

         Item 6.  Exhibits and Reports on Form 8-K                                                29

Signatures                                                                                        29


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS
                                                                           February 28,     August 31,
                                                                               2003            2002
                                                                             --------        --------


(Unaudited) (Audited)
         Current Assets:
              Cash and Cash Equivalents                                 $        1,653   $         3,421
              Accounts Receivable                                                4,167             5,028
              Inventories                                                        6,523             6,059
              Prepaid Expenses                                                     882               358
                                                                         -------------   ---------------
                  Total Current Assets                                          13,225            14,866

         Property and Equipment:
              Operating Equipment                                               37,331            34,509
              Less:  Accumulated Depreciation                                   (4,227)           (3,661)
                                                                         -------------    --------------
                  Total Property and Equipment                                  33,104            30,848

         Other Assets:
              Deferred Costs                                                       870               334
              Goodwill                                                           7,916             7,916
              Other Intangible Assets                                           80,109            79,900
              Less:  Accumulated Amortization                                   (4,278)           (4,278)
              Other Assets                                                         506               397
                                                                         -------------    --------------

                  Total Other Assets                                            85,124            84,269
                                                                         -------------    --------------

         Total Assets                                                    $     131,453    $      129,983
                                                                         =============    ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities:
              Accounts Payable                                           $       5,302    $        4,757
              Accrued Expenses                                                   1,419             2,873
              Notes Payable                                                      4,134             3,653
              Capital Lease Obligations                                             11                48
                                                                         -------------    --------------

                  Total Current Liabilities                                     10,866            11,331

         Long-Term Liabilities:
              Capital Lease Obligations
                (net of current maturities)                                         70                70
              Long-Term Debt                                                     1,196             1,202
                                                                         -------------    --------------

                  Total Long-Term Liabilities                                    1,266             1,272

                                         Commitments and Contingent Liabilities

         Shareholders' Equity:
              Preferred Stock  -  $.001 par value
                  Authorized  5,000,000 shares
                  Issued  -0- shares                                               ---               ---
              Common Stock  -  $.001 par value
                  Authorized  200,000,000 shares
                  Issued and Outstanding at February 28, 2003, and
                  August 31, 2002, 85,229,000 and 73,051,000, respectively          85                73
              Paid in Capital                                                  163,410           158,731
              Retained Earnings                                                (44,174)          (41,424)
                                                                         -------------    --------------

                  Total Shareholders' Equity                                   119,321           117,380
                                                                         -------------    --------------

         Total Liabilities and Shareholders' Equity                      $     131,453    $      129,983
                                                                         =============    ==============



See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)



                                        For the Three Months ended February 28     For the Six Months ended February 28
                                                      (Unaudited)
                                                 2003               2002                 2003                 2002
                                                 ----               ----                 ----                 ----

Net sales:
    Structured wiring                             1,040               1,892               2,600                3,592
    Broadband services                              888                 303               1,562                  566
    Products                                        151               4,746               2,195               11,213
    Other                                           984                 439               1,324                  770
                                            -------------       ------------        -------------        ------------
Total sales                                       3,063               7,380               7,681               16,141
                                            -------------       ------------        -------------        ------------
Costs of Goods Sold:
    Materials other than Cable and Wire               0                   0                   0                    1
    Direct Labor and Related Costs                  402                 703                 748                1,438
    Products and Integration Service                114               3,680               1,651                9,422
    Structured Wiring Labor and Materials           429                 375                 658                  696
    Broadband Services Costs                        254                 204                 530                  375
    Depreciation and Amortization                   114                  84                 228                  155
    Other Manufacturing Costs                        31                  19                 155                   39
                                            -------------       ------------        -------------        ------------
Total Costs of Goods Sold                         1,344               5,065               3,970               12,126
                                            -------------       ------------        -------------        ------------
Gross Profit                                      1,719               2,315                3,711               4,015
                                            -------------       ------------        -------------        ------------
Operating Expenses:
    Selling, General and Administrative:
        Salaries and Related Costs                1,355               2,192               2,863                4,349
        Advertising and Promotion                    19                 108                  56                  263
        Depreciation and Amortization               237               1,237                 390                2,484
        Other Support Costs                       1,073               1,258               2,170                2,810
        Research and Development                     27                  92                  59                  264
                                            -------------       ------------        -------------        ------------
Total Operating Expenses                          2,711               4,887               5,538               10,170
                                            -------------       ------------        -------------        ------------

Earnings/(Loss) From Operations Before
Other Revenues/(Expenses), Income Taxes            (992)             (2,572)             (1,827)              (6,155)
and Other Comprehensive Income

Other Revenues/(Expenses):
    Interest Income - net                            13                  63                  17                  275
    Other Income                                    ---                 ---                 ---                  ---
                                            -------------       ------------        -------------        ------------

       Total Other Revenues                          13                  63                  17                  275
Earnings/(Loss) Before Minority Interest
 in Affiliate, Income Taxes and Other
 Comprehensive Income                              (979)             (2,509)             (1,810)              (5,880)
                                            -------------       ------------        -------------        ------------

Provisions For Income Taxes                         ---                 ---                 ---                  ---
                                            -------------       ------------        -------------        ------------
Net Earnings/(Loss)                                (979)             (2,509)             (1,810)              (5,880)
                                            -------------       ------------        -------------        ------------
Other Comprehensive Income, Net of Tax
Unrealized Holding Gain/(Loss)                     (954)                (86)               (941)                (274)
                                            -------------       ------------        -------------        ------------
Other Comprehensive Income/(Loss)             $  (1,933)          $  (2,595)          $  (2,751)           $  (6,154)
                                            =============       ============        =============        ============
Net Earnings/(Loss) per Common Share:
Basic                                           $ (0.01)            $ (0.04)            $ (0.02)             $ (0.10)
Diluted                                         $ (0.01)            $ (0.04)            $ (0.02)             $ (0.10)
Comprehensive Income/(Loss)                     $ (0.02)            $ (0.04)            $ (0.03)             $ (0.10)



See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                  Additional                      Total
                                        Common Stock             Preferred         Paid In       Retained      Shareholders'
                                      Shares       Value           Stock           Capital       Earnings         Equity

Total Shareholders' Equity
   As of August 31, 2001              60,264          60              ---            153,426       (4,358)       149,128
                                    --------     -------        ---------          ---------     ---------     ---------

Net Loss for Twelve Months
   Ended August 31, 2002                 ---         ---              ---                ---      (36,787)       (36,787)
New Stock Issued to Shareholders:
   For Services and Compensation       1,648           2              ---                880          ---            882
   For Property and Other Assets       2,867           2              ---                591          ---            593
   For Retirement of Debt and
    Liabilities                        7,846           9              ---              3,577          ---          3,586

   For Warrants Conversion               ---         ---              ---                ---          ---            ---
   For Employee Stock Option Plan        ---         ---              ---                ---          ---            ---
   For Acquisitions                    2,002           2              ---              1,079          ---          1,081
   For Licenses and Investments          ---         ---              ---                100          ---            100

Syndication Costs                        ---         ---              ---                ---          ---            ---

Treasury Stock                        (1,576)         (2)             ---               (922)         ---           (924)

Unrealized Holding Gain                  ---         ---              ---                ---         (279)          (279)
                                     -------     -------        ---------         ----------     ---------       --------

Total Shareholders' Equity
   As of August 31, 2002              73,051     $    73        $     ---        $   158,731    $ (41,424)      $ 117,380
                                    ========      ======         ========         ==========     =========       ========

Net Loss for Six Months
   Ended February 28, 2003               ---         ---              ---                ---       (1,810)        (1,810)
New Stock Issued to Shareholders:
   For Services and Compensation         690         ---              ---                290          ---            290
   For Property and Other Assets       3,426           4              ---                779          ---            783
   For Retirement of Debt and
    Liabilities                        8,062           8              ---              3,610          ---          3,618

   For Warrants Conversion               ---         ---              ---                ---          ---            ---
   For Employee Stock Option Plan        ---         ---              ---                ---          ---            ---
   For Licenses and Investments          ---         ---              ---                ---          ---            ---

Syndication Costs                        ---         ---              ---                ---          ---            ---

Treasury Stock                           ---         ---              ---                ---          ---            ---

Unrealized Holding Gain                  ---         ---              ---                ---         (941)          (941)
                                     -------     -------        ---------        -----------     ---------     ---------

Total Shareholders' Equity
As of February 28, 2003               85,229     $    85        $     ---        $   163,410    $ (44,174)     $ 119,321
                                    ========      ======         ========         ==========     =========      ========


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  For the Six Months ended February 28,

                                                                              2003       2002
                                                                              ----       ----
                                                                               (Unaudited)
Cash Flows From Operating Activities
Net Earning/(Loss)                                                          $(2,751) $ (5,880)

Adjustments To Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Interest for Conversion Value                                                 91       ---
   Depreciation and Amortization                                                618     2,651
   Stock Issued for Interest Expense                                            ---        60
   Allowance for Doubtful Accounts                                              ---       138
   Stock Issued for Services Rendered                                           201       195
   (Increase)/Decrease in Accounts Receivable                                   861     1,270
   (Increase)/Decrease in Inventories                                          (406)    3,805
   (Increase)/Decrease in Prepaid Expenses                                     (524)       57
   Increase/(Decrease) in Accounts Payable                                      748      (944)
   Increase/(Decrease) in Accrued Expenses                                      (40)   (1,263)
                                                                              ------   -------
     Total Adjustment                                                         1,549     5,969

Net Cash Used by Operating Activities                                        (1,201)       89

Cash Flows From Investing Activities:
   (Purchase)/Disposal of Property and Equipment                             (2,336)   (9,642)
   (Increase)/Decrease in Acquisition Costs                                     ---         6
   (Increase)/Decrease in Deferred Costs                                       (669)      ---
   (Increase)/Decrease in Other Intangible Assets                               ---       (10)
   (Increase)/Decrease in Other Assets                                          ---    (1,713)
                                                                            -------    -------
Net Cash Used by Investing Activities                                        (3,005)  (11,359)

Cash Flows From Financing Activities:
   Increase/(Decrease) in Notes Payable & Long-Term Debt                      2,438       144
   Increase/(Decrease) in Capital Leases                                        ---       (37)
   Increase/(Decrease) in Line of Credit                                        ---      (813)
   Treasury Stock                                                               ---      (676)
                                                                             ------      -----
Net Cash Provided By Financing Activities                                     2,438    (1,382)
                                                                              -----    -------

Net Increase/(Decrease) in Cash                                              (1,768)  (12,652)

Cash At The Beginning of Period                                               3,421    23,843
                                                                              -----    ------
Cash At the End Of Period                                                   $ 1,653  $ 11,191

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                                    153  $     54


Supplemental non-cash investing activities (See Note 4) and changes in shareholder's equity:


See accompanying notes to consolidated financial statements.

NOTE 1 - Basis of Presentation and Significant Accounting Policies:

     Eagle Broadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a worldwide supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services. Manufacturing of the Eagle Wireless product line of wireless infrastructure products was licensed to a third party company during this reporting period.

A)   Consolidation

     At February 28, 2003, the Company's subsidiaries are: Atlantic Pacific Communications, Inc. (APC); Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); Eagle Broadband Services, Inc.; ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc.
     (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)   Cash and Cash Equivalents

     The Company has $1,653,000 and $3,421,000 invested in interest bearing accounts and marketable securities (Note 9) at February 28, 2003, and August 31, 2002, respectively.

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

D)   Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                           February 28,         August 31,
                                               2003               2002
                                           -----------         -----------

                Raw Materials              $   4,371             $ 4,515
                Work in Process                1,951               1,262
                Finished Goods                   201                 282
                                            --------              ------
                                           $   6,523             $ 6,059
                                            ========              ======

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

     Eagle Wireless International, Inc.
     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Manufacturing of the Eagle Wireless product line of wireless infrastructure products was licensed to a third party company during this reporting period.

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

F)   Research and Development Costs

     For the three months ended February 28, 2003, and 2002, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers and Orb'Phone Exchange. Research and development costs of $27,000 and $92,000 were expensed for the three months ended February 28, 2003 and 2002, respectively. Research and development costs of $59,000 and $264,000 were expensed for the six months ended February 28, 2003 and 2002, respectively.

     No research and development services were performed for outside parties for the three and six months ended February 28, 2003 and 2002.

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

                                                   February 28,     August 31,
                                                      2003            2002
                                                   -----------     -----------
       Weighted Average Number of Common
         Shares Outstanding Including

       Primary Common Stock Equivalents              76,692          64,004
       Fully Dilutive Common Stock Equivalents       76,846          64,158


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

K)   Advertising Costs

     Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the six months ended February 28, 2003, the Company has expensed $56,000 where $0 in costs has been deferred.

     For the six months ended, February 28, 2002, the Company expensed $263,000 whereas $0 in costs has been deferred.

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

O)   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the six months ended February 28, 2003 and 2002, the Company recorded a comprehensive loss of $941,000 and a loss of $274,000, respectively.

P)   Reclassification

     The Company has reclassified certain assets costs and expenses for the three and six months ended February 28, 2003 to facilitate comparison to the three and six months ended February 28, 2002.

Q)   Supporting Costs in Selling, General and Administrative Expenses

     Other support cost for the six months ending February 28, 2003 and 2002, are as follows, in thousands:


                                                       2003          2002
                                                     -----------------------
                  Advertising/Conventions         $     ---     $     ---
                  Auto Related                           38            76
                  Bad Debt                              ---           138
                  Contract Labor                        104           192
                  Delivery/Postage                       66            44
                  Fees                                  190           104
                  Interest                              259           467
                  Office                                114            75
                  Other                                  70           166
                  Professional                          198           326
                  Rent                                  472           729
                  Repairs and Maintenance                26            50
                  Travel                                153           ---
                  Taxes                                  65            51
                  Telephone & Utilities                 415           392
                                                     -----------------------
                  Total                           $   2,170     $   2,810
                                                     =======================

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

     At February 28, 2003, the Company evaluated its existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that are presented with goodwill and other intangible assets for financial reporting purposes have been reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle. The Company has also tested goodwill for impairment at November 30, 2002, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any.

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

     Amortization expense related to goodwill and intangibles was approximately $0 and $1,999,774 for the six months ended February 28, 2003, and 2002, respectively.

NOTE 2 - Accounts Receivable:

          Accounts receivable consist of the following, in thousands:

                                                    February 28,    August 31,
                                                       2003            2002
                                                    -----------    -----------
              Accounts Receivable                 $      4,409     $    5,270
              Allowance for Doubtful Accounts             (242)          (242)
                                                    -----------    -----------
              Net Accounts Receivable             $      4,167     $    5,028
                                                    ===========    ===========

NOTE 3 - Property, Plant & Equipment and Intangible Assets:

         Components of property, plant & equipment are as follows, in thousands:


                                                                    February 28,      August 31,
                                                                       2003              2002
                                                                    -----------      -----------
                  Automobile                                        $      392       $      392
                  Head-End Facility and Fiber Infrastructure            29,620           27,164
                  Furniture & Fixtures                                     636              634
                  Leasehold Improvements                                   217              216
                  Office Equipment                                       1,025            1,015
                  Property, Manufacturing & Equipment                    5,441            5,088
                                                                    -----------      -----------
                      Total Property, Plant & Equipment             $   37,331       $   34,509
                         Less: Accumulated Depreciation                 (4,227)          (3,661)
                                                                    -----------      -----------
                      Net Property, Plant & Equipment               $   33,104       $   30,848
                                                                    ===========      ===========



         Components of intangible assets are as follows, in thousands:

                                                                     February 28,     August 31,
                                                                        2003             2002
                                                                     -----------     ------------
                  Goodwill                                           $    7,916      $     7,916
                  Contract Rights                                        74,513           74,513
                  Licenses, Permits, Deferred Costs & Other Assets        6,973            6,118
                                                                     -----------     ------------
                      Total Intangible Assets                        $   89,402      $    88,547
                         Less: Accumulated Amortization                  (4,278)          (4,278)
                                                                     -----------     ------------
                      Net Intangible Assets                          $   85,124      $    84,269
                                                                     ===========     ============



NOTE 4  - Business Combinations:

     Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At February 28, 2003, the Company has an accrual for $921,000 for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 5 - Notes Payable:

     The following table lists the Company's note obligations as of February 28, 2003, and August 31, 2002, in thousands:



                                              Annual
                                             Interest                        February 28,  August 31,
                                               Rate           Due Date          2003          2002
                                          -----------------------------------------------------------
                 Vehicles                     Various         Various         $      14    $      27
                 Convertible Debentures       2%-6%           Demand              4,269        4,000
                 Other                        Various         Various             1,047          828
                                                                              ---------    ---------

                 Total notes payable                                          $   5,330    $   4,855
                 Less current portion                                             4,134        3,653
                                                                              ---------    ---------
                 Total long-term debt                                         $   1,196    $   1,202
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

     Minimum future lease payment under capital lease as of February 28, 2003, and August 31, 2002, for each of the next five years and in the aggregate are (in thousands):


                                                                   February 28, 2003        August 31, 2002
                                                                   -----------------       -----------------
                  Total minimum lease payments                     $              88       $             128
                  Less : Amount representing interest                              7                      10
                                                                   -----------------       -----------------
                  Present value of net minimum lease payments                     81                     118
                  Less: Current maturity capital lease obligation                 11                      48
                                                                   -----------------       -----------------
                    Long-term capital lease obligation                            70                      70
                                                                   =================       =================


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
                                                    =================

NOTE 7 - Line of Credit:

     During the Company's first fiscal quarter ended November 30, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. As of February 28, 2003, APC reduced its accounts receivable by $167,132 to reflect the gross sale of $196,626 to SWBT less $29,494 of reserves held by SWBT against such purchases.

     The Company, through its subsidiary United Computing Group, Inc. (UCG), entered into a credit facility in July 2002 with Southwest Bank of Texas
     (SWBT) to provide working capital, repay the prior credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of February 28, 2003, UCG reduced its accounts receivable by $115,517 to reflect the gross sale of $132,844 to SWBT less $17,328 of reserves held by SWBT against such purchases.

NOTE 8 - Convertible Debentures:

     During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). At the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to CCP on the third year anniversary from the date of the debenture or (b) converted. The three-year debenture bears interest at 5% and is repayable in stock or cash. The method of repayment is determined by the Company. The significant conversion terms are that CCP is entitled, at its option, to convert, and sell on the same day, at any time and from time to time subject to the terms of the agreement, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to either (a) $1.00 or (b) 90% of the average of the four lowest closing trade prices of the common stock, for the five trading days immediately preceding the conversion date. CCP shall not be entitled to convert the debenture for a period of 180 days from the date of the debenture. After 180 days, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert, and sell on the same day up to $50,000 every five business days. After 12 months from the date of the debenture, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert and sell on the same day up to $75,000 every five business days. Notwithstanding the foregoing, after 180 days from the date of the debenture, CCP shall be entitled, at its option, to convert and sell on the same day without restriction if the conversion price is above $1.00. At February 28, 2003, the Company had received $2,225,000 for the issuance of the debenture. Additionally, the Company recorded a $91,000 charge to interest expense and paid in capital the value assigned to the conversion feature through February 28, 2003.

     At August 31, 2002, $2,000,000 in principal plus $600,000 of accrued interest and fees was outstanding to Candlelight Investors, LLC. In November 2002, the Company issued 3,000,000 shares of stock to settle this debt.

     During 2001, the Company acquired ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks, and as a result of the acquisition, is now a secondary subsidiary of Eagle. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000 (the "First Note"), and Link Two has the ability to require Tail Wind to purchase additional convertible notes in the amount of $4,000,000 (the "Second Note") and $3,000,000 (the "Third Note"). The conversion terms of the convertible debentures become effective after ninety days of the initial closing date. The note balance will be due in fiscal 2003. Link Two may require Tail Wind to purchase the Second Note if: (a) the price of Eagle's common stock is above $5.00 per share for 20 consecutive trading days during calendar 2001, and other various terms are met. Link Two may require Tail Wind to purchase the Third Note if the price of Eagle's common stock is above $8.00 per share for 20 consecutive trading days during calendar 2001, and the agreed upon covenants are met. In conjunction with the issuance of the First Note, Link Two issued Tail Wind a warrant, and if Link Two chooses to issue the Second and Third Notes, it will issue Tail Wind additional warrants.

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

     At February 28, 2003, the securities had an original basis of $5,576 determined by multiplying the number of shares acquired by the fair market value of those shares. At the February 28, 2003 balance sheet date, the fair market value of these securities was $6,128; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

               Security Name           Shares          Cost           Current
                                                      Basis             FMV
                                                   -----------    -----------
         FHLMC                           42             4,180          4,408
         FNMA                            17             1,396          1,720
                                                   -----------    -----------
         Totals                                    $    5,576     $    6,128
                                                   ===========    ===========

     Other marketable securities, Urbana and Burst.com, with an adjusted cost basis of $750,000 and fair market value of $317,500 are included in cash and cash equivalents category and are held for resale.

NOTE 10 - Income Taxes:

     As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
     Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.


     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                    February 28,     August 31,
                                                         2003          2002
                                                         ----          ----
                                                          %             %
            U.S. Federal Statutory Tax Rate               34            34
            U.S. Valuation Difference                    (34)          (34)
                                                        ----           ----
            Effective U.S. Tax Rate                        0             0
            Foreign Tax Valuation                          0             0
                                                           -             -
            Effective Tax Rate                             0             0
                                                           =            ==

     Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                  February 28,      August 31,
                                                     2003              2002
                                                   ---------         ---------
            Computed expected tax benefit         $     (333)       $  (12,508)
            Increase in valuation allowance              333            12,508
                                                   ---------         ---------
                                                  $      ---        $      ---
                                                   =========         =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2003, and August 31, 2002, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                     February 28,  August 31,
                                                       2003          2002
                                                     ---------     ---------
            Deferred tax assets:
            Accounts receivable, principally due
            to allowance for doubtful accounts      $      ---     $     ---

            Net operating loss carry-forwards           24,663        24,047
            Less valuation allowance                   (24,663)      (24,047)
                                                     ---------     ---------
            Net deferred tax assets                        ---           ---

            Deferred tax liabilities:
            Differences in depreciation                    ---           ---
                                                     ---------     ---------
            Net deferred tax liabilities            $      ---     $     ---
                                                     =========     =========

     The valuation allowance for deferred tax assets of February 28, 2003, and August 31, 2002, was $24,663,000 and $24,047,000, respectively. At February 28, 2003, the Company has net operating loss carry-forwards of $36,403,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 11 - Issuance of Common Stock:

     For the six months ended February 28, 2003, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

          Shares Outstanding August 31, 2002                             73,051
                                                                      ---------
          Shares issued for Retirement of Debt and Liabilities            8,062
          Shares issued for Services, Compensation, Property and 4,116 Other Assets
                                                                      ---------
          Shares Outstanding February 28, 2003                           85,229
                                                                      =========

NOTE 12 - Preferred Stock, Stock Options and Warrants:

     In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of February 28, 2003, options to purchase 416,474 are outstanding and 983,526 are available to be issued.

     The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at February 28, 2003:

          50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of February 28, 2003, none of these options have been exercised

          50,000  stock  purchase  warrants  issued to Weed & Co. L.P.  expiring
          December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, 25,000 warrants have been exercised resulting in cash proceeds of $38,750 and the balance of the warrants expired unexercised.

          20,000 stock purchase warrants issued to Kason, Inc., expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. As of February 28, 2003, 6,234 warrants have been exercised resulting cash proceeds of $10,910 and the balance of warrants expired unexercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As February 28, 2003, all of these warrants have expired unexercised.

          40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised and have expired unexercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of February 28, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

          250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of February 28, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As February 28, 2003, none of these warrants have been exercised.

          192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As February 28, 2003, none of these warrants have been registered, issued or exercised.

          168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As February 28, 2003, none of these warrants have been registered, issued or exercised.

          40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been registered, issued or exercised.

          160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As February 28, 2003, none of these warrants have been registered, issued or exercised.

          50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          25,000 stock  purchase  warrants  issued to Synchton,  Inc.,  expiring
          April 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, all of these warrants have expired unexercised.

          250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of February 28, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of November 30, 2002, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of February 28, 2003, none of these warrants have been exercised.

          150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of February 28, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. . As of February 28, 2003, none of these warrants have been exercised.

     The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).




                Warrants Issued          Warrants Exercisable                Warrants
Class of          February 28,                February 28,              Non-         Non-
Warrants       2003          2002        2003              2002      Exercisable  Registered
--------      --------------------      ------------------------    --------------------------
1.04             -          50,000        50,000               -       50,000        50,000
1.50             -         600,000             -               -            -             -
1.55             -          50,000             -          25,000            -             -
1.75             -          20,000             -          13,766            -             -
2.00             -          25,000        25,000          25,000            -             -
2.00             -          41,667        41,667          41,667            -             -
2.25             -          41,667        41,667          41,667
3.00             -          50,000             -          50,000            -             -
3.00             -          58,333        58,333          58,333            -             -
3.75             -          40,000        40,000          40,000            -        40,000
3.75             -         160,000       160,000         160,000            -       160,000
3.75             -         232,000       232,000         232,000            -       232,000
3.75             -         176,000       176,000         176,000            -       176,000
3.95             -         328,000       112,000         328,000            -       328,000
4.50             -          25,000        25,000               -            -             -
7.00             -         100,000       100,000               -            -       100,000
7.49             -         250,000       250,000               -            -       250,000
7.50             -          25,000        25,000          25,000            -             -
7.50             -         192,000       192,000         192,000            -       192,000
7.50             -         240,000       240,000         240,000            -       240,000
7.50             -         168,000       168,000         168,000            -       168,000
7.50             -          40,000        40,000          40,000            -        40,000
7.50             -         160,000       160,000         160,000            -       160,000
9.68             -          50,000        50,000          50,000            -             -
10.00            -          25,000        25,000          25,000            -             -
10.00            -         250,000       250,000               -            -       250,000
12.00            -         250,000       250,000         250,000            -             -
14.00            -         350,000       350,000               -            -       350,000
18.00            -         250,000       250,000         250,000            -             -
25.00            -         150,000       150,000         250,000            -       150,000

2.00             -         Expired  *          -               -            -             -
ESOP             -  *      416,474  *    355,170         322,125            -             -
ESOP             -               -             -               -            -             -
         ------------   -------------  ----------     -----------  -----------   -----------
                 -       4,814,141     3,816,837       3,163,558       50,000     2,886,000
         ============================  ==========================  =========================



An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the months ended February 28, 2003 and 2002, respectively.

NOTE 13 - Capitalization Activities:

     The Company is currently offering up to $10,000,000 in "Units", each Unit consisting of a $25,000, 12% five-year bond ("Bonds") to a limited number of Accredited Investors. The Bonds are due and payable upon maturity at the end of the five-year period. Interest on the Bonds is payable at the rate of 12% per annum, and is payable semiannually. The Bondholder may require Eagle to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. Eagle may redeem the Bonds at any time after the first year but not before. The issuance of the Bonds, or any share of the common stock to be issued in payment of the Bonds, has not been registered or approved by the Securities and Exchange Commission ("SEC") or any state securities commission nor has the SEC or any state securities commission passed on the accuracy of the Confidential Private Placement Memorandum under which these Bonds are being offered. Furthermore, the Bonds may not be assigned, transferred, sold, or otherwise hypothecated. Any representation to the contrary is a criminal offense. The Confidential Private Placement Memorandum does not constitute any offer in any jurisdiction in which an offer is not authorized. The Bonds, and any share of common stock to be issued in payment of the Bonds, are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, and may not be sold or otherwise disposed of except in transactions that are subsequently registered under applicable federal and state securities laws, or in transactions exempt from such registration Eagle received $43,750 in proceeds from this private placement of securities in the quarter ended February 28, 2003.

NOTE 14 - Risk Factors:

     For the six months ended February 28, 2003 and 2002, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industry. Approximately, seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty-four percent remainder have been created relatively evenly over the rest of the nation during the six months ended February 28, 2003. Whereas approximately eighty percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty percent remainder has been created relatively evenly over the rest of the nation for the three months ended February 28, 2002. Through the normal course of business, the Company generally does not require its customers to post any collateral.

     Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the six months ended February 28, 2003 and 2002, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - Foreign Operations:

     Although the Company is based in the United States,  its product is sold on
     the   international   market.   Presently,    international   sales   total
     approximately 0% and 0% at February 28, 2003 and 2002, respectively.

NOTE 16 - Commitments and Contingent Liabilities:

     Leases

     The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

     For the six months ending February 28, 2003 and 2002, rental expenses of approximately $472,000 and $729,000 respectively, were incurred.

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

     Atlantic Pacific also leased office space in Houston, Texas, with W L and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expired September 2002 and maintained a five-year renewal option. The renewal option was waived in September 2002.

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

     Future obligations under the non-cancelable lease terms are:

                              Period Ending             Amount
                               August 31,
                                  2003              $   980,454
                                  2004                  570,888
                                  2005                  146,021
                                  2006                   36,000
                                                    ------------
                                  Total             $ 1,733,363

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

     ClearWorks is a defendant in Kaufman Bros., LLP v. ClearWorks.net, Inc., and Eagle Wireless, Inc., (Index No. 600939/01), which is pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. This suit is scheduled for trial on September 16, 2003. The defendants deny the allegations of the complaint.

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

     Other Commitments

     On July 13, 2000, the Company entered into an agreement with Sands Brothers & Co., LTD. (Sands) whereby Sands will perform financial advisory services and assist the Company with mergers and acquisitions, corporate finances and other related matters for a period of two years. As compensation for these services, the Company will immediately pay Sands $50,000 and issue them 10,000 shares of the Company's common stock. As an additional inducement, the Company has issued Sands 1,000,000 stock purchase warrants to be exercisable for a three-year period expiring July 13, 2003. These warrants shall vest and be exercisable as follows: 25% of such warrants shall vest upon execution of this agreement and shall have an exercise price per share of $7.49; an additional 25% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $10.00 per share and shall be exercisable at $10.00 per share; an additional 35% shall vest when and if the closing price of the common stock at any time during the exercise period reaches $14.00 per share and shall be exercisable at $14.00 per share; an additional 15% shall vest at any time during the exercise period when the closing price of the common stock at any time reaches $25.00 per share and shall be exercisable at $25.00 per share. Additionally, Sands shall receive further compensation for other activities such as fund raising based upon a percent of all monies raised. This agreement expired July 13, 2002.

NOTE 17 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:



                                                   For the six months ended February 28, 2003
                                                   ------------------------------------------
                                                      Income         Shares       Per-Share
                                                    (Numerator)   (Denominator)    Amount
         Net Loss                                    $(1,810)

         Basic EPS:
          Income available to
          common stockholders                        $(1,810)        76,692        $(0.02)

         Effect of Dilutive Securities
           Warrants                                                     154
                                                     --------      ---------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(1,810)         76,846        $(0.02)
                                                     ========    ==========         ======

                                                   For the three months ended February 28, 2002
                                                   --------------------------------------------
                                                      Income         Shares       Per-Share
                                                    (Numerator)   (Denominator)    Amount
         Net Income                                 $ (5,880)

         Basic EPS:
          Income available to
          common stockholders                         (5,880)         60,707        $(0.10)

         Effect of Dilutive Securities
         Warrants                                                        154
                                                     --------      ----------

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                 $ (5,880)         60,707        $(0.10)
                                                     ========         ======         ======


     For the six months ended February 28, 2003 and 2002, anti-dilutive securities existed (see Note 12).

NOTE 18 - Employee Stock Option Plan:

     In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of February 28, 2003 and 2002, 416,474 and 416,474 warrants have been issued to various employees. Of these outstanding warrants, 0 and 0 were exercised for the months ended November 30, 2002 and 2001, respectively. Additionally, 10,350 warrants have expired as of February 28, 2003.

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

                                                         2003            2002
                                                       --------        --------
                          Dividend Yield                 0.00%           0.00%
                          Volatility                     0.91            0.91
                          Risk-free Interest Rate        7.00%           7.00%
                          Expected Life                     5               5

NOTE 19 - Retirement Plans:

     During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. The Company temporarily suspended all activity associated with its 401(k) plan in February 2003.

NOTE 20 - Major Customer:

     The Company had gross revenues of $7,681,000and $16,141,000 for the six months ended February 28, 2003 and 2002, respectively. The following parties individually represent a greater than ten percent of these revenues.

                              February 28, 2003           February 28, 2002
            Customer         Amount   Percentage       Amount      Percentage
            --------         ------   ----------       ------      ----------
            Customer A       $           0.00%           $            0.00%
            Customer B       $           0.00%           $            0.00%
            Customer C       $           0.00%           $            0.00%

     During the six months ended February 28, 2002, the Company had outstanding accounts receivable with Enron Corporation and many of its' subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

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


                For the six month period ending February 28, 2003

(in thousands)            Eagle       APC      EBS       UCG     Link II    .Net    Contact    DSS       Elim.     Consol.
                        ---------- --------- -------- --------- --------- -------- --------- -------- ---------- ----------
Revenue                     1,394     2,767   1,084      1,734       ---      ---      225      477        ---      7,681
Segment Profit/(Loss)     (1,620)     (108)   (332)      (637)     (106)      ---     (92)      264        ---    (2,751)
Total Assets              166,837     9,587  33,870      1,010    32,091   54,369      480      829   (167,620)   131,453
Capital Expenditures          ---        11   2,810        ---       ---      ---      ---        1        ---      2,822
Dep. And Amort.                78       112     289         62       ---      ---       53       19        ---        618

                For the six month period ending February 28, 2002

(in thousands)            Eagle      APC       EBS       UCG     Link II    .Net    Contact    DSS       Elim.     Consol.
                        ---------- --------- -------- --------- --------- -------- --------- -------- ---------- ----------
Revenue                       254     3,940     987     10,758        24      ---       71      107        ---     16,141
Segment Profit/(Loss)     (4,044)     (168)   (310)      (414)   (1,204)    (105)       46       45        ---    (6,154)
Total Assets              167,222    10,257  26,537      3,161    42,920   64,941      659      412   (152,561)   163,548
Capital Expenditures          147        41   8,654         26       ---      ---      ---      ---        ---      8,868
Dep. And Amort.             1,651        98     222          8       615       45      ---      ---        ---      2,639


     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Note 22 - Subsequent Events.

     None.

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

Overview

     For the quarter and six month period ended February 28, 2003, Eagle's business operations reflected Eagle's business objective of moving toward profitability through further expansion into the broadband products and services that generate recurring revenues while migration away from the lower gross margin product fulfillment line of business. In addition, during the first six months of fiscal 2003, the Company conducted extensive cost reduction activities. We believe that the effects of these cost reduction measures will significantly reduce our fiscal 2003 ongoing expenses as evidenced by a $4,632,000 or 46% decline in operating expenses in the first six months ended February 28, 2003, as compared to the same six month period in 2002. The Company's consolidated operations generated revenues of $3,063,000 and $7,681,000 while achieving corresponding gross profits of $1,719,000 or 56% and $3,711,000 or 48%; respectively for the quarter and six-month period ended February 28, 2003. The decline in revenues in the second fiscal quarter and six-month period ending February 28,2003 is primarily attributable to the discontinuance of direct sales of low-margin computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a Service Provider including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, and Professional and Managed Services versus its historical emphasis on direct product fulfillment.

     During the quarter ended February 28, 2003, we continued the implementation of cost reductions in various operating segments that were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses on a run-rate basis. We anticipate that additional cost reduction efforts will continue into the third fiscal quarter of 2003. Also, the company is continuing the development of the "technology center" for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are negotiating and preparing to enter into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services.

     During the six month period ended February 28, 2003, we began shipments of our set-top box product line for installation in hospitality properties under our ongoing relationship with General Dynamics. We expect these shipments to continue throughout the remaining quarters of 2003.

Revenue Recognition

     The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc.; BroadbandMagic; Atlantic Pacific Communications, Inc.; United Computing Group, Inc.; Contact Wireless, Inc.; and DSS Security, Inc., names.

     Eagle Wireless International, Inc.
     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Manufacturing of the Eagle Wireless product line of wireless infrastructure products was licensed to a third part company during this reporting period.

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

Receivables

     For the six months ended February 28, 2003, Eagle accounts receivables decreased to $4,167,000 from $5,028,000 at August 31, 2002. The majority of this decrease is due to the corresponding revenue decrease of lower margin product fulfillment sales and the shift to more "recurring revenue" type of business.

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

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2003, Eagle's inventory total of $6,523,000 as compared to $6,059,000 at August 31, 2002. The additional inventory is primarily attributable to the purchase of components for increased demand of the Company's digital set-top boxes.

Results Of Operations

For the Three Months and Six Months Ended February 28, 2003 and 2002

     Net Sales. For the three months ended February 28, 2003, net sales decreased to $3,063,000 from $7,380,000 as compared to the three months ended February 28, 2002. For the six months ended February 28, 2003, net sales decreased to $7,681,000 from $16,141,000 as compared to the six months ended February 28, 2002. The corresponding declines in revenues for these periods is primarily attributable to a decrease in sales of computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating on service offerings, a decrease in sales of structured wiring in the Company's Atlantic Pacific Communications subsidiary with partial offset by continued increase in the Company's broadband services.

     Cost Of Goods Sold. For the three months ended February 28, 2003, cost of goods sold decreased to $1,344,000 from $5,065,000 for the comparable three months ended February 28, 2002. For the six months ended February 28, 2003, cost of goods sold decreased to $3,970,000 from $12,126,000 for the six months ended February 28, 2002. These declines were primarily associated with the decrease in lower gross margin product fulfillment sales. As a result of the Company's shift in strategy away from such lower margin product fulfillment, the Company's gross profit percentage increased to 56% and 48%, respectively for the three and six months ended February 28, 2003 from 31% and 25%, respectively during the three and six months ended February 28, 2002.

     Operating Expenses. For the three months ended February 28, 2003, operating expenses decreased to $2,711,000 from $4,887,000 as compared to the three months ended February 28, 2002. For the six months ended February 28, 2003, operating expenses decreased to $5,538,000 from $10,170,000 as compared to the six months ended February 28, 2002. The primary portions of the increase are discussed below:

     An $837,000 and $1,486,000 decrease in salaries, as a result of the personnel reductions completed as a component of the extensive cost reduction activities for the three and six months ended February 28, 2003 and 2002, respectively.

     An $89,000 and $207,000 decrease in advertising and promotion, due primarily to decreases in product introductions for the three and six months ended February 28, 2003 and 2002, respectively.

     A $1,000,000 and $2,094,000 decrease in depreciation and amortization for the three and six months ended February 28, 2003 and 2002, respectively, due to the non-cash impairment charge against FCC licenses and equipment taken in the fourth fiscal quarter of fiscal 2002.

     A $185,000 and $640,000 decrease in other support costs for the three and six months ended February 28, 2003 and 2002, respectively, due to decreases in contract labor, interest, professional fees, rents and bad debt costs.

     A $65,000 and $205,000 decrease in research and development expenses for the three and six months ended February 28, 2003 and 2002, respectively, due to the timing of previously released products and projects with capitalization activities.

     Net Earnings. For the three and six months ended February 28, 2003, Eagle's net loss was $979,000 and $1,810,000, respectively, compared to a net loss of $2,509,000 and $5,880,000 for the three and six months ended February 28,2002.

     Changes In Cash Flow. Eagle's operating activities used net cash of $1,201,000 in the six months ended February 28, 2003, compared to $89,000 of cash provided in the six months ended February 28, 2002. The increase in net cash used by operating activities was primarily attributable to a significant decline in net loss, an increase in inventory and accounts payable, offset by reductions in account receivable, and depreciation and amortization. Eagle's investing activities used net cash of $3,005,000 in the six months ended February 28, 2003, compared to $11,359,000 in the six months ended February 28, 2002. The decrease was due primarily attributable to decreases of purchase of equipment for building out the bundled digital services infrastructure. Eagle's financing activities provided cash of $2,438,000, in the six months ended February 28, 2003, compared to cash used of $1,382,000 in the six months ended February 28, 2002. The increase in cash flows from financing activities at February 28, 2003, is attributable to cash raised from convertible debenture funding agreements with an investment bank for general working capital purposes and proceeds from borrowings against short-term notes as compared to a pay off of the Atlantic Pacific's line of credit, pay down on United Computing Group's line of credit and continued repurchase of shares in the open market for retirement in the quarter ended February 28, 2002.

Liquidity And Capital Resources.

     Current assets for the period ended February 28, 2003, totaled $13,225,000 (includes cash and cash equivalents of $1,653,000) as compared to $14,866,000 (including cash and cash equivalents of $3,421,000) reported for the year ended August 31, 2002. During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding and is fully repayable in stock at Eagle's option. Eagle received $1,500,000 in cash during the first quarter ended November 30, 2002 and $725,000 in the second quarter ended February 28, 2003, against this funding arrangement. Additionally, Eagle received $300,000 in proceeds against a short-term note in February 2003. Lastly, Eagle received $43,750 in proceeds from a private placement of securities structured as a Q-Series Five-year Bond discussed in detail in Note 13 herein. Eagle engaged an investment-banking firm to provide a $20,000,000 equity line of credit. This line of credit can be activated upon Eagle filing a registration statement that complies with the terms and conditions of the agreement. Additionally, Eagle has a commitment to fund up to $2,000,000 for its operations through a corporation that provides long-term funding of security contracts. The funding is subject to verification and audit of Eagle's 6,000 security-monitoring contracts.

     Working capital for the period ended February 28, 2003, totaled $2,359,000 as compared to $3,535,000 reported for the year ended August 31,2003. Eagle believes that its working capital of $2,359,000 as of February 28, 2003, plus additional funds anticipated from commitments in various stages of negotiations as of the date of this report should be sufficient to fund operations through the end of August 31, 2003. Historically, Eagle has financed its operations through the sale of debt and equity securities. As of February 28, 2002, Eagle has a limited amount of cash and cash equivalents. As such, if its current cash is insufficient to fund its operating and long-term capital needs, Eagle will rely on future bests-efforts financing for capital. The Company will need to raise additional capital to fund ongoing operations and long-term capital needs. The Company is currently in final negotiations with three different sources of long term financing that could provide a minimum of $9,000,000 and a maximum of $20,000,000 if successful. If the company is not successful in raising additional capital, it may have to curtail or suspend or sell certain operations. As more fully described in Note 7 to the financial statements, Eagle's subsidiaries Atlantic Pacific and United Computing Group maintain an aggregate of up to $4,000,000 in credit facilities with a bank to provide working capital based on eligible accounts receivable. Refer to Note 7 for descriptions of lines of credit and other immediate forms of funding the Company has available

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

     The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both significant cash and liquidity risks associated with its common stock investments aggregating $317,500 in market value as of February 28, 2003.

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


                       EAGLE WIRELESS INTERNATIONAL, INC.


         Date: April 18, 2003             By:      /s/ H. Dean Cubley
                                                   --------------------------
                                                   Dr. H. Dean Cubley
                                                   Chief Executive Officer

                                                   /s/ Richard R. Royall
                                                   --------------------------
                                                   Richard R. Royall
                                                   Chief Financial Officer

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

Date: April 18, 2003


/S/_______________________
H. Dean Cubley,
Chief Executive Officer

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

Date: April 18, 2003


/S/_______________________
Richard R. Royall,
Chief Financial Officer