Form 10-Q
period 2003-05-31
EAGLE BROADBAND INC
filed 2003-07-21
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

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

As of July 15, 2003, there were 125,931,965 shares of common stock outstanding.




                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                      INDEX


Part 1 - Financial Information                                                                   Page
         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at May 31, 2003, and August 31, 2002                 3

                  Consolidated Statements of Earnings for the Three and Nine
                  Months Ended May 31, 2003 and 2002                                               4

                  Consolidated Statements of Changes in Shareholders' Equity for the
                  Nine Months Ended May 31, 2003, and Twelve Months Ended
                  August 31, 2002                                                                  5

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  May 31, 2003 and 2002                                                            6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             25

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      29

         Item 4.  Controls and Procedures

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                               30

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              30

         Item 3.  Defaults Upon Senior Securities                                                 30

         Item 4.  Submission of Matters to a Vote of Security Holders                             30

         Item 5.  Other Information                                                               30

         Item 6.  Exhibits and Reports on Form 8-K                                                30

Signatures                                                                                        31



                                                                     ASSETS

                                                                             May 31,          August 31,
                                                                              2003                2002
                                                                          (Unaudited)          (Audited)
         Current Assets:
              Cash and Cash Equivalents                                 $        2,284   $         3,421
              Accounts Receivable                                                3,494             5,028
              Inventories                                                        7,183             6,059
              Prepaid Expenses                                                   1,137               358
                                                                         -------------   ---------------
                  Total Current Assets                                          14,098            14,866

         Property and Equipment:
              Operating Equipment                                               40,805            34,509
              Less:  Accumulated Depreciation                                  (4,554)           (3,661)
                                                                         -------------    --------------
                  Total Property and Equipment                                  36,251            30,848

         Other Assets:
              Deferred Costs                                                       334               334
              Goodwill                                                           7,916             7,916
              Other Intangible Assets                                           80,109            79,900
              Less:  Accumulated Amortization                                  (4,278)           (4,278)
              Other Assets                                                         424               397
                                                                         -------------    --------------

                  Total Other Assets                                            84,505            84,269
                                                                         -------------    --------------

         Total Assets                                                    $     134,854    $      129,983
                                                                         =============    ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities:
              Accounts Payable                                           $       5,838    $        4,757
              Accrued Expenses                                                   2,925             2,873
              Notes Payable                                                      4,933             3,653
              Capital Lease Obligations                                             80                48
                                                                         -------------    --------------

                  Total Current Liabilities                                     13,776            11,331

         Long-Term Liabilities:
              Capital Lease Obligations
                (net of current maturities)                                         11                70
              Long-Term Debt                                                                       1,202
                                                                         -------------    --------------

                  Total Long-Term Liabilities                                       11             1,272

                                         Commitments and Contingent Liabilities

         Shareholders' Equity:
              Preferred Stock  -  $.001 par value
                  Authorized  5,000,000 shares
                  Issued  -0- shares                                               ---               ---
              Common Stock  -  $.001 par value
                  Authorized  200,000,000 shares
                  Issued and Outstanding at May 31, 2003, and
                  August 31, 2002, 110,085,000 and 73,051,000, respectively        110                73
              Paid in Capital                                                  167,707           158,731
              Retained Earnings                                               (46,750)          (41,424)
                                                                         -------------    --------------

                  Total Shareholders' Equity                                   121,067           117,380
                                                                         -------------    --------------

         Total Liabilities and Shareholders' Equity                      $    134,854    $      129,983
                                                                         ============    ==============

         See accompanying notes to consolidated financial statements.




                                                     For the Three Months ended May 31       For the Nine Months ended May 31
                                                                (Unaudited)
                                                        2003               2002                 2003                 2002
                                                        ----               ----                 ----                 ----
        Net sales:
            Structured wiring                               598               1,988               3,198                5,580
            Broadband services                              657                 348               2,219                  914
            Products                                        527               3,278               2,722               14,491
            Other                                            65                 871               1,389                1,641
                                                    -------------       ------------        -------------        ------------
        Total sales                                       1,847               6,485               9,528               22,626
                                                    -------------       ------------        -------------        ------------
        Costs of Goods Sold:
            Materials other than Cable and Wire               0                   0                   0                    1
            Direct Labor and Related Costs                  245                 670                 993                2,108
            Products and Integration Service                605               2,167               2,256               11,589
            Structured Wiring Labor and Materials           326                 691                 984                1,387
            Broadband Services Costs                        152                 266                 682                  641
            Depreciation and Amortization                   114                 124                 342                  279
            Other Manufacturing Costs                                           102                 155                  141
                                                    -------------       ------------        -------------        ------------
        Total Costs of Goods Sold                         1,442               4,020               5,412               16,146
                                                    -------------       ------------        -------------        ------------
        Gross Profit                                        405               2,465                4,116               6,480
                                                    -------------       ------------        -------------        ------------
        Operating Expenses:
            Selling, General and Administrative:
                Salaries and Related Costs                  413               2,442               3,276                6,791
                Advertising and Promotion                    21                 118                  77                  381
                Depreciation and Amortization               213               1,243                 603                3,727
                Other Support Costs                       2,606               1,194               4,776                4,004
                Research and Development                    125                  85                 184                  349
                                                    -------------       ------------        -------------        ------------
        Total Operating Expenses                          3,378               5,082               8,916               15,252
                                                    -------------       ------------        -------------        ------------

        Earnings/(Loss) From Operations Before
        Other Revenues/(Expenses), Income Taxes          (2,973)             (2,617)             (4,800)              (8,772)
        and Other Comprehensive Income

        Other Revenues/(Expenses):
            Interest Income - net                            52                  49                  69                  324
            Other Income                                    ---                 ---                 ---                  ---
                                                    -------------      ------------        -------------        ------------

               Total Other Revenues                          52                  49                  69                  324
        Earnings/(Loss) Before Minority Interest
        in                                               (2,921)             (2,568)             (4,731)              (8,448)
        Affiliate, Income Taxes and Other
        Comprehensive Income
                                                    -------------       ------------        -------------        ------------

        Provisions For Income Taxes                         ---                 ---                 ---                  ---
                                                    -------------       ------------        -------------        ------------
        Net Earnings/(Loss)                              (2,921)             (2,568)             (4,731)              (8,448)
                                                    -------------       ------------        -------------        ------------
        Other Comprehensive Income, Net of Tax
        Unrealized Holding Gain/(Loss)                      346                 208                (595)                 (66)
                                                    -------------       ------------        -------------        ------------
        Other Comprehensive Income/(Loss)             $  (2,575)          $  (2,360)          $  (5,326)           $  (8,514)
                                                    =============       ============        =============        ============
        Net Earnings/(Loss) per Common Share:
        Basic                                            $ (0.04)            $ (0.04)            $ (0.06)            $ (0.13)
        Diluted                                          $ (0.04)            $ (0.04)            $ (0.06)            $ (0.13)
        Comprehensive Income/(Loss)                      $ (0.04)            $ (0.04)            $ (0.06)            $ (0.13)

        See accompanying notes to consolidated
        financial statements.


                                                                                  Additional                     Total
                                        Common Stock             Preferred        Paid In          Retained      Shareholders'
                                      Shares       Value         Stock            Capital          Earnings      Equity
Total Shareholders' Equity
   As of August 31, 2001              60,264          60                 ---         153,426       (4,358)       149,128
                                    --------     -------        ------------       ---------     ---------     ---------

Net Loss for Twelve Months
   Ended August 31, 2002                 ---         ---              ---                ---      (36,787)       (36,787)
New Stock Issued to Shareholders:
   For Services and Compensation       1,648          2               ---                880          ---            882
   For Property and Other Assets       2,867          2               ---                591          ---            593
   For Retirement of
    Debt and Liabilities               7,846          9               ---              3,577          ---          3,586
   For Acquisitions                    2,002          2               ---              1,079          ---          1,081
   For Licenses and Investments          ---         ---              ---                100          ---            100


Treasury Stock                       (1,576)         (2)              ---              (922)          ---          (924)

Unrealized Holding Gain                  ---         ---              ---                ---         (279)         (279)
                                     -------     -------        ---------        -----------     --------        --------

Total Shareholders' Equity
   As of August 31, 2002              73,051     $    73        $     ---        $   158,731    $ (41,424)     $ 117,380
                                    ========      ======         ========         ==========     =========      ========

Net Loss for Nine Months
   Ended May 31, 2003                    ---         ---              ---                ---       (4,731)       (4,731)
New Stock Issued to Shareholders:
   For Services and Compensation       6,258           6              ---              1,409          ---          1,415
   For Property and Other Assets      14,938          16              ---              3,032          ---          3,048
   For Retirement of
    Debt and Liabilities              15,838          15               ---             4,903          ---          4,918

Syndication Costs                        ---         ---              ---              (368)          ---          (368)

Unrealized Holding Gain                  ---         ---              ---                ---         (595)         (595)
                                     -------     -------        ---------         ----------     --------       --------

Total Shareholders' Equity
As of May 31, 2003                   110,085     $   110        $     ---       $   167,707     $ (46,750)     $ 121,067
                                    ========      ======         ========        ==========     ==========      ========


See accompanying notes to consolidated financial statements.



                                                                     For the Nine Months ended May 31,

                                                                              2003       2002
                                                                              ----       ----
                                                                                (Unaudited)
Cash Flows From Operating Activities
Net Earning/(Loss)                                                         $ (5,326)$   (8,514)

Adjustments to Reconcile Net Earnings to Net Cash
Used By Operating Activities:
   Interest for Conversion Value                                                 91       ---
   Depreciation and Amortization                                                945     4,006
   Stock Issued for Interest Expense                                            266        92
   Allowance for Doubtful Accounts                                              102       138
   Stock Issued for Services Rendered                                         1,060       243
   (Increase)/Decrease in Accounts Receivable                                 1,432     1,411
   (Increase)/Decrease in Inventories                                        (1,124)    2,785
   (Increase)/Decrease in Prepaid Expenses                                     (777)       51
   Increase/(Decrease) in Accounts Payable                                    1,284      (506)
   Increase/(Decrease) in Accrued Expenses                                    1,456    (1,575)
                                                                              -----    -------
     Total Adjustment                                                         4,735     6,645

Net Cash Used by Operating Activities                                          (591)   (1,869)

Cash Flows From Investing Activities:
   (Purchase)/Disposal of Property and Equipment                             (3,486)  (13,633)
   (Increase)/Decrease in Acquisition Costs                                     ---         6
   (Increase)/Decrease in Deferred Costs                                        (52)      ---
   (Increase)/Decrease in Syndication Costs                                    (368)       (9)
   (Increase)/Decrease in Other Assets                                          ---      (234)
                                                                            -------      -----
Net Cash Used by Investing Activities                                        (3,906)  (13,870)

Cash Flows From Financing Activities:
   Increase/(Decrease) in Notes Payable & Long-Term Debt, net                 3,360       552
   Increase/(Decrease) in Capital Leases                                        ---       (56)
   Increase/(Decrease) in Line of Credit                                        ---      (834)
   Treasury Stock                                                               ---      (783)
                                                                            -------      -----
Net Cash Provided By Financing Activities                                     3,360    (1,121)
                                                                              -----    -------

Net Increase/(Decrease) in Cash                                              (1,137)  (16,860)

Cash At The Beginning Of Period                                               3,421    23,843
                                                                              -----    ------
Cash At The End Of Period                                                    $2,284   $ 6,983
                                                                             ======   =======

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for Interest                                 $    286  $     96


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

A)        Consolidation

          At May 31, 2003, the Company's subsidiaries are: Atlantic Pacific Communications, Inc. (APC); Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); Eagle Broadband Services, Inc.; ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM); ClearWorks Home Systems, Inc. (HSI); Contact Wireless, Inc. (CWI); DSS Security, Inc. (DSS); United Computing Group, Inc. (UCG); and Link Two Communications, Inc. (LINK II). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)        Cash and Cash Equivalents

          The Company has $2,284,000 and $3,421,000 invested in interest bearing accounts and marketable securities (Note 9) at May 31, 2003, and August 31, 2002, respectively.

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

D)        Inventories

          Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                       May 31,                   August 31,
                                                        2003                       2002
                                                      ---------                  ----------
                           Raw Materials              $   4,620                  $ 4,515
                           Work in Process                2,359                    1,262
                           Finished Goods                   204                      282
                                                       --------                   ------
                                                      $   7,183                  $ 6,059
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

          Eagle Broadband, Inc.
          Eagle Broadband engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributors or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to the Company's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented.

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

F)        Research and Development Costs

          For the three months ended May 31, 2003, and 2002, the Company performed research and development activities for internal projects related to its convergent set-top boxes as well as its multi-media entertainment centers and Orb'Phone Exchange. Research and development costs of $125,000 and $85,000 were expensed for the three months ended May 31, 2003 and 2002, respectively. Research and development costs of $184,000 and $349,000 were expensed for the nine months ended May 31, 2003 and 2002, respectively.

          No research and development services were performed for outside parties for the three and nine months ended May 31, 2003 and 2002.

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

                                                                       May 31,       August 31,
                                                                       2003          2002
                                                                    -----------     -----------
                  Weighted Average Number of Common
                    Shares Outstanding Including

                  Primary Common Stock Equivalents                      83,117          64,004
                  Fully Dilutive Common Stock Equivalents               83,271          64,158


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

K)       Advertising Costs

         Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the nine months ended May 31, 2003, the Company has expensed $77,000 where $0 in costs has been deferred.

         For the nine months ended, May 31, 2002, the Company expensed $381,000 whereas $0 in costs has been deferred.

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

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the nine months ended May 31, 2003 and 2002, the Company recorded an unrealized loss of $595,000 and $66,000, respectively.

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the three and nine months ended May 31, 2003 to facilitate comparison to the three and six months ended May 31, 2002.

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support costs for the nine months ending May 31, 2003 and 2002, are as follows, in thousands:


                                                       2003          2002
                                                     ---------     --------

                  Advertising/Conventions         $     ---     $      ---
                  Auto Related                           43            119
                  Bad Debt                              101            138
                  Contract Labor                      1,312            257
                  Delivery/Postage                       80             67
                  Fees                                  278             91
                  Interest                              552            598
                  Office & Insurance                    127            214
                  Other                                 158            196
                  Professional                          424            453
                  Rent                                  709          1,099
                  Repairs and Maintenance                46             82
                  Travel                                217            ---
                  Taxes                                  72             87
                  Telephone & Utilities                 657            603
                                                     ------       --------
                  Total                             $ 4,776        $ 4,004
                                                     ======       ========


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

         At May 31, 2003, the Company evaluated its existing goodwill and intangible assets acquired in purchase business combinations completed prior to July 1, 2001. The carrying amount of recognized intangible assets that meet the criteria for recognition apart from goodwill or any identifiable intangible assets that are presented with goodwill and other intangible assets for financial reporting purposes have been reclassified and reported separately from goodwill. The unamortized balance of any negative goodwill will be recognized as the cumulative effect of a change in accounting principle. The Company has also tested goodwill for impairment at May 31, 2003, using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any.

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

         Amortization expense related to goodwill and intangibles was approximately $0 and $3,008,000 for the nine months ended May 31, 2003, and 2002, respectively.

NOTE 2 - Accounts Receivable:
         --------------------

                  Accounts receivable consist of the following, in thousands:

                                                                             May 31,         August 31,
                                                                             2003            2002
                                                                           -----------      ------------
                  Accounts Receivable                                 $         3,778  $        5,270
                  Allowance for Doubtful Accounts                                (284)           (242)
                                                                           -----------      ------------
                  Net Accounts Receivable                             $         3,494  $        5,028
                                                                           ===========      ============

NOTE 3 - Property, Plant & Equipment and Intangible Assets:
         -------------------------------------------------

         Components of property, plant & equipment are as follows, in thousands:

                                                                              May 31,          August 31,
                                                                              2003             2002
                                                                           -----------      ------------
                  Automobile                                          $           392  $            392
                  Head-End Facility and Fiber Infrastructure                   30,353            27,164
                  Furniture & Fixtures                                            578               634
                  Leasehold Improvements                                          272               216
                  Office Equipment                                              1,028             1,015
                  Property, Manufacturing & Equipment                           8,182             5,088
                                                                           -----------      ------------
                      Total Property, Plant & Equipment               $        40,805  $         34,509
                         Less: Accumulated Depreciation                        (4,554)           (3,661)
                                                                           -----------      ------------
                      Net Property, Plant & Equipment                 $        36,251  $         30,848
                                                                           ===========      ============

         Components of intangible assets are as follows, in thousands:

                                                                              May 31,        August 31,
                                                                              2003           2002
                                                                           -----------       -----------
                  Goodwill                                            $         7,916  $          7,916
                  Contract Rights                                              74,513            74,513
                  Licenses, Permits, Deferred Costs & Other Assets              6,354             6,118
                                                                           -----------      ------------
                      Total Intangible Assets                         $        88,783  $         88,547
                         Less: Accumulated Amortization                       (4,278)           (4,278)
                                                                           -----------      ------------
                      Net Intangible Assets                           $        84,505  $         84,269
                                                                           ===========      ============

NOTE 4  - Business Combinations:
          ----------------------

         Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 to intangible assets. The intangible assets include, among other things, approximately 4,000 current customers being billed monthly for wireless messaging services. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At May 31, 2003, the Company has an accrual for $921,000 for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 5 - Notes Payable:
         --------------

         The following table lists the Company's note obligations as of May 31, 2003, and August 31, 2002, in thousands:

                                                         Annual
                                                        Interest                         May 31,      August 31,
                                                          Rate           Due Date        2003         2002
                                                    ---------------- ---------------     --------     ---------
                 Vehicles                                Various         Various         $    21      $      27
                 Convertible Debentures                  2%-6%           Demand            4,226          4,000
                 Other                                   Various         Various             686            828
                                                                                         --------     ---------

                 Total notes payable                                                     $ 4,933      $   4,855
                 Less current portion                                                      4,933          3,653
                                                                                         --------     ---------
                 Total long-term debt                                                    $    -       $   1,202
                                                                                         ========     =========

NOTE 6 - Capital Lease Obligations:
         -------------------------

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

         Minimum future lease payment under capital lease as of May 31, 2003, and August 31, 2002, for each of the next five years and in the aggregate are (in thousands):

                                                                    May 31, 2003             August 31, 2002
                                                                   -------------             --------------
                  Total minimum lease payments                      $        101               $      128
                  Less : Amount representing interest                         10                       10
                                                                   -------------               ----------
                  Present value of net minimum lease payments                 91                      118

                  Less:   Current  maturity  capital  lease                   80                       48
                  obligation
                                                                   -------------               ----------
                    Long-term capital lease obligation                        11                       70
                                                                   =============               ==========

         Future obligations under the lease terms are as follows (in thousands):

                 Period Ended                                            Amount
                                                                       ---------
                     2004                                                     89
                     2005                                                     12
                                                                       ---------
                 Total                                                 $     101
                                                                       =========

NOTE 7 - Line of Credit:
         ---------------

          During the Company's first fiscal quarter ended November 30, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. As of May 31, 2003, APC reflected as a note payable $320,469 to reflect the gross sale of $377,022 in accounts receivable to SWBT less $56,553 of reserves held by SWBT against such purchases.

         The Company, through its subsidiary United Computing Group, Inc. (UCG), entered into a credit facility in July 2002 with Southwest Bank of Texas (SWBT) to provide working capital, repay the prior credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of May 31, 2003, UCG reflected as a note payable $129,955 to reflect the gross sale of $152,888 in accounts receivable to SWBT less $22,933 of reserves held by SWBT against such purchases.

NOTE 8 - Convertible Debentures:
--------------------------------

During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). At the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to CCP on the third year anniversary from the date of the debenture or (b) converted. The three-year debenture bears interest at 5% and is repayable in stock or cash. The method of repayment is determined by the Company. The significant conversion terms are that CCP is entitled, at its option, to convert, and sell on the same day, at any time and from time to time subject to the terms of the agreement, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to either (a) $1.00 or (b) 90% of the average of the four lowest closing trade prices of the common stock, for the five trading days immediately preceding the conversion date. CCP shall not be entitled to convert the debenture for a period of 180 days from the date of the debenture. After 180 days, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert, and sell on the same day up to $50,000 every five business days. After 12 months from the date of the debenture, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert and sell on the same day up to $75,000 every five business days. Notwithstanding the foregoing, after 180 days from the date of the debenture, CCP shall be entitled, at its option, to convert and sell on the same day without restriction if the conversion price is above $1.00. Under the terms of this agreement Eagle received $2,500,000 in cash and a $500,000 secured convertible debenture from Celerity Systems, Inc.(CCI) bearing interest at ten percent due September 19, 2007. Eagle is entitled, at its option, to convert, and sell on the same day, at any time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into CCI shares. The conversion price is equal to either $.06 or eighty-seven and one-half percent (87.5%) of the lowest bid price of the common stock for the preceding five trading days. At May 31, 2003, Eagle has converted $75,000 of the bond into 65,598,524 shares of CCI. Eagle intends to liquidate the bond into cash through the conversion process and immediate sale of CCI shares. This investment is recorded at a cost of $500,000 until the debenture or converted shares are sold. At May 31, 2003, the underlying value of this debenture is approximately $850,000. Subsequent to May 31, 2003, Eagle has submitted additional bond conversion notices of $75,000 which will convert into 80,486,740 shares of CCI common stock. Eagle is in discussions with CCP to amend certain provisions of the debenture as it relates to shares currently issued and stock payments for accrued interest.

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

NOTE 9 - Marketable Securities:
         ----------------------

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At May 31, 2003 and August 31, 2001, all of the Company's marketable equity securities are classified as available-for-sale; with the intent to dispose of them within the next year.

         At May 31, 2003, the securities had an original basis of $1,250,000 determined by multiplying the number of shares acquired by the fair market value of those shares. At the May 31, 2003 balance sheet date, the fair market value of these securities was $1,163,000; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain (loss) and is included below current earnings in "Other Comprehensive Income."

NOTE 10 - Income Taxes:
          -------------

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


         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                             May 31,             August 31,
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

                                                              May 28,           August 31,
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
                                                              =========           =========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2003, and August 31, 2002, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                                   May 31,          August 31,
                                                                   2003             2002
                                                                 ---------          ---------
                  Deferred tax assets:
                  Accounts receivable, principally due
                  to allowance for doubtful accounts             $   ---           $    ---

                  Net operating loss carry-forwards               25,656             24,047
                  Less valuation allowance                       (25,656)           (24,047)
                                                                 ---------          ---------
                  Net deferred tax assets                             ---             ---

                  Deferred tax liabilities:
                  Differences in depreciation                         ---                ---
                                                                 ---------          ---------
                  Net deferred tax liabilities                   $    ---           $    ---
                                                                 =========          =========

         The valuation allowance for deferred tax assets of May 31, 2003, and August 31, 2002, was $24,663,000 and $24,047,000, respectively. At May
         31, 2003, the Company has net operating loss carry-forwards of $36,403,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 11 - Issuance of Common Stock:
          -------------------------

         For the nine months ended May 31, 2003, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

                  Shares Outstanding August 31, 2002                                   73,051
                                                                              ----------------
                  Shares issued for Retirement of Debt and Liabilities                 15,838
                  Shares  issued for  Services,  Compensation,  Property and           21,196
                  Other Assets
                                                                              ----------------
                  Shares Outstanding May 31, 2003                                     110,085
                                                                              ================

NOTE 12 - Preferred Stock, Stock Options and Warrants:
          -------------------------------------------

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of May 31, 2003, options to purchase 447,264 are outstanding and 952,736 are available to be issued.

         The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at May 31, 2003:

                  50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc., expiring April 4, 2005 The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of May 31, 2003, none of these options have been exercised

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring December 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.55 per share. The shares of common stock underlying the warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2003, 25,000 warrants have been exercised resulting in cash proceeds of $38,750 and the balance of the warrants expired unexercised.

                  20,000 stock purchase warrants issued to Kason, Inc., expiring October 7, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.75 per share. The shares of common stock underlying these warrants were registered for resale on November 30, 2000, under the Securities Act of 1933. As of May 31, 2003, 6,234 warrants have been exercised resulting cash proceeds of $10,910 and the balance of warrants expired unexercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.10 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2002. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.35 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.


                  25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.69 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.

                  232,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.61 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.


                  176,000 stock purchase warrants issued to Tech Technologies Services, LLC expiring April 24, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.75 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.

                  328,000 stock purchase warrants issued to Candlelight Investors, LLC. Expiration of warrants is as follows: 104,000 on December 31, 2002, 112,000 on February 15, 2003 and the remaining 112,000 on April 19, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.95 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, all of these warrants have expired unexercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $4.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  100,000 stock purchase warrants issued to National Financial Communications Corp. expiring June 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.00 per share. As of May 31, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.49 per share. As of May 31, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As May 31, 2003, none of these warrants have been exercised.

                  192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been registered, issued or exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.39 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, none of these warrants have been registered, issued or exercised.

                  168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, none of these warrants have been registered, issued or exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.35 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been registered, issued or exercised.

                  160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As May 31, 2003, none of these warrants have been registered, issued or exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.28 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  50,000 stock purchase warrants issued to Weed & Co. L.P. expiring June 10, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $9.68 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $10.00 per share. These warrants are not exercisable until and unless the closing price of Common Stock at any time during the exercise period reaches $10.00 per share. As of May 31, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.26 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $12.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  1,230,000 stock purchase warrants issued to Eagle Broadband employees under incentive clauses of employment contracts expiring September 1, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.41 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  350,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $14.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $14.00 per share. As of May 31, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  250,000 stock purchase warrants issued to Hampton-Porter Investment Bankers LLC expiring June 27, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $18.00 per share. The shares of common stock underlying these warrants were registered for resale on August 3, 2000, under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.

                  150,000 stock purchase warrants issued to Sands Brothers & Co., LTD. expiring July 13, 2003. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $25.00 per share. These warrants, however, are not exercisable until and unless the closing price of the Common Stock at any time during the exercise period reaches $25.00 per share. As of May 31, 2003, the underlying shares of common stock have not yet been registered for resale under the Securities Act of 1933. . As of May 31, 2003, none of these warrants have been exercised.

                  1,000,000 stock purchase warrants issued to MJK., expiring February 27, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.18 per share. The shares of common stock underlying these warrants have been registered for resale under the Securities Act of 1933. As of May 31, 2003, none of these warrants have been exercised.


         The warrants outstanding are segregated into four categories (exercisable, non-exercisable, non-registered, and expired).

                         Warrants Issued          Warrants Exercisable    Warrants
    Class of                 May 31,                    May 31,           Non-          Non-
    Warrants            2003         2002         2003          2002      Exercisable   Registered
-----------------------------------------------  --------------------------------------------------
      0.18           1,000,000            -    1,000,000           -            -             -
      0.26              25,000            -            -           -            -        25,000
      0.28              25,000            -            -           -            -        25,000
      0.35              25,000       25,000       25,000           -            -        25,000
      0.38              25,000       25,000       25,000           -            -        25,000
      0.39              25,000       25,000       25,000           -            -        25,000
      0.41           1,230,000            -    1,230,000           -            -     1,230,000
      0.61              25,000       25,000       25,000           -            -        25,000
      0.69              25,000       25,000       25,000           -            -        25,000
      1.04              50,000       50,000       50,000           -       50,000        50,000
      1.10              25,000       25,000       25,000      25,000            -             -
      1.35              25,000       25,000       25,000      25,000            -             -
      1.55            Cancelled      50,000            -      25,000            -             -
      1.75              45,000       45,000            -      13,766            -             -
      2.00              25,000       25,000       25,000      25,000            -             -
      2.00              41,667       41,667       41,667      41,667            -             -
      2.25              41,667       41,667       41,667      41,667            -             -
      3.00            Cancelled      50,000            -      50,000            -             -
      3.00              58,333       58,333       58,333      58,333            -             -
      3.75            Cancelled      40,000            -      40,000            -             -
      3.75            Cancelled     160,000            -     160,000            -             -
      3.75            Cancelled     232,000            -     232,000            -             -
      3.75            Cancelled     176,000            -     176,000            -             -
      3.95            Cancelled     328,000            -     328,000            -             -
      4.50              25,000       25,000       25,000           -            -             -
      7.00             100,000      100,000      100,000           -            -       100,000
      7.49             250,000      250,000      250,000           -            -       250,000
      7.50              25,000       25,000       25,000      25,000            -             -
      7.50             192,000      192,000      192,000     192,000            -       192,000
      7.50             240,000      240,000      240,000     240,000            -       240,000
      7.50             168,000      168,000      168,000     168,000            -       168,000
      7.50             200,000      200,000      200,000     200,000            -       200,000
      9.68            Cancelled      50,000            -      50,000            -             -
     10.00             250,000      275,000      250,000      25,000            -       250,000
     12.00             250,000      250,000      250,000     250,000            -             -
     14.00             350,000      350,000      350,000           -            -       350,000
     18.00             250,000      250,000      250,000     250,000            -             -
     25.00             150,000      150,000      150,000     250,000            -       150,000

      2.00                   -       Expired *         -           -            -             -
ESOP                   447,264  *   437,264  *   437,264     322,125            -             -
ESOP                         -            -            -           -            -             -
           --------------------  -----------  --------------------------------------------------

                     5,613,931    4,434,931    5,508,931   3,213,558       50,000     3,355,000
           =================================  ==================================================

An asterisk (*) denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the months ended February 28, 2003 and 2002, respectively.


NOTE 13 - Capitalization Activities:
          --------------------------

         The Company is currently offering up to $10,000,000 in "Units", each Unit consisting of a $25,000, 12% five-year Q-series bond ("Bonds") to a limited number of Accredited Investors. The Bonds are due and payable upon maturity at the end of the five-year period. Interest on the Bonds is payable at the rate of 12% per annum, and is payable semiannually. The Bondholder may require Eagle to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. Eagle may redeem the Bonds at any time after the first year but not before. The issuance of the Bonds, or any share of the common stock to be issued in payment of the Bonds, has not been registered or approved by the Securities and Exchange Commission ("SEC") or any state securities commission nor has the SEC or any state securities commission passed on the accuracy of the Confidential Private Placement Memorandum under which these Bonds are being offered. Furthermore, the Bonds may not be assigned, transferred, sold, or otherwise hypothecated. Any representation to the contrary is a criminal offense. The Confidential Private Placement Memorandum does not constitute any offer in any jurisdiction in which an offer is not authorized. The Bonds, and any share of common stock to be issued in payment of the Bonds, are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, and may not be sold or otherwise disposed of except in transactions that are subsequently registered under applicable federal and state securities laws, or in transactions exempt from such registration.

NOTE 14 - Risk Factors:
          -------------

         For the nine months ended May 31, 2003 and 2002, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industry. Approximately, seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty-four percent remainder have been created relatively evenly over the rest of the nation during the nine months ended May 31, 2003. Whereas approximately seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, one percent have been created in the international market, and the approximate twenty-three percent remainder has been created relatively evenly over the rest of the nation for the nine months ended May 31, 2002. Through the normal course of business, the Company generally does not require its customers to post any collateral.

         Although the Company had previously concentrated its efforts in the wireless infrastructure industry and has since expanded into the fiber, cable and broadband markets for the nine months ended May 31, 2003 and 2002, it is management's belief that the Company's diversification into other products and services reduces its credit and economic risk exposures in the technology and manufacturing sectors.

NOTE 15 - Foreign Operations:
          -------------------

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 1% at May 31, 2003 and 2002, respectively.

NOTE 16 - Commitments and Contingent Liabilities:
          ---------------------------------------

         Leases

         The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

         For the nine months ending May 31, 2003 and 2002, rental expenses of approximately $709,000 and $1,099,000 respectively, were incurred.

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

         Future obligations under the non-cancelable lease terms are:


                                     Period Ending            (000's)
                                     August 31,                Amount
                                     -------------       --------------
                                        2003                    $ 850
                                        2004                      571
                                        2005                      146
                                        2006                       36
                                                         --------------
                                        Total                  $1,603

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

         On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc., (the petition was later amended to include the following defendants: Michael T. McClere, H. Dean Cubley, Link Two Communications, Inc., A. L. Clifford, Jim Futer and McManus & Company, P.C. d/b/a E. McManus & Co., P.L.L.C.) for breach of contract and other related matters in Cause No. 2001-64056; In the 281st Judicial District Court of Harris County, Texas. The suit seeks recovery of damages in excess of $10,000,000 plus attorney's fees and court costs. The court granted ClearWorks a temporary restraining order, wherein the Court enforced a covenant against competition provision found in the individual's employment contracts with the Company. Such order restrains these individuals from competing against ClearWorks for a period of six months. This lawsuit is currently in the discovery phase. The defendants deny the allegations of the complaint. This lawsuit is scheduled for the two week trial docket beginning December 1, 2003.

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

NOTE 17 - Earnings Per Share:
          -------------------

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                                                                   For the nine months ended May 31, 2003
                                                                   --------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------      ------------
         Net Loss                                     $(4,731)
         Basic EPS:
          Income available to
          common stockholders                        $(4,731)           83,117            $(0.06)

         Effect of Dilutive Securities
           Warrants                                                        154
                                                     --------         ----------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(4,731)            83,271            $(0.06)
                                                     ========    =============             ======

                                                                   For the nine months ended May 31, 2002
                                                                   --------------------------------------

                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                     ----------       -----------       ------------
         Net Income                                  $ (8,448)

         Basic EPS:
          Income available to
          common stockholders                         (8,448)             63,455            $(0.13)

         Effect of Dilutive Securities
         Warrants                                                           154
                                                     --------         ----------

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                 $  (8,448)        63,609               $(0.13)
                                                     =========        ======                ======

     For the nine months ended May 31, 2003 and 2002, anti-dilutive securities existed (see Note 12).

NOTE 18 - Employee Stock Option Plan:
          ---------------------------

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of May 31, 2003 and 2002, 416,474 and 416,474 warrants have been issued to various employees. Of these outstanding warrants, 0 and 0 were exercised for the months ended May 31, 2003 and 2002, respectively. Additionally, 10,350 warrants have expired as of May 31, 2003.

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

                                                         2003            2002
                                                       ----------      --------
                          Dividend Yield                 0.00%         0.00%
                          Volatility                     0.91          0.91
                          Risk-free Interest Rate        7.00%         7.00%
                          Expected Life                    5             5

NOTE 19 - Retirement Plans:
          -----------------

         During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. The Company temporarily suspended all activity associated with its 401(k) plan in February 2003. The Company resumed employee contributions and loan repayments for applicable participants in July 2003 and has elected not to match participant's contributions at this time.

NOTE 20 - Major Customer:
          ---------------

         The Company had gross revenues of $1,847,000 and $6,485,000 for the three months ended May 31, 2003 and 2002, respectively. The following parties individually represent a greater than ten percent of these revenues.

                                        May 31, 2003            May 31, 2002
              Customer              Amount     Percentage    Amount   Percentage
                                    ------     ----------    ------   ----------
              Customer A            $             0.00%      $            0.00%
              Customer B            $             0.00%      $            0.00%
              Customer C            $             0.00%      $ 713,000   11.00%

         During the nine months ended May 31, 2002, the Company had outstanding accounts receivable with Enron Corporation and many of its' subsidiaries. The exposure from the bankruptcy totals approximately $205,000, which has been accounted for through allowance of doubtful accounts in these financials.

NOTE 21 - Industry Segments:
          ------------------

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

                  For the nine month period ending May 31, 2003

(in thousands)            Eagle      APC      EBS       UCG     Link II    .Net    Contact    DSS      Elim.     Consol.
                        ---------- --------- -------- --------- --------- -------- --------- -------- ---------- ----------
Revenue                     1,612     3,456   1,502      1,938       ---      ---      303      717        ---      9,528
Segment Profit/(Loss)     (3,168)     (882)   (538)      (821)     (116)      ---    (164)      363        ---    (5,326)
Total Assets              162,536    11,950  35,472        310    17,725   54,403      926      858   (149,326)   134,854
Capital Expenditures          ---        11   6,070          1        86      ---       72       56        ---      6,296
Dep. And Amort.               166       169     431         62       ---      ---       86       31        ---        945

                  For the nine month period ending May 31, 2002

(in thousands)            Eagle      APC      EBS       UCG     Link II    .Net    Contact    DSS      Elim.     Consol.
                        ---------- --------- -------- --------- --------- -------- --------- -------- ---------- ----------
Revenue                       478     6,277   1,811     13,582        39      ---      288      226       (75)     22,626
Segment Profit/(Loss)     (5,522)     (425)   (277)      (744)   (1,644)    (130)      150       90       (12)    (8,514)
Total Assets              166,169    11,012  29,283      2,847    42,026   64,950      735      412   (155,993)   161,441
Capital Expenditures          152        75  12,647         40         1      ---      ---      309       (11)     13,213
Dep. And Amort.             2,474       153     393          8       918       60      ---      ---        ---      4,006

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Note 22 - Subsequent Events.
           -----------------
         None.

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

Overview

         For the quarter and nine month period ended May 31, 2003, Eagle's business operations reflected Eagle's business objective of moving toward profitability through further expansion into the broadband products and services that generate recurring revenues while migration away from the lower gross margin product fulfillment line of business. In addition, during the first nine months of fiscal 2003, the Company conducted extensive cost reduction activities. We believe that the effects of these cost reduction measures will significantly reduce our fiscal 2003 ongoing expenses as evidenced by a $6,336,000 or 42% decline in operating expenses in the first nine months ended May 31, 2003, as compared to the same nine month period in 2002. The Company's consolidated operations generated revenues of $1,847,000 and $9,528,000 while achieving corresponding gross profits of $405,000 or 22% and $4,116,000 or 43%; respectively for the quarter and nine-month period ended May 31, 2003. The decline in revenues in the third fiscal quarter and nine-month period ending May 31, 2003 is primarily attributable to the discontinuance of direct sales of low-margin computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a Service Provider including but not limited to configuration solutions, network services, network application services, repair and warranty services and professional support services including Client Help Desk, Deskside Support, and Professional and Managed Services versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and home cabling occurred as a result of a deferral of implementation of national contracts and a discontinuance of home cabling projects in Arizona and Austin, Texas. Also, during this quarter additional expenses were incurred to reorganize the management and on-going operations of Atlantic Pacific Communications, Inc. and United Computing Group, Inc.

         During the quarter ended May 31, 2003, we continued the implementation of cost reductions in various operating segments that were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses on a run-rate basis. We anticipate that additional cost reduction efforts will continue into the fourth fiscal quarter of 2003. Also, the company is continuing the development of the "technology center" for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are negotiating and preparing to enter into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have constructed their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services.

         During the nine month period ended May 31, 2003, we began shipments of our set-top box product line for installation in hospitality properties under our ongoing relationship with General Dynamics. We expect these shipments to continue throughout the remaining quarter of 2003.

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

Receivables

         For the nine months ended May 31, 2003, Eagle accounts receivables decreased to $3,494,000 from $5,028,000 at August 31, 2002. The majority of this decrease is due to the corresponding revenue decrease of lower margin product fulfillment sales, decreases in commercial cabling projects, and the shift to more "recurring revenue" type of business.

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

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2003, Eagle's inventory total of $7,183,000 as compared to $6,059,000 at August 31, 2002. The additional inventory is primarily attributable to the purchase of components for increased demand of the Company's digital set-top boxes.

Results Of Operations

For the Three Months and Nine Months Ended May 31, 2003 and 2002

         Net Sales. For the three months ended May 31, 2003, net sales decreased to $1,847,000 from $6,485,000 as compared to the three months ended May 31, 2002. For the nine months ended May 31, 2003, net sales decreased to $9,520,000 from $22,626,000 as compared to the nine months ended May 31, 2002. The corresponding declines in revenues for these periods is primarily attributable to a decrease in sales of computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating on service offerings, a decrease in sales of structured wiring in the Company's Atlantic Pacific Communications subsidiary with partial offset by continued increase in the Company's broadband services.

         Cost Of Goods Sold. For the three months ended May 31, 2003, cost of goods sold decreased to $1,442,000 from $4,020,000 for the comparable three months ended May 31, 2002. For the nine months ended May 31, 2003, cost of goods sold decreased to $5,412,000 from $16,146,000 for the nine months ended May 31, 2002. These declines were primarily associated with the decrease in lower gross margin product fulfillment sales. As a result of the Company's shift in strategy away from such lower margin product fulfillment, the Company's gross profit percentage were 22% and 43%, respectively for the three and nine months ended May 31, 2003 from 38% and 29%, respectively during the three and nine months ended May 31, 2002.

         Operating Expenses. For the three months ended May 31, 2003, operating expenses decreased to $3,378,000 from $5,082,000 as compared to the three months ended May 31, 2002. For the nine months ended May 31, 2003, operating expenses decreased to $8,916,000 from $15,252,000 as compared to the nine months ended May 31, 2002. The primary portions of the increase are discussed below:

         A $2,029,000 and $3,515,000 decrease in salaries, as a result of the personnel reductions completed as a component of the extensive cost reduction activities for the three and nine months ended May 31, 2003.

         A $97,000 and $304,000 decrease in advertising and promotion, due primarily to decreases in product introductions for the three and nine months ended May 31, 2003 and 2002, respectively.

         A $1,030,000 and $3,124,000 decrease in depreciation and amortization for the three and nine months ended May 31, 2003 and 2002, respectively, due to the non-cash impairment charge against FCC licenses and equipment taken in the fourth fiscal quarter of fiscal 2002.
         A $1,412,000 and $772,000 increase in other support costs for the three and nine months ended May 31, 2003 and 2002, respectively, due to increases in contract labor, interest, professional fees, rents and bad debt costs.

         Net Earnings. For the three and nine months ended May 31, 2003, Eagle's net loss was $2,921,000 and $4,731,000, respectively, compared to a net loss of $2,568,000 and $8,448,000 for the three and nine months ended May 31,2002.

         Changes In Cash Flow. Eagle's operating activities used net cash of $591,000 in the nine months ended May 31, 2003, compared to $1,869,000 of cash used in the nine months ended May 31, 2002. The decrease in net cash used by operating activities was primarily attributable to a significant decline in net loss, an increase in inventory and accounts payable, offset by reductions in account receivable, and depreciation and amortization. Eagle's investing activities used net cash of $3,906,000 in the nine months ended May 31, 2003, compared to $13,870,000 in the nine months ended May 31, 2002. The decrease was due primarily attributable to decreases of purchase of equipment for building out the bundled digital services infrastructure. Eagle's financing activities provided net cash of $3,360,000, in the nine months ended May 31, 2003, compared to cash used of $1,121,000 in the nine months ended May 31, 2002. The increase in cash flows from financing activities at May 31, 2003, is attributable to cash raised from convertible debenture funding agreements with an investment bank for general working capital purposes and proceeds from borrowings against short-term notes as compared to a pay off of the Atlantic Pacific's line of credit, pay down on United Computing Group's line of credit and continued repurchase of shares in the open market for retirement in the quarter ended May 31, 2002.

Liquidity And Capital Resources.

         Current assets for the period ended May 31, 2003, totaled $14,098,000 (includes cash and cash equivalents of $2,284,000) as compared to $14,866,000 (including cash and cash equivalents of $3,421,000) reported for the year ended August 31, 2002. During the first fiscal quarter of 2003, Eagle entered into a debt funding arrangement with an investment bank to provide up to $3,000,000 in working capital. This debt is unsecured and bears interest at 5% per annum maturing in one year from the initial funding and is fully repayable in stock at Eagle's option. Eagle received $2,500,000 in cash and a $500,000 secured debenture in this transaction. Eagle has repaid $1,800,000 on this debenture through May 31, 2003. Eagle is continuing the sale of Q Series Five Year Bonds. Through July 15, 2003, Eagle has sold $2,922,000. Eagle engaged an investment-banking firm to provide a $20,000,000 equity line of credit. This line of credit can be activated upon Eagle filing a registration statement that complies with the terms and conditions of the agreement.

         Working capital for the period ended May 31, 2003, totaled $322,000 as compared to $3,535,000 reported for the year ended August 31,2003. Eagle believes that its working capital of $322,000 as of May 31, 2003, plus additional funds from bank lines of credit, exercise of warrants, sale of Q Series bonds and the anticipated closing of funding transactions that are in various stages of negotiations as of the date of this report should be sufficient to fund operations through the end of August 31, 2003. Historically, Eagle has financed its operations through the sale of debt and equity securities. As of May 31, 2002, Eagle has a limited amount of cash and cash equivalents. As such, if its current cash is insufficient to fund its operating and long-term capital needs, Eagle will rely on future bests-efforts financing for capital. The Company will need to raise additional capital to fund ongoing operations and long-term capital needs. The Company is currently in final negotiations with a corporation to provide a minimum of $10,000,000 in financing. If the company is not successful in raising additional capital, it may have to curtail or suspend or sell certain operations. As more fully described in Note 7 to the financial statements, Eagle's subsidiaries Atlantic Pacific and United Computing Group maintain an aggregate of up to $4,000,000 in credit facilities with a bank to provide working capital based on eligible accounts receivable. Refer to Note 7 for descriptions of lines of credit and other immediate forms of funding the Company has available

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

         The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both significant cash and liquidity risks associated with its common stock investments aggregating $1,163,000 in market value as of May 31, 2003.

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

Item 2 - Recent Sales of Unregistered Securities or Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its annual shareholders meeting at 2500 South Shore Blvd., League City, Texas 77573, at 10:00 a.m., May 8, 2003, for the following purposes with the corresponding results of voting:

1. Approval of a Classified Board of Directors. To approve an amendment to Eagle's Articles of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered three-year terms of office
                  - Not Passed
2. Election of Directors. To elect six (6) directors to the Board of Directors to serve for terms of one to three years, respectively, or until their successors are elected and qualified if Proposal No. 1 is approved, or to elect the same persons as directors for a term of one year if Proposal No. 1 is not approved.
                  - All Directors Elected
3. Approval of Amendment of Voting Percentages. To approve an addition to Eagle's Articles of Incorporation to permit shareholder approval of future amendments to the Articles of Incorporation to be accomplished through the vote of 51% of the shares entitled to vote, as opposed to 66 2/3% of the shares entitled to vote.
                  - Not Passed
4. Approval of Amendment of Special Meeting Rules. To approve an amendment to Eagle's Articles of Incorporation to provide that special meetings of the shareholders may only be called by a majority of the Board of Directors, the Chairman of the Board, the Chief Executive Officer, or the holders of at least 50% of the outstanding shares of common stock of the company.
                  - Not Passed
5. Approval of Temporary Empowerment of Board. To approve an amendment to Eagle's Articles of Incorporation to empower the Board of Directors to take any and all actions necessary without further vote to enable the company to (a) comply with all current as well as any newly enacted SEC regulations that may be enacted prior to the next annual meetings; (b) comply with all current as well as any new American Stock Exchange requirements that may become effective prior to the next annual meeting; (c) maintain its common stock valuation in a range that will insure the continued listing of its common stock on a national exchange and protect the common interests of all of its stockholders
                  - Passed
6. Ratification of Auditors. To ratify the selection of McManus & Co., P.C., as auditors for Eagle for the fiscal year ending August 31, 2003.
                  - Passed

         Shareholders of record at the close of business on March 27, 2003, were entitled to notice of, and to vote at, this meeting.


Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit
             99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         (b) Reports on Form 8-K
             (i) The Company filed a Current Report on Form 8-K on April 28, 2003, reporting under item 5 that Mr. Manny Carter's status had changed from employee to contract consultant for personal reasons.
             (ii) The Company filed a Current Report on Form 8-K on May 12, 2003, reporting under item 9 the actions taken and material presented at the annual meeting of shareholders held May 8, 2003.
             (iii) The Company filed a Current Report on Form 8-K on June 30,
                   2003, reporting under item 5 that it had entered into a Letter of Intent with Aggregate Networks, LLC, to provide an investment into Eagle Broadband of ten million dollars for general operational purposes.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EAGLE BROADBAND, INC.


         Date: July 18, 2003                By:      /s/ H. Dean Cubley
                                                     --------------------------
                                                     Dr. H. Dean Cubley
                                                     Chief Executive Officer

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

Date: July 18, 2003


/S/ H. Dean Cubley
---------------------------------
H. Dean Cubley,
Chief Executive Officer

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

Date: July 18, 2003


/S/Richard R. Royall
-----------------------------
Richard R. Royall,
Chief Financial Officer