Form 10-K
period 2003-08-31
EAGLE BROADBAND INC
filed 2003-12-09
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    -----------------------------------------------------------------------

  [ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2003

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

Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Issuer's revenues for its fiscal year ended August 31, 2003, were $11,593,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of December 5, 2003, registrant had 188,188,269 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2003.

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

                                     PART I

Item 1.  Description of Business

Overview

     Eagle Broadband, Inc., (the "Company" or "Eagle") is a worldwide supplier of broadband, communications, project management and enterprise management products and services. Eagle's exclusive "four-play" suite of very high-speed Internet, cable-style television, voice and security monitoring Bundled Digital Services (BDSSM), HDTV-ready multimedia set-top boxes, and turnkey suite of financing, design, deployment and operational services enables municipalities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers. Eagle has extensive "last mile" cable and fiber installation capabilities and provides complete IT business integration, project management and enterprise management solutions including network security, intrusion detection, anti-virus, managed firewall and content filtering to Fortune 1000 companies. Eagle also markets the Orb'Phone Exchange non-line-of-sight communications system that provides true, "total" global voice, data and Internet communications services through the Iridium Satellite network to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers.

     As of August 31, 2003, the Company's active subsidiaries were: Eagle Broadband Services, Inc. (EBS) - operating as Eagle BDS; DSS Security, Inc.
(DSS) - operating as Eagle Security Services; Atlantic Pacific Communications, Inc. (APC) - operating as Eagle Communications Services; Etoolz, Inc. (ETI) - Eagle's research and development subsidiary; Eagle Wireless International, Inc.
(EWI); and Contact Wireless, Inc. (CWI) - operated as Eagle Paging Services. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: ClearWorks Communications, Inc.
(COMM) - formerly operated as BDS; ClearWorks.net, Inc. (.NET); ClearWorks Home Systems, Inc. (HSI) - operated as Eagle Residential Structured Wiring; United Computing Group, Inc. (UCG) - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

     Eagle designs and manufactures a wide range of broadband products and provides complete installation services for copper, fiber, and wireless to commercial and residential markets. Core products offered by Eagle target end users of broadband services and include Internet, telephone, cable television, and security monitoring services, which services we refer to as bundled digital services (or BDSSM). Each subscriber provides the company with the opportunity to create a recurring revenue stream as well as up-front product revenues by providing hardware, software and service products, such as Eagle's set-top-boxes to existing customers. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, strong manufacturing and R&D capabilities and the BDSSM "last mile" cable and fiber installation should provide a well-balanced revenue mix as the combined company offers a full complement of broadband products and services to its customers.

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

     Eagle through its subsidiary, Atlantic Pacific Communications, Inc., is engaged in the business of project management of professional quality data, voice, and fiber optic cable installations and services for both re-sellers and end-users.

     Eagle was incorporated in May 1993 and changed its name in February 2002 to Eagle Broadband, Inc., its current name. Eagle's principal place of business is located at 101 Courageous Drive, League City, Texas 77573 and its telephone number is (281) 538-6000.

Product and Service Categories

Eagle BDS Services

     Eagle provides fiber-to-the-user ("FTTU") network services for neighborhoods and businesses utilizing its Bundled Digital Services. These services include high-speed Internet connectivity, home security, telephone service, and cable-style TV service over fiber. Eagle's exclusive "four-play" suite of very high-speed Internet, video/cable TV, voice and security monitoring Bundled Digital Services, HDTV-ready multimedia set-top boxes, and turnkey suite of financing, network design, deployment and operational services enables municipalities, real-estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communication choices and single-bill convenience to their residential and business customers.

     Eagle provides up to 100 Mbps switched service per home with up to six drops per home wired by Eagle's wiring standards. Connections of up to 100 Mbps are approximately 2,000 times faster than a 56K modem. The fiber optic networks that Eagle deploys into residential communities and businesses consist of two parts: (a) the headend facility and (b) the fiber optic cable installed into the home.

     Eagle also sells structured wiring and audio/video products to single and multi-family units. These products and services are being made available to both residential and commercial customers on a national basis.

     Eagle's BDS Services revenues are reported under the category of Broadband Services on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

Eagle Security Services

     Eagle, through its subsidiary, DSS Security, Inc., markets security-monitoring services. DSS Security's principal business activity is the providing of monthly security monitoring service to both commercial and residential customers. Currently DSS Security is providing services to over 6,000 customers.

     Eagle's Security Services revenues are reported under the category of Broadband Services on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within
Note 22 - Industry Segments.

Eagle Satellite-Based Voice and Data Communications Services

The Orb'Phone Exchange

     The Orb'Phone Exchange is the first and only non-line-of-sight communications technology that enables users of the Iridium(R) satellite network to quickly and easily establish highly reliable voice and data communications to and from any location where the user is unable to gain line of sight to an orbiting Iridium Satellite such as onboard in-flight aircraft, within buildings, under ground or from obstructed areas. The technology enables truly global communications that enhance user productivity, mobility, problem solving, field-to-headquarters collaboration and emergency backup/response for a wide range of mission-critical and everyday communications needs. By extending coverage indoors to areas not traditionally served by satellite networks, the Orb'Phone Exchange extends customers' usage area, while enhancing the utility and overall value for both new and existing Iridium aviation, government, military, homeland security and commercial/enterprise customers. The company has received certification by both the Federal Communications Commission (FCC Certification Identifier # LOKJHJLBT05A00021) and Iridium Satellite LLC for the Orb' Phone Exchange..

     Subsequent to the fiscal year ending August 31, 2003, the Company announced that General Dynamics Decision Systems, a business unit of General Dynamics, signed a distribution agreement to sell and support Eagle's Orb'Phone Exchange to customers in the U.S. Department of Defense (DOD), General Services Administration (GSA), Defense Information Systems Agency (DISA), and other U.S. and foreign government agencies.

     Revenues for Eagle's Orb' Phone Exchange were not applicable in the fiscal year ended August 31, 2003, as the product was released subsequent to year end and in future periods will be reported under the category of Products on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

Broadband Multimedia and Internet Products

     Eagle, under the brand BroadbandMagic, markets broadband multi-media set-top-box products. These multimedia and Internet based products provide users the ability to interface their Internet connection, broadcast video, cable or DSL, or satellite video source directly to their television receiver. Eagle's BroadbandMagic markets the set-top boxes to Internet service providers or ISP's, systems integrators and OEM customers who typically bundle set-top-boxes with their own products and/or services.

Host Pro

     Service providers, such as hotels, broadcasters, DSL providers, and healthcare facilities can take advantage of the Host Pro Web Flyer's full complement of on-demand TV, Internet and entertainment services. The Host Pro is specifically designed to allow service providers to generate additional revenues by supplying their customers with a variety of entertainment, educational, and business applications.

Computer Plus

     The Computer Plus Web Flyer is a complete home entertainment system and full function computer. Using a television set as a monitor, the Computer Plus Web Flyer allows users to connect to the ISP of their choice and bring their multimedia center into the comfort of their living room. Users can access the Internet, play the latest video games, watch TV, listen to CDs, send and receive email, and watch DVD movies. This unit combines several entertainment appliances into a single, integrated unit.

IP Express

     The IP Express provides users with either dial-up or high-speed Internet access, the ability to check e-mail, surf the web, or play games. With the built-in TV tuner card, users can auto-tune, have picture-in-picture capabilities, and channel preview while connected to the Internet. This unit can be attached either to a monitor or basic TV.

Media Pro

     The Media Pro's architecture, which includes exceptional ED graphics, MPEG 2 hardware decoder and low-power CPU, makes it ideally suited for multimedia environments such as Video-on-Demand (VOD) and Video Conferencing. This unit is marketed to the hospitality market, hospitals, schools, and in Multiple Dwelling Units (i.e. apartments, etc.).

     The VP-2100 along with Eagle's Video-View software enables the consumer to do point-to-point video conferencing, as well as have up to eight video conferencing feeds using our advanced video multicasting. The VP-2100 provides corporate executives and other customers a cost effective alternative to the high cost and risk of travel, as well as eliminating the unproductive time associated with long distance business meetings.

EZMagic-HD

     EZMagic-HD is a software-based middleware platform capable of delivering Eagle's complete "four-play" of voice, video, data, and security services over a wide variety of standard hardware systems. EZMagic-HD expands Eagle Broadband's advanced EZMagic middleware software platform to include a range of new multi-media capabilities. The advanced capabilities made possible by EZMagic-HD enable hotel and casino owners, municipalities, real estate developers, schools and health care facilities to deliver enhanced high-demand multimedia services that can improve the satisfaction of residents and guests, increase revenues, maximize occupancy rates and improve brand loyalty.

     EZMagic-HD features include high definition streaming video, improved digital audio and Internet capabilities, easier navigation of hotel and community services (e.g. concierge, local restaurants and events, etc.), increased content and system security, and additional operating system support. EZMagic-HD is designed for a range of higher margin applications and services including (i) high-end hospitality systems requiring sophisticated secure video,
(ii) data and gaming services, (iii) educational distance learning systems to improve both teacher and student education, (iv) on-demand entertainment including concerts, movies, music videos, etc. with superior visual clarity, (v) internet access, video programming and other patient services for health care facilities, and (vi) Fiber-to-the-User IP-based entertainment terminals/media centers.

     Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

Eagle Communications Services

     Eagle, through its Atlantic Pacific Communications, Inc., subsidiary, provides data, telephony and fiber optic installation, project management and support services from initial concept through engineering to completion and documentation. Atlantic Pacific resells and installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

     o    Multi-site rollout installation
     o    Statement of Work/Request For Quotation preparation
     o    Installation supervision
     o    Structured wiring design
     o    Comprehensive project management
     o    Copper wiring configuration
     o    Fiber optic acceptance testing
     o    Aerial and underground OSP
     o    Fiber optic and copper cable
     o    Field service and support

     Eagle's Communications Services revenues are reported under the category of Structured Wiring on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within
Note 22 - Industry Segments.

Eagle Technology Services

     Eagle, through its United Computing Group, Inc., subsidiary, provides IT Business Integration and Enterprise Management solutions to companies with complex computing and communication systems and needs. Eagle helps its clients integrate and deploy the latest technologies to help ensure they remain competitive within their industry, while reducing the cost of integrating these solutions in order to maximize the return on their technology investments.

     Eagle has historically targeted medium-sized businesses and organizations as its primary client base but has recently expanded its focus to include Fortune 1000 enterprises. Medium-sized businesses tend to rely on specialized IT service providers to help implement and manage their IT systems and complex computing environments. Eagle believes its expertise will allow its clients to address all or selected parts of the full, IT life cycle management, including network management and monitoring, network design, security, anti-virus protection, product fulfillment, configuration, implementation, fault diagnosis, fault resolution, reporting, upgrading and documentation. Eagle accomplishes this through its different service offerings that are managed by its Client Care Center that is operated 24 hours per day, seven days per week in League City, Texas.

     Eagle's Technology Services revenues are reported under the category of Products on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 22 - Industry Segments.

Eagle Consulting Services

     Eagle routinely provides consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include the design and installation of radio messaging systems and technology and engineering support for fiber-to-the-user (FTTU) headend and optical network integration. Eagle also performs research and development on a contract basis.

     Eagle's Consulting Services revenues are reported under the category of Other on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 22 - Industry Segments.

Eagle Service and Support

     Eagle provides service and support to customers on an on-going basis including installation, project management of turnkey systems, training, service or extended warranty contracts with Eagle. Eagle believes that it is essential to provide reliable service to customers in order to solidify customer relationships and be the vendor of choice when a customer seeks new services or system expansions. This relationship is further developed as customers come to depend upon Eagle for installation, system optimization, warranty and post-warranty services.

     Eagle has a warranty and maintenance program for both its hardware and software products and maintains customer service facilities. Eagle's standard warranty provides its customers with repair or replacement of any defective Eagle manufactured equipment. The warranty is valid on all products for the period of one year from the later of the date of shipment or the installation by an Eagle qualified technician.

     Eagle's Service and Support Services revenues are reported under the category of Other on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within
Note 22 - Industry Segments.

Eagle Paging Services.

     Eagle, through its subsidiary Contact Wireless, Inc., markets paging and mobile telephone solutions. Eagle acquired Contact Wireless in January 2001. Contact Wireless provides customers with paging and mobile telephone products and related monthly services in San Antonio and Houston areas. Subsequent to the fiscal year ended August 31, 2003, Eagle intends to divest this operating subsidiary in a related-party transaction.

     Eagle's Paging Services revenues are reported under the category of Other on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 22 - Industry Segments.

Eagle Messaging Services

     Eagle, through its subsidiary Link Two Communications, Inc., markets messaging network services. Eagle is a common carrier of exclusively wholesale one-way messaging and two-way messaging network services. Its customers purchase messaging network services as an aggregator and resell Link Two Communication's network services to individual subscribers and other communications providers. Link Two Communications has been classified as an incumbent carrier by the FCC and has secured the rights to use or options to purchase spectrum in all of the major metropolitan U.S. cities on five PCP frequencies. Link Two Communications has also secured several exclusive RCC frequencies providing regional coverage in two of the top ten markets. Link Two Communications has secured an exclusive block of FCC spectrum covering a majority of the population centers in the southern and western United States in a successful bidding at the FCC auction.

     Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and several major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network is inactive and has been impaired as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

     Eagle's Messaging Services revenues are reported under the category of Other on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

Eagle Wireless International

Wireless Messaging Hardware

     Messaging is a method of wireless communications, which uses an assigned radio frequency to contact a messaging subscriber anywhere within a service area. A messaging system is generally operated by a service provider that incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the FCC and elsewhere from the authorized government body to operate a messaging frequency within either a local, regional, or national geographical area. Each messaging subscriber is assigned a distinct telephone number that a caller dials to activate the subscriber's pager, a pocket-sized radio receiver carried by the subscriber. A messaging switch receives telephone calls by the subscriber. The transmitters manufactured by Eagle are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the messaging device to emit a beep or to vibrate, and to provide the subscriber with information from the caller in the form of a voice, tone, numeric, or alphanumeric message.

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

     In December 2002, the Company entered into a 4-year agreement, licensing its wireless infrastructure products and service technology to DX Radio Systems, Inc., of Sun Valley, California. The contract allows DX Radio to manufacture and market the wireless infrastructure products and services that Eagle Wireless International has been supplying for several years to the paging and specialized mobile radio (SMR) markets. Eagle Wireless products covered under this agreement include transmitters, base stations, paging terminals, controllers, repeaters and receivers in all three major paging frequency bands. These products are now being sold under the DX Eagle trade name. Additionally, Eagle consigned certain inventory, sold certain trade booth assets and subleased certain facility space as a part of the agreement. The agreement allows Eagle Wireless to derive monthly revenue through the licensing agreement over the life of the contract, while totally eliminating the overhead associated in its Eagle Wireless subsidiary.

     Eagle's Wireless International Products and Services revenues are reported under the category of Products on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

Customers

     Eagle sells to a broad range of customers worldwide.

     BroadbandMagic sells to customers worldwide.  These customers are primarily
within  the  hospitality  industry,   business-to-business  and  the  government
sectors.

     Eagle BDS Services historically sold its products and services primarily in the Houston, San Antonio, Austin and Phoenix markets although today markets such products and services nationwide. Eagle BDS Services markets these products and services through direct marketing efforts and via Eagle's sales staff and service centers. The majority of its customers historically have been real estate developers, which required the structured wiring component in addition to the BDS services. Today, the Company has experienced significant success in marketing the BDS Services to municipalities, real estate developers, hospitality operators and public utility districts with residential and commercial customers typically subscribing to one or more bundled digital services such as voice, video, data/Internet and security monitoring.

     Eagle Technology Services markets its products and services nationwide to a wide range of companies including small to medium sized businesses as well as Fortune 1000 enterprises. The primary industries are oil / gas, medical, hardware / software, real estate, staff leasing and government.

     Eagle Communications Services sells its project management services on a nationwide basis to a wide range of customers including telecommunications, hospitality, industrial and petrochemical, oil / gas companies and government sectors.

     Eagle Messaging Services sells its messaging products and services to both individual consumers and businesses.

     Eagle markets the Orb' Phone Exchange non-line-of-sight communications system to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers.

     The Company did not have any customers that aggregated ten percent or more of consolidated revenues in fiscal year 2003 and 2002; and had two customers in fiscal year 2001 that accounted for 30% and 15% of consolidated revenues.

Marketing and Sales

     The majority of the company's products and services are marketed through its employees using direct sales and various types of direct marketing techniques.

     Eagle BDS Services sells its products and services on a nationwide basis through direct marketing efforts of its sales staff and service centers. For the years ended August 31, 2003, 2002, and 2001, Eagle BDS Services, represented 15%, 7%, and 2% of consolidated revenues, respectively.

     Eagle Technology Services are marketed through direct sales staff and through various types of direct marketing. For the years ended August 31, 2003, 2002, and 2001, Eagle Technology Services represented 21%, 54%, and 65% of consolidated revenues, respectively.

     Eagle Communications Services are marketed through Eagle's direct sales staff. For the years ended August 31, 2003, 2002, and 2001, Eagle Communications Services, represented 34%, 18%, and 20% of consolidated revenues, respectively.

     Eagle Messaging Services marketed through Eagle's direct sales staff and publication advertising.

     Eagle also markets the Orb'Phone Exchange non-line-of-sight communications system directly to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers. Subsequent to the fiscal year ending August 31, 2003, the Company announced that General Dynamics Decision Systems, a business unit of General Dynamics, signed a five-year distribution agreement to sell and support Eagle's breakthrough Orb'Phone Exchange communications platform to customers in the U.S. Department of Defense (DOD), General Services Administration (GSA), Defense Information Systems Agency
(DISA), and other U.S. and foreign government agencies.

     Eagle Paging Services products and services are marketed through Eagle's direct sales staff.

     Eagle Security Services, are marketed through Eagle's direct sales staff.

     Eagle maintains an Internet web site at, www.eaglebroadband.com; where information can be found on Eagle and its subsidiaries products and services. The web site provides customers with a mechanism to request additional information on products and allows the customer to quickly identify and obtain contact information for their regional sales representative. Information on the web site of Eagle or any of its subsidiaries is not part of this annual report.

Research and Development

     Eagle believes that a strong commitment to research and development is essential to the continued growth of its business. One of the key components of Eagle's development strategy is the promotion of a close relationship between its development staff, internally with Eagle manufacturing and marketing personnel, and externally with Eagle customers. This strategy has allowed Eagle to develop and bring to market customer-driven products that meet real customer needs.

     From 1999 to 2003, Eagle has focused a large portion of its new development resources on the development of the new broadband multimedia and Internet product line. In addition, Eagle has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the company's convergence set-top-box product line. Eagle will continue to incur research and development expenses with respect to the convergence set-top-box product line during the current fiscal year.

     Eagle has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, wireless DSL products, radio frequency and data network design. Eagle believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by Eagle for the fiscal years ended August 31, 2003, 2002, and 2001 were $411,000, $404,000 and $1,276,000 respectively.

Manufacturing

     Eagle currently manufactures its satellite-based communications and wireless products at its facilities in League City, Texas. Some subassemblies are manufactured for Eagle by subcontractors at various locations throughout the world. Eagle's manufacturing expertise resides in assembling subassemblies and final systems that are configured to its customers' specifications. The components and assemblies used in Eagle's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in Eagle's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, Eagle purchases sufficient quantities of components that have long-lead requirements in the world market. Eagle ensures that all products are tested, tuned and verified prior to shipment to the customer.

     Eagle has determined that the most cost effective manufacturing method for its high volume multimedia and Internet product line is to utilize offshore contract production facilities supplemented with high volume United States based contract facilities. The high volume requirements of the company's convergence set-top-box product line are well beyond the capabilities of the current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, Eagle has selected EpoX, a Taiwan Stock Exchange company with established subsidiaries in the USA, Netherlands, China and Germany. With a strong research and development team, EpoX is not only able to produce a wide range of products, but also has been recognized as a pioneer in the field. EpoX is both ISO-9001 and ISO-9002 certified. The manufacturing location for the convergence set-top-box is the EpoX facility in Taiwan.

Competition

     Eagle competes with many established companies in the set-top-box business including Scientific Atlanta, General Instrument, and many smaller companies. Most of these companies have greater resources available than Eagle. The markets that are currently developing for multimedia and other Internet related products are extremely large and rapidly growing. Eagle has studied these markets and is of the belief based on this research that it can effectively compete in these markets with its new convergence set-top-box product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that Eagle can gain significant market share in the future.

     Eagle BDS competes indirectly with many established companies and service providers that provide fiber and cable, structured wiring, broadband data/Internet, security monitoring, cable television and telephone services. Most of these companies have greater resources than Eagle BDS. Eagle has studied these markets, and is of the belief that the bundled digital services offered to its customers as a complete package with one source billing, is a competitive advantage for Eagle BDS. Eagle's residential customers are subject to developer and homeowner association agreements that allow Eagle BDS to be the primary single source provider of these services. However, there can be no assurance that these conclusions are correct and that the bundled digital services market will continue to expand at their current rates and that Eagle BDS can gain significant market share in the future.

     Eagle Technology Services competes with many established companies in the enterprise integration and network management solutions markets. Historically, this business unit also participated in product fulfillment by reselling hardware. Most of these companies have greater resources available than Eagle Technology Services. Eagle has studied these markets and is of the belief that by offering enterprise and network management and product fulfillment as a turnkey solution, to medium sized companies and Fortune 1000 enterprises with competitive pricing is a competitive advantage for Eagle Technology Services. However, there can be no assurance that these conclusions are correct and that the demand for these products and services will continue to expand at their current rates and that Eagle Technology Services can gain significant market share in the future.

     Eagle Communications Services competes with many established companies in the fiber and cable, structured wiring and project management services areas. Most of these companies have greater resources available than Eagle Communications Services. Eagle has studied these markets and is of the belief that the offering of the collective services on a nationwide scale is a competitive advantage for Eagle Communications Services. The use of the sub-contractors located across the nation allows Eagle Communications Services to complete large projects in an efficient manner, which is a valuable tool. However, there can be no assurance that these conclusions are correct and that these services will continue to expand at their current rates and that Eagle Communications Services can gain significant market share in the future.

     Eagle Messaging Services competes with many established companies in the nationwide one and two-way messaging services area. Most of these companies have greater resources available than Eagle Messaging Services.

Proprietary Information

     Eagle attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, technical measures, and common law remedies with respect to its proprietary technology. This protection may not preclude competitors from developing products with features similar to Eagle's products. The laws of some foreign countries in which Eagle sells or may sell its products do not protect Eagle's proprietary rights in the products to the same extent as do the laws of the United States. Although Eagle believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Eagle in the future. If litigation resulted in Eagle's inability to use technology, Eagle might be required to expend substantial resources to develop alternative technology. There can be no assurance that Eagle could successfully develop alternative technology on commercially acceptable terms. Eagle has registered and trademarked the name of BroadbandMagic for this wholly owned subsidiary. This name is thought by Eagle to be a valuable addition to the intellectual property rights of Eagle.

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

Employees

     As of November 14, 2003, Eagle employed approximately 73 persons and retained 4 independent contractors. Eagle believes its employee relations to be good. Eagle enters into independent contractual relationships with various individuals, from time to time, as needed.

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

     We have a history of operating losses and reliance on external sources for working capital.

     From inception through August 31, 2003, we have incurred an accumulated deficit in the amount of $75,188,000. For the fiscal year ended August 31, 2003, we incurred losses in the amount of $33,764,000. We will continue to rely on external sources for working capital for the foreseeable future.

We may need additional working capital.

     At August 31, 2003, we had $2,538,000 in cash and cash equivalents. Subsequent to the fiscal year ended August 31, 2003, we received net proceeds of $7,687,000 from private placement offerings of stock and bonds and through the sale of marketable securities held as short-term investments. We believe our current working capital and expected cash flow from operations will be sufficient to fund operations for the next twelve months. See Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources.

     Historically, we have financed operations through the sale of debt and equity securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations before September 2004 or thereafter, we may need to curtail operations or sell assets.

     Our ability to raise capital through equity offerings is limited because nearly all shares of common stock have either been issued or reserved for issuance.

We have been named a defendant in several lawsuits, which if determined adversely, could have a material adverse effect on our business.

     Eagle Broadband and its subsidiaries have been named defendants in several lawsuits in which plaintiffs are seeking damages ranging from several thousand dollars to several million dollars. These lawsuits are discussed in detail in
Item 3 herein under the heading of Legal Proceedings. We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations.

Our revenues may be adversely affected by downward price pressure on fiber optic cables and computer hardware and software.

     For the twelve months ended August 31, 2003, approximately 34% of our revenue was generated by our subsidiary Atlantic Pacific Communications and 21% from United Computing Group. Because Atlantic Pacific and United Computing Group are engaged in a commodity-related business, their ability to generate revenue and operate at a profit is susceptible to downward price pressure in their respective markets. If Atlantic Pacific and/or United Computing Group are required to reduce prices on their products, our ability to compete with competitors and to operate at a profit may be adversely effected.

Cancellations of recurring-revenue contracts could have a material adverse effect on our business.

     For the twelve months ended August 31, 2003, approximately 24% of our revenue was generated by recurring-revenue contracts with Eagle Broadband Services and DSS Security. Any defects or errors in our services or any failure to meet customers' expectations could result in the cancellation of services or require us to provide additional services to a client at no charge, which could reduce revenue or the margins associated with this revenue segment.

     Our products are subject to rapid technological change. If we are unable to adapt or adjust our technology to our business may have a material adverse effect on our business.

     The design, development, and manufacturing of personal communication systems, specialized mobile radio products, and multimedia entertainment products are highly competitive and characterized by rapid technology changes. We compete with other existing products and will compete against other technologies. Development by others of new or improved products or technologies may make our products obsolete or less competitive. While we believe that our products are based on established state-of-the-art technology, there can be no assurance that they will not become obsolete in the near future or that we will be able to develop a commercial market for our products in response to future technology advances and developments.


We will be required to record a significant charge to earnings if we determine our goodwill is impaired.

     We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. If the result indicates that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill was $76.3 million

Our success depends upon our ability to protect proprietary technologies.

     We rely on non-disclosure agreements with employees and consultants, and common law remedies with respect to our proprietary technology. We also file patent applications on our key technologies. We can provide no assurance that others will not misappropriate our proprietary technologies or will develop competitive technologies or products that could adversely affect our business. In addition, although we are not aware of any infringement claims against us or any circumstances that could lead to such claims, there can be no assurances that such claims will not be made.

     Our efforts to protect our intellectual property may require that we become involved in costly and lengthy litigation, which could seriously harm our business. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have not been involved in any intellectual property litigation, we may be required to file lawsuits to in the future to protect our intellectual property rights or to defend allegations of infringement asserted by others. We could be subject to significant liability for damages or the value of our proprietary rights could be diminished if we are unsuccessful in prosecuting or defending lawsuits. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

     o    Cease selling products that use the challenged intellectual property;
     o Obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
     o    Redesign those products that use infringing intellectual property.

We face substantial competition from competitors with significantly greater resources.

     We face competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. We may become subject to severe price competition for our products and services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers.

     A system failure could delay or interrupt our ability to provide products or services and have a materially adverse effect on our business.

     Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. Because of the nature of the services we supply and the complexity of our network, it is not feasible in all cases to maintain backup systems, and the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide.

Stockholders face possible volatility of stock price for our common stock.

     The market price of our common stock may experience fluctuations that are unrelated to our operating performance. As the market price of our common stock has been quite volatile in the last 12 months, we can provide no assurance that the current price will be maintained.

New government regulation could hurt our business.

     Eagle's telecommunication and cable products are regulated by federal, state, and local governments. We are generally required to obtain regulatory approvals in connection with providing telephone and television services. For example, the cable and satellite television industry is regulated by Congress and the Federal Communications Commission, and various legislative and regulatory proposals under consideration from time to time may substantially affect our business. There is no guarantee that new laws or regulations will not affect our operations or that appropriate regulatory approvals will continue to be obtained.

Item 2.   Description of Property

     Eagle's headquarters are located in League City, Texas and include approximately 34,375 square feet of leased office, production, and storage space. The lease expires in May 2004. Eagle also maintains subsidiary offices in one other Houston area location, with the lease expiring in December 2005 and in San Antonio, Texas, with a lease expiring in July 2006. Facilities leases are described herein in further detail in the Note 17 to the Company's Consolidated Financial Statements included herein.

     Eagle believes that all rental rents are at market prices. Eagle has insured its facilities in an amount that it believes is adequate and customary in the industry. Eagle believes that it has access to available facilities that are adequate to meet its current requirements but anticipates the need to acquire additional space within the next two years. Eagle believes that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate the growth of its operations through the foreseeable future.

Item 3.   Legal Proceedings

     On February 23, 2001,  ClearWorks  and Eagle became  defendants  in Kaufman
Bros., LLP v. Clearworks.Net, Inc. and Eagle Wireless, Inc., Index No. 600939/01, pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The Company settled this lawsuit on November 4, 2003 by issuing cash and stock totaling a fair market value of $1,320,000 as of the settlement date.

     On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc. for breach of contract and other related matters in Cause No. 2001-64056; In the 281st Judicial District Court of Harris County, Texas. The Company settled this lawsuit on November 26, 2003 for cash and stock to be paid and issued totaling a fair market value of $3,000,000 as of the settlement date.

     On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. As of August 31, 2003, the principal balance of the debenture was approximately $1.2 million. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it.

     On December 14, 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A Clearwork.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

     On September 26, 2003 Intratech served a lawsuit on ClearWorks.net in Intratech Capital Partners, Ltd. vs. ClearWorks.net, Inc.; Case No. CF3 20136 in the High Court of Justice, Queen's Bench Division, Cardiff District Registry. This lawsuit presents claims for breach of contract for failing to pay the plaintiff for financial advice and services allegedly rendered. The complaint seeks damages of $6,796,245.50, plus attorneys' fees and costs. ClearWorks denies the claims and intends to vigorously defend this lawsuit and claims against it.

     On or about September 2003, Enron sued United Computing Group, Inc. in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims and intends to vigorously defend this lawsuit and claims against it.

     We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have adverse affect on the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

     Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On November 14, 2003, Eagle's common stock closed at $1.53 per share. Eagle is authorized to issue 200,000,000 shares of common stock, 186,964,041 of which were issued and outstanding at November 14, 2003. At November 14, 2003 there were approximately 1,069 holders of record of Eagle common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                                             Eagle Common Stock
                                                             ------------------
                                                              High         Low
          FISCAL 2003
                 Quarter ended November 30, 2002               $0.54       $0.27
                 Quarter ended February 28, 2003               $0.53       $0.16
                 Quarter ended May 31, 2003                    $0.37       $0.12
                 Quarter ended August 31, 2003                 $0.63       $0.33
          FISCAL 2002
                 Quarter ended November 30, 2001               $0.95       $0.52
                 Quarter ended February 28, 2002               $1.00       $0.40
                 Quarter ended May 31, 2002                    $0.47       $0.33
                 Quarter ended August 31, 2002                 $0.72       $0.32

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

Recent Sales of Unregistered Securities

     The Company is currently offering up to $10,000,000 in "Units," each Unit consisting of a $25,000, 12% five-year Q-series bond ("Bonds") to a limited number of Accredited Investors pursuant to Rule 506 of the Securities Act. The Bonds are due and payable upon maturity at the end of the five-year period. Interest on the Bonds is payable at the rate of 12% per annum, and is payable semiannually. The Bondholder may require Eagle to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. Eagle may redeem the Bonds at any time after the first year but not before. The issuance of the Bonds, or any share of the common stock to be issued in payment of the Bonds, has not been registered or approved by the Securities and Exchange Commission ("SEC") or any state securities commission nor has the SEC or any state securities commission passed on the accuracy of the Confidential Private Placement Memorandum under which these Bonds are being offered and no commissions have been paid. During the fourth quarter ended August 31, 2003, the Company received proceeds of $2,866,000 from the sale of such bonds.

Item 6. Selected Financial Data

     The data that follows should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis."

                                                                       Year Ended August 31,
                                                                   ------------------------------
    ($ in thousands)                       2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------

Operating Data:
Net sales                                     $11,593            $29,817         $28,110            $5,240              $2,217
Operating expenses                            $29,076            $43,635         $15,924            $3,985              $1,319
Operating income (loss)                      $(28,267)          $(36,522)        $(8,222)          $(1,227)              $(438)
Other income (expense), net                   $(5,426)             $(265)         $2,348            $1,516                $789
Income tax provision                               $0                 $0              $0               $96                 $91
                                      ----------------  ----------------- ---------------  ----------------  ------------------
Net income (loss)                            $(33,693)          $(36,787)        $(5,874)             $175                $168
                                      ================  ================= ===============  ================  ==================

Earnings per share  (basic)                    $(0.35)            $(0.57)         $(0.12)            $0.01               $0.01

Statement of Cash Flows Data:
Cash provided by operating
    activities                                $(6,085)            $ (797)        $(1,609)          $(5,299)            $(1,902)
Cash used by investing                        $(1,710)          $(13,755)        $(6,512)          $(2,224)               $(33)
    activities
Cash provided (used) by financing              $6,912           $ (2,406)        $(3,846)          $39,681              $1,025
    activities
                                                                          As of August 31,
                                                                          ----------------
                                           2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------
Balance Sheet Data:
Total assets                                 $121,006           $129,983        $170,667           $57,641             $10,320
Long-term debt                                    ---             $1,272          $2,136               $73                 $12
Total stockholders' equity                   $101,976           $117,380        $149,128           $54,061              $8,894


Item 7.  Management's Discussion and Analysis

Overview

     For the year ended August 31, 2003, Eagle's business operations reflected further investment and expansion into the broadband products and services sector; paving the way for future growth of the BDS business in conjunction with one of the Company's objectives of producing profitable recurring revenues while moving away from commodity product and service sales with low gross margins. In addition, during fiscal 2003 and 2002, the Company conducted extensive cost reduction and containment activities associated with such restructuring. We believe that the effects of these cost reduction measures will significantly reduce our fiscal 2004 ongoing expenses. The Company's consolidated operations generated revenues of $11,593,000 with a corresponding gross profit of $809,000 for the fiscal year ended August 31, 2003. The significant decline in revenues in fiscal 2003 is primarily attributable to the discontinuance of direct sales of low-margin commodity computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a technology service provider versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and a discontinuance of home cabling projects in Arizona, Houston, San Antonio and Austin, Texas markets, partially offset by increased sales of broadband products and services.

     The Company incurred a net loss of $33,693,000 for the fiscal year ended August 31, 2003. The loss was primarily attributable to the Company's loss from operations that included non-cash impairment, write-downs and restructuring charges of $7,611,000 associated with restructured and discontinued operations of low margin commodity and unprofitable business operations, litigation settlement costs of $3,650,000, bad debt expense of $2,177,000 and various charges included in accrued expenses related to restructuring costs and settlement of various supplier payment obligations. The Company consolidated management positions and centralized financial and administrative functions, research and development activities and marketing of all products and services in an effort to minimize unnecessary expenditures, increase profitability, and provide management with timely information to react to changing market conditions in the broadband industry.

     During the fiscal year ended August 31, 2003, we implemented cost reductions in various operating segments that were not expected to provide significant long-term revenues and profitability. These reductions will impact the expense categories of salaries and benefits, rents, travel, research and development and other support expenses on a run-rate basis. Also, the company is continuing the development and expansion of the Company's BDS model for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, internet, security services and wireless segments; and securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have or are in the process of completing construction of their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content set-top boxes and structured wiring services.

CRITICAL ACCOUNTING POLICIES

     The Company has identified the following policies as critical to its business and the understanding of its results of operations. The Company believes it is improbable that materially different amounts would be reported relating to the accounting policies described below if other acceptable approaches were adopted. However, the application of these accounting policies, as described below, involve the exercise of judgment and use of assumptions as to future uncertainties; therefore, actual results could differ from estimates generated from their use.

Impairment of Long-Lived Assets and Goodwill

     Our long-lived assets predominantly include goodwill.. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit.
Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

     Goodwill is primarily the Company rights to deliver bundled digital services such as Internet, telephone, cable television and security monitoring services to residential and business users. The Company obtained an independent appraisal to assess the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions included significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

     The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company obtained an independent valuation to assist it in testing the fair value of its goodwill and intangibles as of August 31, 2003 and determined that these assets totaling $81.6 million were not impaired.

Revenue Recognition

     The Company designs, manufactures, markets and services its products and services under its principal subsidiaries and operating business units including; Eagle Wireless International, Inc.; BroadbandMagic; ClearWorks Communications, Inc.; ClearWorks Home Systems, Inc.; Atlantic Pacific Communications, Inc.; Contact Wireless, Inc.; DSS Security, Inc.; Link Two Communications, Inc.; and United Computing Group, Inc., names.

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

Eagle Broadband Services

     Eagle Broadband Services provides Bundled Digital Services to business and residential customers, primarily in the Texas market to date. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

Eagle Broadband Residential Structured Wiring

     Eagle Broadband Residential Structured Wiring sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

Eagle Broadband Communications Services

     Eagle Broadband Communication Services provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

Etoolz

     Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

Eagle Messaging Services

     Eagle Messaging Services provides customers with one and two way messaging systems. The revenue from these services is recognized as it is earned from the customer.

Eagle Paging Services

     Eagle Paging Services provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided.

Eagle Security Services

     Eagle Security Services provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided.

Eagle Technology Services

     Eagle Technology Services provides business-to-business hardware and software network solutions and a network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

Receivables

     For the year ended August 31, 2003, Eagle accounts receivables decreased to $1,704,000 from $5,028,000 at August 31, 2002. The majority of this decrease was due to the decline in lower margin commodity computer product and structured cabling revenues compared to the prior year combined with the write down of $2,177,000 in accounts receivable for allowance for doubtful accounts associated with discontinued operations and the sale of a net of $243,650 in accounts receivable to Southwest Bank of Texas in conjunction with a purchase and sale agreement entered into by the Company's subsidiaries, United Computing Group, Inc. and Atlantic Pacific Communications, Inc.

     Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2003, Eagle's inventory totaled $3,199,000 as compared to $6,059,000 at August 31, 2002. The majority of this decrease was due to a decrease in raw materials inventory resulting from reserves, write-downs and allowances for restructured and discontinued commodity related product lines.

Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the first quarter of fiscal 2003.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this Interpretation has had a material effect on its consolidated financial position or statement of operations.

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30"), "Reporting the Results of

Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's operating results or financial position.

Results of Operations

Year Ended August 31, 2003 Compared to Year Ended August 31, 2002

     Net Sales. For the year ended August 31, 2003, net sales declined to $11,593,000 from $29,817,000 during the year ended August 31, 2002. The overall decrease of 61% was primarily attributable to the discontinuance of direct sales of low-margin commodity computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a technology service provider versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and a discontinuance of home cabling projects in Arizona, Houston, San Antonio and Austin, Texas markets, partially offset by increased sales of broadband products and services.

     Cost Of Goods Sold. For the year ended August 31, 2003, cost of goods sold declined to $10,784,000 from $22,704,000 during the year ended August 31, 2002. The decrease was primarily attributable to the discontinuance of direct sales of low-margin commodity computer products and commercial structured wiring in the markets referenced above. The Company's overall gross profit percentage was 7% and 24% for the years ended August 31, 2003 and August 31, 2002. This decrease is primarily attributable to write-downs and reserves of inventory in connection with the discontinuance of commodity based products combined with the baseline operating infrastructure costs being spread over fewer revenue dollars.

     Operating Expenses. For the year ended August 31, 2003, operating expenses decreased to $29,076,000 from $43,635,000 for the year ended August 31, 2002. The primary portions of the decrease are discussed below:

     A $19,489,000 decrease in non-cash impairment charges resulting from: a $7,611,000 non-cash impairment charge was expensed at August 31, 2003 associated with restructured and discontinued operations of low margin commodity business units discussed above as compared to a $27,100,000 non-cash impairment charge being expensed at August 31, 2002, for impairment of licenses and equipment in the Company's Link Two subsidiary.

     A $1,693,000 decrease in salaries and related costs, as a result of overall staffing reductions across all business units; the majority of which occurred in discontinued and restructured operations.

     A $716,000 decrease in advertising and promotion, due primarily to extensive cost reductions measures implemented in fiscal 2003 as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

     A $1,431,000 decrease in depreciation and amortization,  due principally to
     the  disposal  of  certain  assets  from   restructured   and  discontinued
     operations.

     An $8,763,000 increase in other support costs, due to an increase in litigation settlement costs of $3,650,000, bad debt expense of $2,177,000 and various charges included in accrued expenses related to restructuring costs and settlement of various supplier payment obligations.

     Net Loss. For the year ended August 31, 2003, Eagle's net loss was $33,693,000, compared to a net loss of $36,787,000 during the year ended August 31, 2002.

     Changes in Cash Flow. Eagle's operating activities used net cash of $6,085,000 in the year ended August 31, 2003, compared to use of net cash of $797,000 in the year ended August 31, 2002. The increase in net cash used by operating activities was primarily attributable to an increase in the Company's net operating loss, net of non-cash charges. Eagle's investing activities used net cash of $1,710,000 in the year ended August 31, 2003, compared to $13,755,000 in the year ended August 31, 2002. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $6,912,000, in the year ended August 31, 2003, compared to $2,406,000 of cash used in the year ended August 31, 2002. The increase is attributable to an increase in notes payable aggregating $7,297,000 in conjunction with the Company's financing activities in fiscal 2003 as compared to a net repayment against lines of credit in the amount of $1,846,000 and purchase of treasury stock of $918,000 in fiscal 2002.

     Liquidity and Capital Resources. Current assets for the year ended August 31, 2003 totaled $8,109,000 (includes cash and cash equivalents of $2,538,000) as compared to $14,866,000 reported for the year ended August 31, 2002. During the first fiscal quarter of 2004, Eagle has received net proceeds of $7,687,000 from private placement offerings of stock and bonds and through the sale of marketable securities held as short term investments and has retired or reduced certain of its notes payable, accounts payable and other obligations including numerous lawsuits; thereby significantly reducing the Company's current and contingent liabilities. Additionally, the Company has $1,259,000 of Burst.com stock held in short term investments; valued as of November 21, 2003.

     The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure on a going forward basis as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build out their own fiber networks versus the Company's history of building out and owning these networks. Additionally, the Company anticipates that it will generate annualized cost savings aggregating $7,822,000 from staffing reductions and related operating expense reductions discussed in the Company's overall restructuring plan in Note 24 to the Company's financial statements, (Subsequent Events). The Company's current cash and cash equivalents, including net proceeds received during the first fiscal quarter, will be sufficient to fund operations for the next twelve months.

     Historically, we have financed operations through the sale of debt and equity securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations before September 2004 or thereafter, we may need to curtail operations or sell assets. Our ability to raise capital through further equity offerings is limited because nearly all shares of common stock have either been issued or reserved for issuance.

Contractual Obligations

     Contractual obligations                    Payments due by period
                              -----------------------------------------------
                               Total  Less than    1-3     3-5   More than 5
                                       1 year     years   years    years
                              -----------------------------------------------
     Long-Term Debt            5,779     5,779     ---     ---       ---
     Obligations
                              -----------------------------------------------
     Operating Lease             695       521     174     ---       ---
     Obligations
                              -----------------------------------------------
                      Total    6,474     6,300     174     ---       ---
                              -----------------------------------------------

     The Company's contractual obligations consist of long-term debt as set forth in Note 6, (Notes Payable), to the Company's financial statements and certain off-balance sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. - See Item 7 - Management's Discussion and Analysis under the heading (Off-Balance Sheet Arrangements) and Note 17 to the Company's financial statements under the heading (Commitments and Contingent Liabilities).

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

     Cost Of Goods Sold. For the year ended August 31, 2002, cost of goods sold increased to $22,704,000 from $20,408,000 during the year ended August 31, 2001. The increase was primarily attributable to added cost of sales comprised of direct labor, materials and related costs for both broadband services and the Company's Atlantic Pacific Communications subsidiary. Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The Company's overall gross profit percentage was 24% and 27% for the years ended August 31, 2002 and August 31, 2001. This decrease is primarily attributable to lower profit margins on volume sales of computers and related equipment and increases in other manufacturing costs associated with the production of the convergent set-top box.

     Operating Expenses. For the year ended August 31, 2002, operating expenses increased to $43,635,000 from $15,924,000 for the year ended August 31, 2001. The primary portions of the increase are discussed below:

     A $27,100,000 non-cash impairment charge was expensed at August 31, 2002, for impairment of licenses and equipment in the Company's Link Two subsidiary.

     A $1,626,000 increase in salaries and related costs, as a result of its acquisitions and expanded business.

     A $363,000 increase in advertising and promotion, due primarily to introductions and expansion of the Company's broadband services and convergent set-top box offerings.

     A $335,000 net increase in other support costs, due to an increase in salary and related costs, rents, interest, contract labor, professional fees and communication costs. This net increase included an offset of $729,000 associated with a decrease in advertising and promotion, due primarily to decreased attendance at conventions and trade shows on a worldwide basis

     Net Earnings. For the year ended August 31, 2002, Eagle's net loss was $36,787,000, compared to a net loss of $5,874,000 during the year ended August 31, 2001.

     Off-Balance Sheet Arrangements. The Company has no off-balance sheet structured financing arrangements. The Company has operating leases primarily for office space. The Company incurred office space rental expense of $1,183,000, $436,219 and $232,195 in fiscal years ended August 31, 2003, 2002, and 2001, respectively. Future minimum rental commitments under non-cancelable leases are $521,000, $116,000 and $58,000 for fiscal years ended August 31, 2004, 2005 and 2006, respectively. .

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Equity Market Risks

     The Company is exposed both to market risk from changes in interest rates on funded debt and changes in equity values on common stock investments it holds in publicly traded companies. The Company also has exposure that relates to the Company's revolving credit facility. The Company fully retired its revolving credit facility in September 2003 and thus no longer has such exposure related to interest rate risk. Borrowings under the credit facility bear interest at variable rates based on the bank prime rate. The extent of this risk with respect to interest rates on funded debt is not quantifiable or predictable due to the variability of future interest rates; however, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

     The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,714,006 in market value as of August 31, 2003.

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

Item 8.  Consolidated Financial Statements

     The financial statements commencing on page F-1 have been audited by Malone & Bailey, PLLC as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This disclosure has been previously reported in the Company's Form 8-K filed September 15, 2003.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Changes In Internal Controls

     There has been no change in the Company's internal control over financial reporting that occurred during the year ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table sets forth information, as of August 31, 2003, with respect to the Company's compensation plans under which common stock is authorized for issuance

                                                                                                            Number of Securities
                                                                                                          Remaining Available for
                                                  Number of Securities            Weighted Average         Future Issuance Under
                                                   To be Issued Upon              Exercise Price of         Equity Compensation
                                                Exercise of Outstanding              Outstanding              Plans (Excluding
                                                 Options, Warrants and                Options,                   Securities
                                                         Rights                  Warrants and Rights       Reflected in Column A)
                Plan Category                             (A)                            (B)                        (C)
       -----------------------------------------------------------------------------------------------------------------------------
       Equity Compensation Plans                         406,131                        $1.27                     551,370
       Approved by Security Holders
       Equity Compensation Plans Not
       Approved by Security Holders
       (1)                                             5,991,667                        $1.47                        0
                                              -----------------------------      --------------------    ---------------------------
                                                       6,397,798                        $1.45                     551,370
                    Total

       (1) A description of the equity compensation not approved by the security holders is set forth in note 13 to the financial statements contained in this Form 10-K.


Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.

Item 14.  Principal Accounting Fees and Services

     The information required by this item is incorporated herein by reference from the information provided in the Company's Proxy Statement.


Item 15--Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Financial Statements and Schedules:

     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

     The following reports were furnished on Form 8-K during the three months ended August 31, 2003:

     A report on Form 8-K, announcing information under Item 5 of the report, was filed on June 30, 2003 with the Securities and Exchange Commission.

     A report on Form 8-K, announcing information under Item 5 of the report, was filed on August 27, 2003 with the Securities and Exchange Commission.

(c)  Exhibit Listing

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

     Exhibit 23.1      Consent of McManus & Co., P.C

     Exhibit 23.2      Consent of Malone & Bailey, PLLC

     Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2      Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Eagle Broadband, Inc.

                                                     By: /S/David Weisman
                                                         -----------------------
                                                     David Weisman,
                                                     Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                  Date
---------                   -----                                  ----

/S/David Weisman            Chief Executive Officer, Director      December 8, 2003
-----------------------
David Weisman

/S/Richard R. Royall        Chief Financial Officer                December 8, 2003
-----------------------
Richard R. Royall

/S/H. Dean Cubley           Director, Chairman of the Board        December 8, 2003
-----------------------
H. Dean Cubley

/S/Christopher W. Futer     Director                               December 8, 2003
-----------------------
Christopher W. Futer

/S/A. L. Clifford           Director                               December 8, 2003
-----------------------
A. L. Clifford

/S/Glenn A. Goerke          Director                               December 8, 2003
-----------------------
Glenn A. Goerke

/S/Lorne E. Persons         Director                               December 8, 2003
-----------------------
Lorne E. Persons

/S/Jim Reinhartsen          Director                               December 8, 2003
-----------------------
Jim Reinhartsen


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
  Eagle Broadband, Inc.
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Eagle Broadband, Inc. as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Eagle Broadband, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. as of August 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company restated its prior period financial statements.

/S/ Malone & Bailey, PLLC
-------------------------
Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

December 5, 2003

                         INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF EAGLE BROADBAND, INC.:

We have audited the accompanying consolidated balance sheets of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years ended August 31, 2002 and 2001. These financial statements are the responsibility of Eagle Broadband, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002, and the results of their earnings, shareholders' equity, and their cash flows for each of the two years then ended are in conformity with generally accepted accounting principles.


/S/McManus & Co., P.C.
----------------------------
McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002

--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                        August 31,
                                                                   2003            2002
                                                                   ----            ----
                                                                                (Restated)
Current Assets
  Cash and Cash Equivalents                                $       2,538    $        3,421
  Accounts Receivable, net                                         1,704             5,028
  Inventories                                                      3,199             6,059
  Prepaid Expenses                                                   668               358
                                                           -------------   ---------------
     Total Current Assets                                          8,109            14,866

Property and Equipment
  Operating Equipment                                             36,422            34,509
  Less:  Accumulated Depreciation                                (5,689)           (3,661)
                                                           -------------    --------------
     Total Property and Equipment                                 30,733            30,848

Other Assets:
  Deferred Costs                                                     334               334
  Goodwill                                                        76,273            78,151
  Other Intangible assets                                          5,330             5,387
  Other Assets                                                       227               397
                                                           -------------    --------------

     Total Other Assets                                           82,164            84,269
                                                           -------------    --------------

Total Assets                                               $     121,006    $      129,983
                                                           =============    ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                         $       5,461    $        4,757
  Accrued Expenses                                                 7,790             2,873
  Notes Payable                                                    5,779             3,653
  Capital Lease Obligation                                            --                48
                                                           -------------    --------------

     Total Current Liabilities                                    19,030            11,331

Long-Term Liabilities:
  Capital Lease Obligations
     (net of current maturities)                                      --                70
  Long-Term Debt                                                      --             1,202
                                                           -------------    --------------

     Total Long-Term Liabilities                                     ---             1,272

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                               ---               ---
  Common Stock  -  $.001 par value
    Authorized 200,000,000 shares
    Issued and Outstanding at August 31, 2003
    and 2002, 147,447,000 and 73,051,000, respectively               147                73
  Paid in Capital                                                177,017           158,731
  Accumulated Deficit                                            (75,188)          (41,424)
                                                           -------------    --------------

     Total Shareholders' Equity                                  101,976           117,380
                                                           -------------    --------------

Total Liabilities and Shareholders' Equity                 $     121,006    $      129,983
                                                           =============    ==============
See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                        For the years ended August 31,
                                                           ---------------------------------------------------------
                                                                2003                2002                 2001
                                                           ----------------    ----------------    -----------------

Net Sales:
   Structured wiring                                          $    3,692           $   8,036           $    7,643
   Broadband services                                              2,809               2,657                  523
   Products                                                        3,342              16,108               19,342
   Other                                                           1,750               3,016                  602
                                                           ----------------    ----------------    -----------------
Total Sales                                                       11,593              29,817               28,110
                                                           ----------------    ----------------    -----------------

Costs of Goods Sold:
   Direct Labor and Related Costs                                  2,195               3,160                1,638
   Products and Integration Service                                5,400              15,250               14,931
   Structured Wiring Labor and Materials                           1,774               2,121                2,345
   Broadband Services Costs                                          903                 763                  260
   Depreciation and Amortization                                     456                 377                1,053
   Other Manufacturing Costs                                          56               1,033                  181
                                                           ----------------    ----------------    -----------------
 Total Costs of Goods Sold                                        10,784              22,704               20,408
                                                           ----------------    ----------------    -----------------
 Gross Profit                                                        809               7,113                7,702
                                                           ----------------    ----------------    -----------------

Operating Expenses:
   Selling, General and Administrative:
    Salaries and Related Costs                                     6,102               7,795                6,169
    Advertising and Promotion                                        247                 963                  600
    Depreciation and Amortization                                  1,968               3,399                3,615
    Other Support Costs                                           12,737               3,974                4,264
    Research and Development                                         411                 404                1,276
    Impairment, write-downs & restructuring costs                  7,611              27,100                  ---
                                                           ----------------    ----------------    -----------------
Total Operating Expenses                                          29,076              43,635               15,924
                                                           ----------------    ----------------    -----------------

Loss from Operations                                             (28,267)            (36,522)              (8,222)

Other Income/(Expenses)
  Interest income,                                                    68                 360                2,348
  Interest expense                                                (5,494)               (625)                 ---
                                                           ----------------    ----------------    -----------------
 Total Other Income (Expense)                                     (5,426)               (265)               2,348
                                                           ----------------    ----------------    -----------------

Net Loss                                                         (33,693)            (36,787)              (5,874)
Other Comprehensive Loss:

Unrealized Holding Loss                                              (71)               (279)                (359)
                                                           ----------------    ----------------    -----------------

Other Comprehensive Loss                                      $  (33,764)          $ (37,066)          $   (6,233)
                                                           ----------------    ----------------    -----------------
                                                           ----------------    ----------------    -----------------

Net Loss per Common Share:
  Basic                                                       $    (0.35)          $   (0.57)          $    (0.12)
  Diluted                                                     $    (0.35)          $   (0.57)          $    (0.12)
  Comprehensive Loss                                          $    (0.35)          $   (0.58)          $    (0.13)

See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                                                       Additional                            Total
                                               Common Stock           Preferred        Paid in         Retained        Shareholders'
                                           Shares         Value         Stock          Capital         Earnings            Equity

Total Shareholders' Equity                 25,609          $ 26         $ ---         $ 52,160          $ 1,875            $ 54,061
      As of August 31, 2000

Net Earnings                                  ---           ---           ---              ---           (5,874)             (5,874)

New Stock Issued to Shareholders
  For Services and Compensation             1,370             1           ---              973              ---                 974
  For Property and Other Assets               127           ---           ---            2,837              ---               2,837
  For Retirement of Debt and Liabilities    3,004             3           ---            5,693              ---               5,696
  For Warrants Conversion                     645             1           ---            1,078              ---               1,079
  For Employee Stock Option Plan               96           ---           ---              192              ---                 192
  For Acquisition of ClearWorks, Inc.      35,287            35           ---           99,762              ---              99,797
  For Licenses and Investments              1,204             1           ---            2,965              ---               2,966

Syndication Costs                             ---           ---           ---             (876)              ---               (876)

Treasury Stock                             (7,078)           (7)           ---         (11,358)              ---            (11,365)

Unrealized Holding Loss                       ---           ---           ---              ---             (359)               (359)

                                         -------------------------------------------------------------------------------------------
Total Shareholders' Equity                 60,264            60           ---          153,426           (4,358)            149,128
   As of August 31, 2001

Net Loss                                      ---           ---           ---              ---          (36,787)            (36,787)

New Stock Issued to Shareholders
  For Services and Compensation             1,648             2           ---              880              ---                 882
  For Property and Other Assets             2,867             2           ---              591              ---                 593
  For Retirement of Debt and Liabilities    7,846             9           ---            3,577              ---               3,586
  For Warrants Conversion                     ---           ---           ---              ---              ---                 ---
  For Employee Stock Option Plan              ---           ---           ---              ---              ---                 ---
  For Acquisitions                          2,002             2           ---            1,079              ---               1,081
  For Licenses and Investments                ---           ---           ---              100              ---                 100

Syndication Costs                             ---           ---           ---              ---              ---                 ---

Treasury Stock                             (1,576)           (2)           ---            (922)              ---               (924)

Unrealized Holding Loss                       ---           ---           ---              ---             (279)               (279)

                                         -------------------------------------------------------------------------------------------
Total Shareholders' Equity                 73,051            73           ---          158,731         (41,424)             117,380
   As of August 31, 2002

Net Loss                                      ---           ---           ---              ---          (33,693)            (33,693)

New Stock Issued to Shareholders
  For Services and Compensation             7,437             7           ---            1,813              ---               1,820
  For Property and Other Assets            14,938            15           ---            3,032              ---               3,047
  For Retirement of Debt and Liabilities   50,816            51           ---           13,827              ---              13,878
  For Warrants Conversion                     ---           ---           ---              ---              ---                 ---
  For Employee Stock Option Plan            1,647             2           ---              180              ---                 182

Syndication Costs                             ---           ---           ---            (368)              ---               (368)

Treasury Stock                              (442)           (1)           ---            (198)              ---               (199)

Unrealized Holding Loss                       ---           ---           ---              ---             (71)                (71)

                                         -------------------------------------------------------------------------------------------
Total Shareholders' Equity                147,447         $ 147           ---        $ 177,017        $ (75,188)           $101,976
                                          =======         =====                      =========        =========            ========
   As of August 31, 2003

See accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In Thousands)
--------------------------------------------------------------------------------


                                                                               For the years ended August 31,
                                                                  ---------------------------------------------------------
                                                                        2003                2002                2001
                                                                  -----------------   -----------------    ----------------
        Cash Flows from Operating Activities
        Net Loss                                                      $ (33,693)         $  (36,787)         $   (5,874)

        Adjustments to Reconcile Net Loss to Net Cash
        Used by Operating Activities:
          Impairment, write-downs & restructuring costs                    7,611              27,100                 ---
          Interest for conversion value                                       91                 ---                 ---
          Depreciation and Amortization                                    2,424               3,776               4,667
          Stock Issed for Services Rendered                                1,820                 882                 974
          Stock Issued for Interest Expense                                2,477                 100                 ---
          Changes in Assets and Liabilities
          (Increase)/Decrease in Marketable Securities                       ---                 ---               (910)
          (Increase)/Decrease in Accounts Receivable                         124               2,479               (462)
          (Increase)/Decrease in Inventories                               1,717               4,578                 515
          (Increase)/Decrease in Prepaid Expenses                          (311)                 386                 516
          Increase/(Decrease) in Accounts Payable                            921                 232             (1,793)
          Increase/(Decrease) in Accrued Expenses                          8,557             (3,180)               1,494
          Increase/(Decrease) in Expense Allowable for
            Doubtful Acccounts                                             2,177               (363)                 ---
          Increase/(Decrease) in Federal Income Taxes
          Payables                                                           ---                 ---               (736)
                                                                  -----------------   ----------------- -- ----------------
          Total Adjustment                                                27,008              35,990               4,265
                                                                  -----------------   -----------------    ----------------
        Net Cash Used by Operating Activities                            (6,085)               (797)             (1,609)
                                                                  -----------------   -----------------    ----------------

        Cash Flows from Investing Activities
          (Purchase)/Disposal of Property and Equipment                  (2,121)            (12,886)            (16,394)
          (Purchase)/Disposal of Contact Wireless & DSS
          Security, Net of Cash Acquired                                     ---               (869)                 ---
          (Increase)/Decrease in Security Deposits                           ---                 ---               (102)
          (Increase)/Decrease in Investments                                 ---                 ---                  20
          (Increase)/Decrease in Notes Receivable                            ---                 ---               8,655
          (Increase)/Decrease in Deferred Advertising Costs                  ---                 ---                  21
          (Increase)/Decrease in Deferred Syndication Costs                  ---                 ---                 270
          (Increase)/Decrease in Other Intangible Assets                     ---                 ---               1,009
          (Increase)/Decrease in Other Assets                                411                 ---                   9
                                                                  -----------------   -----------------    ----------------
        Net Cash Used by Investing Activities                            (1,710)            (13,755)             (6,512)

        Cash Flows from Financing Activities
          Increase/(Decrease) in Notes Payable                             7,297                 387               6,148
          Increase/(Decrease) in Capital Leases                               --                   3                  63
          Increase/(Decrease) in Line of Credit                              ---             (1,846)                 230
          Increase/(Decrease) in Deferred Taxes                              ---                (32)                 ---
          Proceeds from Sale of Common Stock, Net                            182                 ---               1,078
          Retirement of ESOP Shares                                          ---                 ---             (2,740)
          Syndication costs                                                (368)                 ---                 ---
          Treasury Stock                                                   (199)               (918)             (8,625)
                                                                  -----------------   -----------------    ----------------
        Net Cash Provided by Financing Activities                          6,912             (2,406)             (3,846)
                                                                  -----------------   -----------------    ----------------

        Net Increase/(Decrease) in Cash                                    (883)            (16,958)            (11,967)
        Cash at the Beginning of the Year                                  3,421              20,379              32,346
                                                                  -----------------   -----------------    ----------------
        Cash at the End of the Year                                     $  2,538            $  3,421            $ 20,379
                                                                  =================   =================    ===============


        Supplemental Disclosure of Cash Flow Information:
        Net Cash Paid During the Year for:
           Interest                                                    $   3,288             $   165             $   112
           Income Taxes                                                      ---                 ---                 ---

        Supplemental non-cash investing activities (See Notes 5 & Note 12) See accompanying notes to consolidated financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003




NOTE 1 - Basis of Presentation and Significant Accounting Policies:
-------------------------------------------------------------------

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

A) Consolidation

         At August 31, 2003, 2002 and 2001, the Company's subsidiaries were:
         Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM) - operated as Eagle BDS Services; ClearWorks Home Systems, Inc. (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc. (CWI) - operating as Eagle Paging Services; DSS Security, Inc., (DSS) - operated as Eagle Security Services; United Computing Group, Inc. (UCG) - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $2,538,000 and $3,421,000 invested in interest bearing accounts and marketable securities (Note 10) at August 31, 2003, and August 31, 2002, respectively.

C)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                               Years
                                                               -----
                Headend Facility and Fiber Infrastructure        20
                Manufacturing Equipment                         3-7
                Furniture and Fixtures                          2-7
                Office Equipment                                 5
                Leasehold Improvements                     Life of Lease
                Property and Equipment                           5
                Vehicles                                         5

         Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

D) Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                   August 31,
                                        2003                    2002,

         Raw Materials                $ 1,826                   $ 4,515
         Work in Process                1,237                     1,262
         Finished Goods                   136                       282
                                    ---------                   -------
                                       $3,199                   $ 6,059
                                    =========                   =======

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

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

         Eagle BDS Services - dba ClearWorks Communications, Inc.
         ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered.

         Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc. ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers.

         Eagle Communication Services - dba Atlantic Pacific Communications, Inc. Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as earned.

         Etoolz, Inc.
         Etoolz,  Inc., provides research and development support for all Eagle
         companies  and  does  not  currently   provide  billable  services  to
         independent third parties.

         Eagle Messaging Services - dba Link Two Communications, Inc.
         Link  Two  Communications,  Inc.,  provides  customers  with  one- and
         two-way  messaging  systems.   The  revenue  from  these  services  is
         recognized as it is earned from the customer.

         Eagle Paging Services - dba Contact Wireless, Inc.
         Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided.

         Eagle Security Services - dba DSS Security, Inc.
         DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided.

         Eagle Technology Services - dba United Computing Group, Inc.
         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

F)       Research and Development Costs

         For the years ended August 31, 2003, 2002 and 2001, the Company performed research and development activities for internal projects related to its Orb'Phone Exchange, convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $ 411,000, $404,000, and $1,276,000 were expensed for the years ended August 31, 2003, 2002, and 2001, respectively.

         No research and development services were performed for outside parties for the year ended August 31, 2003, 2002 and 2001.

G)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relate primarily to depreciation methods.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

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


                                                                      August 31,
                                                       ------------------------------------------
                                                         2003            2002            2001
                                                       ----------     -----------     -----------
        Weighted Average Number of Common
          Shares Outstanding Including

        Basic Common Stock Equivalents                    95,465          64,004          49,726
        Fully Diluted Common Stock Equivalents            95,465          64,158          49,880

I) Impairment of Long-Lived Assets and Goodwill

         Our long-lived assets include predominantly goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

         The intangible assets primarily are the Company rights to deliver bundled digital services such as, Internet, telephone, cable television and security monitoring services to residential and business users. The Company obtained an independent appraisal to assess the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions include significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

          1) Quoted market prices in active markets.
          2) Estimate based on prices of similar assets
          3) Estimate based on valuation techniques

         At August 31, 2002, the Company determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network has been inactive and is being dismantled. The equipment servicing the nationwide network is inactive and has been impaired as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses. At August 31, 2003, management determined that a $7,611,000 non-cash impairment charge was necessary against restructured and discontinued operations of low margin commodity product fulfillment operations, residential and commercial structured wiring operations and the withdrawal from its Austin area BDS development based on the lack of demand for BDS services resulting from a slower build out of the development than originally projected in conjunction with local market competition. Included in the impairment was the write down of goodwill associated with the Comtel acquisition of $1,878,000.

J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and were being amortized using the straight-line method over twenty (20) years for Atlantic Pacific Communications, Inc., and twenty-five (25) years for Bundled Digital Services through June 30, 2001. Other intangible assets consist of patents and licenses, which are being amortized using the straight-line method over their estimated useful life of ten (10) years and twenty (20) years, respectively.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

         Goodwill and other intangible assets are carried at cost less accumulated amortization. Intangible assets were amortized on a straight-line basis over the economic lives of the respective assets, generally ten to twenty-five years. Prior to July 1, 2001, goodwill and certain purchased intangible assets (i.e., licenses) were amortized over 10 to 25 years. The Company's adoption of SFAS 142 eliminated the requirement to amortize goodwill and licenses subsequent to the fiscal year ending August 31, 2001. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill and licenses associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred. Impairment tests completed as of August 31, 2002 and August 31, 2001 concluded that the carrying amount of goodwill and licenses for each acquired business unit did not exceed its net realizable value based on the Company's estimate of expected future cash flows to be generated by its business units, except as described above in Note 1, I. The Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, no impairment charge was necessary.

         Goodwill and other intangibles of $82,164,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new CEO with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects..

         Eagle utilized an independent third party appraiser to assess the fair value of the intangible assets as of August 31, 2003. This is the same appraiser who Eagle hired to issue a fairness opinion in the ClearWorks purchase in 2001 and who has consulted for Eagle in presentations made in various subsequent litigation proceedings to defend the ClearWorks purchase transaction. This appraiser still maintains that the goodwill valuation remains at an amount greater than the current carrying value.

         There were a number of significant and complex assumptions used in the calculation of the fair value of the goodwill. If any of these assumptions prove to be incorrect, Eagle could be required to record a material impairment to its goodwill. The assumptions include significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

K)       Advertising Costs

         In fiscal 2003, 2002, and 2001, advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the year ended August 31, 2003, 2002, and 2001, the Company expensed $247,000, $963,000 and $600,000 respectively.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the fiscal year ended August 31, 2003, 2002, and 2001 comprehensive loss was ($71,000), ($279,000)
         and ($359,000), respectively.

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the year ended August 31, 2002, and 2001, to facilitate comparisons.

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support cost for the twelve months ended August 31, 2003, 2002, and 2001 are as follows, in thousands: -

                                       2003          2002             2001
                                      ------------------------------------
       Advertising/Conventions     $     ---       $      8     $       737
       Auto Related                       66            174
       Bad debt                        2,177            ---             ---
       Contract Labor                    907            100             ---
       Delivery/Postage                   95            162             178
       Fees                              418            ---             ---
       Insurance                         437            181             263
       Office & telephone                675            880             482
       Other                             291             21              17
       Professional                    5,222            424             831
       Rent                            1,183          1,052             791
       Travel                            377            459             437
       Taxes                             170             53              90
       Utilities                         719            460             438
                                      --------------------------------------
       Total                       $  12,737       $  3,974     $     4,264
                                      ======================================

R)       Recent Pronouncements

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the first quarter of fiscal 2003.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this Interpretation has had a material effect on its consolidated financial position or statement of operations.

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
         30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's operating results or financial position.

NOTE 2 -  RESTATEMENT OF FINANCIAL STATEMENTS
          -----------------------------------

         In August 2003, the Company determined its reporting of its intangible assets as "contract rights" was misleading and has reclassed contract rights to goodwill. There was no effect on cash or cash flows or on the net loss. The accompanying consolidated financial statements as of August 31, 2002 have been restated for the correction.

         A comparison of the Company's consolidated financial position as of August 31, 2002 prior to and following the restatement follows:

                                              As Restated       As Reported
                  Goodwill                   $     82,429     $      7,916
                  Contract rights            $          -     $     74,513

NOTE 3 - Accounts Receivable:
         --------------------

         Accounts receivable consist of the following, in thousands:

                                                                                   August 31,
                                                                              2003            2002
                                                                           -----------      ------------
                  Accounts Receivable                                 $         2,116  $        5,270
                  Allowance for Doubtful Accounts                               (412)           (242)
                                                                           -----------      ------------
                  Net Accounts Receivable                             $         1,704  $        5,028
                                                                           ===========      ============

NOTE 4 - Property, Plant & Equipment and Intangible Assets:
         --------------------------------------------------

         Components of property, plant & equipment are as follows, in thousands:

                                                                                   August 31,
                                                                              2003            2002
                                                                           -----------      ------------
                  Automobile                                          $           143  $          392
                  Headend Facility and Fiber Infrastructure                    26,688          20,090
                  Construction in progress                                        ---           7,074
                  Furniture & Fixtures                                            565             634
                  Leasehold Improvements                                          122             216
                  Office Equipment                                                979           1,015
                  Property, Manufacturing & Equipment                           7,925           5,088
                                                                           -----------      ------------
                      Total Property, Plant & Equipment               $        36,422  $       34,509
                         Less: Accumulated Depreciation                        (5,689)         (3,661)
                                                                           -----------      ------------
                      Net Property, Plant & Equipment                 $        30,733  $       30,848
                                                                           ===========      ============


         Components of intangible assets are as follows, in thousands:

                                                                                   August 31,
                                                                              2003            2002
                                                                           -----------      ------------
                  Goodwill                                            $        80,551  $       82,429
                  Licenses & Permits                                            5,330           5,387
                                                                           -----------      ------------
                      Total Intangible Assets                         $        85,881  $       87,816
                         Less: Accumulated Amortization                        (4,278)         (4,278)
                                                                           -----------      ------------
                      Net Intangible Assets                           $        81,603  $       83,538
                                                                           ===========      ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

NOTE 5  - Business Combinations:
          ---------------------

         On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designed, constructed, owned and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the merger, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in goodwill and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

         Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 in goodwill. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At August 31, 2003 and 2002, the Company has accruals for $573,000 and $921,000; respectively for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 6 - Notes Payable:
         --------------

         The following table lists the Company's note obligations as of August 31, 2003 and 2002, in thousands:

                                                         Annual
                                                        Interest                                 Amount
                                                          Rate           Due Date           2003         2002
                                                    ------------------------------------------------------------
                 Vehicles                                Various         Various     $            4  $        27
                 6% Convertible Debenture (Note 9)       6.0%            Demand               1,200        2,000
                 Tail Wind Convertible Debenture         2.0%            Demand               1,595        2,000
                 Notes Payable - Investor Group          10.0%           October 2003           900          ---
                 Notes Payable - Q Series Bonds          12.0%           Various              1,363          ---
                 Other                                   Various         Various                717          828
                                                                                         ---------    ----------
                 Total notes payable                                                 $        5,779  $     4,855
                                                                                         ---------    ---------
                 Less current portion                                                         5,779        3,653
                                                                                         ---------    ----------
                 Total long-term debt                                                $          ---  $     1,202
                                                                                         =========    ==========


NOTE 7 - Capital Lease Obligations:
         --------------------------

         The Company historically has leased equipment from various companies under capital leases. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the estimated useful life with the value and depreciation being included as a component of Property and Equipment under operating equipment.

NOTE 8 - Lines of Credit:
         ----------------

         On September 29, 2000, Atlantic Pacific Communications, Inc., "(APC", a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas, ("SWBT"). This note bears interest at SWBT's prime rate plus .25%, which was payable monthly with principal due September 28, 2001. APC's accounts receivable are pledged as collateral with Eagle Wireless International,

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

         Inc., the guarantor. This line of credit was repaid to Southwest Bank of Texas in the six months ended February 28, 2002; therefore, there was not a balance outstanding as of August 31, 2002. Subsequent to the fiscal year ended August 31, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2003, APC reduced its accounts receivable by $198,851 to reflect the gross sale of $360,003 to SWBT less $161,851 of reserves held by SWBT against such purchases. Subsequent to the fiscal year ended August 31, 2003, APC repaid and canceled the line of credit in full to SWBT in September 2003.

         The Company, through its subsidiary United Computing Group, Inc. (UCG), maintained $3,000,000 line of credit with IBM Credit Corporation (IBM) bearing a variable rate of interest. At May 31, 2002, a balance of $1,012,000 existed. During July 2002, UCG entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital, repay the IBM credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2002, UCG reduced its accounts receivable by $817,401 to reflect the gross sale of $961,649 to SWBT less $144,247 of reserves held by SWBT against such purchases. As of August 31, 2003, UCG reduced its accounts receivable by $44,799 to reflect the gross sale of $52,210 to SWBT less $7,832 of reserves held by SWBT against such purchases. Subsequent to the fiscal year ended August 31, 2003, APC repaid and canceled the line of credit in full to SWBT in September 2003.

NOTE 9 - Convertible Debentures:
         -----------------------

         During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). At the Company's option, the entire principal amount and all accrued interest shall be either (a) paid to CCP on the third year anniversary from the date of the debenture or (b) converted. The three-year debenture bears interest at 5% and is repayable in stock or cash. The method of repayment is determined by the Company. The significant conversion terms are that CCP is entitled, at its option, to convert, and sell on the same day, at any time and from time to time subject to the terms of the agreement, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to either (a) $1.00 or (b) 90% of the average of the four lowest closing trade prices of the common stock, for the five trading days immediately preceding the conversion date. CCP shall not be entitled to convert the debenture for a period of 180 days from the date of the debenture. After 180 days, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert, and sell on the same day up to $50,000 every five business days. After 12 months from the date of the debenture, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert and sell on the same day up to $75,000 every five business days. Notwithstanding the foregoing, after 180 days from the date of the debenture, CCP shall be entitled, at its option, to convert and sell on the same day without restriction if the conversion price is above $1.00. Under the terms of this agreement Eagle received $2,500,000 in cash and a $500,000 secured convertible debenture from Celerity Systems, Inc., (CCI) bearing interest at ten percent due September 19, 2007. Eagle is entitled, at its option, to convert, and sell on the same day, at any time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into CCI shares. The conversion price is equal to either $.06 or eighty-seven and one-half percent (87.5%) of the lowest bid price of the common stock for the preceding five trading days. At May 31, 2003, Eagle has converted $75,000 of the bond into 65,598,524 shares of CCI. Eagle intends to liquidate the bond into cash through the conversion process and immediate sale of CCI shares. This investment is recorded at a cost of $500,000 until the debenture or converted shares are sold. At May 31, 2003, the underlying value of this debenture is approximately $850,000. Subsequent to May 31, 2003, Eagle has submitted additional bond conversion notices of $75,000 which will convert into 80,486,740 shares of CCI common stock. Eagle is in discussions with CCP to amend certain provisions of the debenture as it relates to shares currently issued and stock payments for accrued interest. Subsequent to the fiscal year ended August 31, 2003, the Company entered into discussions with CCP regarding the retirement of the convertible debenture and settlement of CCP commitment fees in connection to a $20,000,000 Equity Line of Credit.

         At August 31, 2002, $2,000,000 in principal plus $600,000 of accrued interest and fees were outstanding to Candlelight Investors, LLC. In November 2002, the Company issued 2,600,000 shares of stock to settle this debt.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

         The Company has agreed to pre-pay the notes at the rate of a minimum of $250,000 per month and a maximum of $500,000 per month. The pre-payment may be in cash or in shares of our common stock at the rate of 90% of the average of the two lowest market prices of our common stock for the applicable month. However, the Company may not issue shares of our common stock for pre-payment purposes if the total number of shares exceeds the aggregate trading volume of our common stock for the twelve trading days preceding the date of payment, in which case we must pay the difference in cash. As the number of shares to be issued for pre-payment purposes is dependent on the price and trading volume of our common stock, there is no way to determine the number of shares that may be issued at this time. Eagle has filed a registration statement for the potential conversion shares for the note and warrants exercise. As of May 31, 2002, the Company has paid to Tail Wind $2,000,000 towards the reduction of debt. The current financial statements have recorded as current maturity for this debt, $1,595,000.

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

         In our agreement with Tail Wind, the Company granted Tail Wind anti-dilution rights. If the Company sells common stock or securities exercisable for or convertible into shares of our common stock for less than $1.79 per share, the Company must reduce the conversion price of the notes and the exercise price of the warrants to the price the Company sold the common stock or the exercise or conversion price the Company issued the convertible securities. The Company has agreed to register for resale any additional shares that will be issued pursuant to these anti-dilution rights on a future registration statement, unless such additional shares are available in the current registration statement. In addition, under the terms of the agreement, without Tail Wind's approval, the Company may not issue Tail Wind shares of common stock such that Tail Wind would ever be considered to beneficially own greater than 4.99% of the outstanding common stock. In connection with this transaction, Link Two Communications, Inc. has paid Ladenburg Thalman and Co. a fee of 5% of the purchase price of the notes. Additionally, the Company has valued the conversion feature of the convertible debenture and warrants at $1,648,045 and $1,270,995, respectively; the amounts were determined by using the Black-Scholes calculation. These amounts have been capitalized as part of the cost of developing the wireless infrastructure. At August 31, 2003, Eagle and Tail Wind were renegotiating the terms of this note. During the renegotiation period, the Company has agreed to pay interest until all new terms and conditions have been resolved.

NOTE 10 - Marketable Securities:
          ----------------------

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2003, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

         Other marketable securities include 1,480,000 shares of common stock of Burst.com, 65,598,000 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006 and are included in the cash and cash equivalents category and are held for resale as of August 31, 2003.

NOTE 11 - Income Taxes:
          -------------

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

         The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                         August 31,
                                                       2003    2002     2001
                                                       ----    ----     ----
                                                        %       %       %
     U.S. Federal Statutory Tax Rate                     34      34     34
     U.S. Valuation Difference                          (34)    (34)    (34)
                                                        ----    -----   ----
     Effective U.S. Tax Rate                             0        0     0
     Foreign Tax Valuation                               0        0     0
                                                         -        -     -
     Effective Tax Rate                                  0        0     0
                                                         =        =     =

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                                              August 31,
                                                     2003               2002          2001
                                                   ---------        -----------------------
     Computed expected tax benefit         $       (11,456)      $   (12,508)     $  (1,997)
     Increase in valuation allowance                 11,456            12,508           1997
                                                   ---------        -----------------------
                                           $         ---         $      -----     $     ---
                                                   =========        =======================


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2003 and 2002, are presented below, in thousands and include the balances of the merged company ClearWorks.net.

                                                      2003            2002
                                                    ---------       -----------
      Deferred tax assets:
      Accounts receivable, principally due
      to allowance for doubtful accounts        $          0    $           0

      Net operating loss carry-forwards               35,503           24,047
      Less valuation allowance                      (35,503)         (24,047)
                                                    ---------       ----------
      Net deferred tax assets                            ---              ---

      Deferred tax liabilities:
      Differences in depreciation                          0                0
                                                    ---------       -----------
      Net deferred tax liabilities              $          0    $           0
                                                    =========       ===========

         The valuation allowance for deferred tax assets of August 31, 2003, 2002, and 2001, was $35,503,000, $24,047,000, and $10,956,000,
         respectively. At August 31, 2003 and 2002, the Company has net operating loss carry-forwards of $104,420,588 and $70,727,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 12 - Issuance of Common Stock:
          -------------------------

         During the fiscal year ended August 31, 2003, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

   Shares Outstanding August 31, 2002                                   73,051
   Shares issued for Services and Compensation                           7,437
   Shares issued for Property and Other Assets                          14,938
   Shares issued for Retirement of Debt and Liabilities                 50,816
   Shares issued for Stock Option exercise                               1,647
   Treasury Stock                                                        (442)
                                                               ----------------
   Shares Outstanding August 31, 2003                                  147,447
                                                               ================

NOTE 13 - Preferred Stock, Stock Options and Warrants:
          -------------------------------------------

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of August 31, 2003, options to purchase 406,131 are outstanding and 551,370 are available to be issued.

         The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at August 31, 2003:

         50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc., expiring April 4, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of August 31, 2003, none of these options have been exercised

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. As of August 31, 2003, none of these warrants have been exercised.

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised. s

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.10 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.35 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.69 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.61 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.39 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2003, none of these warrants have been registered, issued or exercised.

         168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.35 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been registered, issued or exercised.

         160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As August 31, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.28 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.26 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.45 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         3,800,000 stock purchase warrants issued to Eagle Broadband employees under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.41 per share. The shares of

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

          common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

          400,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008 The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.60 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         500,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.75 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

         The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                                   Warrants Issued & Outstanding             Warrants Exercisable
  Class of                               August 31,                                August 31,
  Warrants                   2003                     2002                     2003        2002
--------------            -------------------------------------            -------------------------
0.26                           25,000                        -                   25,000           -
0.28                           25,000                        -                   25,000           -
0.35                           25,000                        -                   25,000           -
0.38                           50,000                        -                   50,000           -
0.39                           25,000                        -                   25,000           -
0.41                        3,800,000                        -                1,550,000           -
0.45                           25,000                        -                   25,000           -
0.60                          400,000                        -                        -           -
0.61                           25,000                        -                   25,000           -
0.69                           25,000                        -                   25,000           -
0.75                          500,000                        -                        -           -
1.04                           50,000                   50,000                   50,000      50,000
1.10                           25,000                        -                   25,000           -
1.35                           25,000                        -                   25,000           -
1.55                                -                   25,000                        -      25,000
1.75                                -                   13,766                        -      13,766
2.00                           25,000                   25,000                   25,000      25,000
2.00                           41,667                   41,667                   41,667      41,667
2.25                           41,667                   41,667                   41,667      41,667
3.00                                -                   50,000                        -      50,000
3.00                           58,333                   58,333                   58,333      58,333
3.75                                -                   40,000                        -      40,000
3.75                                -                  160,000                        -     160,000
3.75                                -                  232,000                        -     232,000
3.75                                -                  176,000                        -     176,000
3.95                                -                  328,000                        -     328,000
4.50                                -                   25,000                        -      25,000
7.00                                -                  100,000                        -     100,000
7.49                                -                  250,000                        -     250,000
7.50                                -                   25,000                        -      25,000
7.50                          192,000                  192,000                  192,000     192,000
7.50                          240,000                  240,000                  240,000     240,000
7.50                          168,000                  168,000                  168,000     168,000
7.50                          200,000                  200,000                  200,000     200,000
9.68                                -                   50,000                        -      50,000
10.00                               -                  275,000                        -     275,000
12.00                               -                  250,000                        -     250,000
14.00                               -                  350,000                        -     350,000
18.00                               -                  250,000                        -     250,000
25.00                               -                  150,000                        -     150,000
ESOP                          406,131            *     355,170           *      406,131     355,170
                          -------------------------------------            -------------------------
                            6,397,798      **        4,121,603                3,247,798   4,121,603
                          =====================================            =========================

*Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2003 and 2002. **Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

                    Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

NOTE 14 - Capitalization Activities:
          --------------------------

         The Company is currently offering up to $10,000,000 in "Units," each Unit consisting of a $25,000, 12% five-year Q-series bond ("Bonds") to a limited number of Accredited Investors. The Bonds are due and payable upon maturity at the end of the five-year period. Interest on the Bonds is payable at the rate of 12% per annum, and is payable semiannually. The Bondholder may require Eagle to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. Eagle may redeem the Bonds at any time after the first year but not before. The issuance of the Bonds, or any share of the common stock to be issued in payment of the Bonds, has not been registered or approved by the Securities and Exchange Commission ("SEC") or any state securities commission nor has the SEC or any state securities commission passed on the accuracy of the Confidential Private Placement Memorandum under which these Bonds are being offered. Furthermore, the Bonds may not be assigned, transferred, sold, or otherwise hypothecated. Any representation to the contrary is a criminal offense. The Confidential Private Placement Memorandum does not constitute any offer in any jurisdiction in which an offer is not authorized. The Bonds, and any share of common stock to be issued in payment of the Bonds, are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, and may not be sold or otherwise disposed of except in transactions that are subsequently registered under applicable federal and state securities laws, or in transactions exempt from such registration

NOTE 15 - Risk Factors:
          -------------

         For the years ended August 31, 2003, 2002, and 2001, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industries. Approximately, seventy four percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty-six percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2003. Approximately, eighty four percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate sixteen percent remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2002. Whereas approximately eighty seven percent of the Company's revenues and receivables have been created solely in the state of Texas, two percent have been created in the international market, and the approximate eleven percent remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2001. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 16 - Foreign Operations:
          -------------------

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0%, 0% and 2% at August 31, 2003, 2002, and 2001, respectively.

NOTE 17 - Commitments and Contingent Liabilities:
          --------------------------------------

         Leases

         The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

         For the years ending August 31, 2003and 2002, rental expenses of approximately $1,183,000 and $436,219 respectively, were incurred.

         The Company also leased office space in Oxnard, California with Tiger Ventura County, L.P. This three-year non-cancelable lease commenced August 1, 2000, and expires July 31, 2004. Under the terms of the lease, monthly payments will be $2,130 for the first twelve months whereas the monthly payments will increase by 3.5% at the beginning of both the second and third years.

         The Company's wholly owned subsidiary, Atlantic Pacific, leases office space in Houston, Texas with Houston Industrial Partners, Ltd. This non-cancelable lease expires December 2005. The monthly payments are $9,030 per month.

         Atlantic Pacific also leased office space in Chicago, Illinois with Lasalle Bank National Association. This twenty-nine month lease commenced on October 1, 2000,and expired February 28, 2003. Under the terms of the lease, monthly payments will be $2,220 for the first twelve months whereas they will increase by 3.2% at the thirteenth and twenty-fifth months.

         Atlantic Pacific also leased office space in Houston, Texas with WL and Deborah Miller in the amount of $4,500 per month. This non-cancelable lease expired September 2002 and maintains a five-year renewal option. The renewal option was waived in September 2002.

         The Company's subsidiary, ClearWorks.net, Inc., leased office space in Houston, Texas with 2000 North Loop. This non-cancelable lease expired on April 30, 2003. The monthly payments increased from $7,306 to $11,091 on April 30, 2000, and again on May 1, 2002, to $11,217 for the remaining twelve months.

         Also, ClearWorks.net, Inc., leased office space in Phoenix, Arizona with Airpark Holdings. This non-cancelable lease expired on July 31, 2003. The monthly payments are variable.

         Also, ClearWorks.net, Inc., leased office space in San Antonio, Texas with Wade Holdings. This is a month-to-month lease. The monthly payments were $3,300.

                    Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

         The Company's subsidiary, United Computing Group, leased office space in Houston, Texas with Eastgroup Properties, L.P. This non-cancelable lease expired on August 31, 2003. The monthly payments were $8,570. UCG previously leased office space with Techdyne, Inc., that expired August 31, 2002.

         The Company's subsidiary, ClearWorks Home Systems, leases office space in Austin, Texas with Ditto Communications Technologies, Inc. This non-cancelable lease commenced on September 1, 2002, and expires January 31, 2005. The monthly payments are $5,876.

         The Company's subsidiary, United Computing Group, leased office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000, expired on June 30, 2002, and was extended to expire on June 30, 2003. The monthly payments are $2,794. Future obligations under the non-cancelable lease terms areas follows:

                   Period Ending
                    August 31,                     Amount
                  --------------                   ------

                       2004                    $ 521,000
                       2005                      116,000
                       2006                       58,000
                                             -------------------
                       Total                   $ 695,000
                                             ===================

         Legal Proceedings
         On February 23, 2001, ClearWorks and Eagle became defendants in Kaufman Bros., LLP v. Clearworks.Net, Inc. and Eagle Wireless, Inc., Index No. 600939/01, pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The Company settled this lawsuit on November 4, 2003 by issuing cash and stock totaling a fair market value of $1,320,000 as of the settlement date.

         On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc. for breach of contract and other related matters in Cause No. 2001-64056; In the 281st Judicial District Court of Harris County, Texas. This lawsuit is scheduled for the two-week docket beginning December 1, 2003. The Company denies the claims and intends to vigorously defend this lawsuit and claims against it. The Company settled this lawsuit on November 26, 2003 for cash and stock to be paid and issued totaling a fair market value of $3,000,000 as of the settlement date.

         On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. As of August 31, 2003, the principal balance of the debenture was approximately $1.2 million. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it.

         On December 14, 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A Clearwork.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

         On September 26, 2003 Intratech served a lawsuit on ClearWorks.net in Intratech Capital Partners, Ltd. vs. ClearWorks.net, Inc.; Case No. CF3 20136 in the High Court of Justice, Queen's Bench Division, Cardiff District Registry. This lawsuit presents claims for breach of contract for failing to pay the plaintiff for financial advice and services allegedly rendered. The complaint seeks damages of $6,796,245.50, plus attorneys' fees and costs. ClearWorks denies the claims and intends to vigorously defend this lawsuit and claims against it.

         On or about September 2003, Enron sued United Computing Group, Inc. in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims and intends to vigorously defend this lawsuit and claims against it.

         We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have adverse affect on the Company's financial condition or results of operations.

                    Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


 NOTE 18 - Earnings Per Share:
           -------------------

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:


                                                              For the year ended August 31, 2003
                                                              ----------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                     ----------       -----------         ------

         Net Loss                                   $(32,025)

         Basic EPS:
          Income available to
          common stockholders                        (33,693)           95,465            $(0.35)
         Effect of Dilutive Securities
           Warrants
                                                     --------         ----------          -------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(33,693)           95,465            $(0.35)
                                                    ==========        ========            =======


                                                            For the year ended August 31, 2002
                                                            ----------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      ------------       ----------
         Net Income                                $  (36,787)

         Basic EPS:
          Income available to
          common stockholders                         (36,787)           64,004             $(0.57)

         Effect of Dilutive Securities
         Warrants                                         ---               154                ---
                                                     --------               ---              -----

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                $  (36,787)           64,158            $(0.57)
                                                    ==========           ======             ======

For the year ended August 31, 2002, and August 31, 2001, anti-dilutive securities existed. (see Note 13)

NOTE 19 - Employee Stock Option Plan:
          --------------------------

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of August 31, 2003, a total of 406,131 options have been issued to various employees.

         The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during 2003 is estimated as $0.58 on the date of grant. Management estimates the average fair value for options granted during 2003, to be comparable to those granted in 2002. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                  2003           2002
                                                ---------      --------
                  Dividend Yield                 0.00%         0.00%
                  Volatility                     0.91          0.91
                  Risk-free Interest Rate        4.00%         7.00%
                  Expected Life                    5             5

NOTE 20 - Retirement Plans:
          -----------------

         During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the year ended August 31, 2003 and 2002, employee contributions were approximately $279,000 and $279,000, respectively. The Company matched approximately $67,850 and $67,850, respectively for those same periods.

               Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

NOTE 21 - Major Customer:
         ---------------

         The Company had gross revenues of $11,593,000 and $29,817,000 for the year ended August 31, 2003 and 2002, respectively. There were no parties individually that represented a greater than ten percent of these revenues.

NOTE 22 - Industry Segments:
          -----------------

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

                               For the year ending August 31, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    4,220      2,809      2,433      1,803       328        ---     11,593
                Segment Loss              (4,500)   (6,083)    (2,279)   (20,467)     (364)        ---   (33,693)
                Total Assets               8,929     31,316        114    141,588    83,852   (144,793)   121,006
                Capital Expenditures          11      6,254          1        ---       158        ---      6,424
                Depreciation                 372      1,351         72        376       253        ---      2,424

                               For the year ending August 31, 2002

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    8,767      2,657     16,143      1,699       551        ---     29,817
                Segment Loss                (279)     (193)    (1,304)    (5,819)  (29,192)        ---   (36,787)
                Total Assets               5,114     30,980        853    162,290    68,528   (137,782)   129,983
                Capital Expenditures         125     12,034        ---        562       156       (11)     12,886
                Dep. and Amort.              208        715        166      1,418     1,269        ---      3,776

                               For the year ending August 31, 2001

                (in thousands)           APC/HSI       EBS      UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    8,173        571     18,137      1,205        24                28,110
                Segment Loss                (990)     (299)      (211)    (2,211)   (2,163)               (5,874)
                Total Assets               5,351     13,149      4,394    156,760    34,128   (43,114)    170,668
                Capital Expenditures         151      9,350         24        198     6,671                16,394
                Dep. and Amort.              149      1,053         19      2,591       857                 4,669


The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

               Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


Note 23 - Quarterly Financial Data.
          -------------------------


                                                  Nov. 30,            Feb. 28,              May 31,            Aug. 31,
                                              ------------------ ------------------ ------------------- -------------------
          Year Ended August 31, 2003
             Revenues                                  4,618              3,063               1,847               2,065
             Net Earnings (loss)                       (831)              (979)             (2,921)            (28,962)
             Basic Loss per Share                     (0.01)             (0.01)              (0.04)              (0.29)
             Diluted Loss per Share                   (0.01)             (0.02)              (0.04)              (0.29)

          Year Ended August 31, 2002
             Revenues                                  8,761              7,380               6,485               7,191
             Net Earnings (loss)                     (3,371)            (2,013)             (1,824)            (29,579)
             Basic Loss per Share                     (0.06)             (0.03)              (0.03)              (0.45)
             Diluted Loss per Share                   (0.06)             (0.03)              (0.03)              (0.45)

For the year ended August 31, 2002, the quarterly financial information has been adjusted to reflect the application of Financial Accounting Standards Pronouncements No. 142 (Goodwill and other Intangible Assets) and No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets).

Note 24 - Subsequent Events.
          ------------------

         Resignation/Appointment of Chief Executive Officer. In October 2003, H. Dean Cubley resigned as chief executive officer to become the chief technology officer, and David Weisman accepted the position of chief executive officer.

         Recent Financings. During the first fiscal quarter of 2004, Eagle has received net proceeds of $7,687,000 from private placement offerings of stock and bonds and through the sale of stock held as short term investments and has retired or reduced certain of its notes payable, accounts payable and other obligations including numerous lawsuits; thereby significantly reducing the Company's current and contingent liabilities.

         Conversion of Outstanding Debt. During the four months ended September 30, 2003, holders of the Q-Series Bonds elected to convert bonds with an aggregate principal balance of 6,483,158 into 31,620,049 shares of common stock, of which 2,000,000 shares were registered in a Form S-3 Registration statement filed in October 2003.

         Private Placement Offering. In October 2003, we received gross proceeds of $3,000,000 from a private placement to accredited investors in which we issued promissory notes in the aggregate principal amount of $3,000,000 ("Notes") and 2,000,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred is convertible into 29,500,000 shares of common stock, subject to adjustment based on certain anti-dilution provisions. We received net proceeds from this offering of $2,915,000, which we intend to use for general corporate purposes. Terms of the Series A Preferred and Notes are described below under the caption "Description of Securities." We granted registration rights to the selling stockholders covering the resale of shares of our common stock, which are issuable upon conversion of the Series A Preferred. We registered the resale of 29,500,000 shares of common stock underlying 2,000,000 shares Series A Preferred on a Form S-3 Registration Statement.

         Restructuring Plan. On October 1, 2003 the Company announced the implementation of a strategic, company-wide restructuring designed to enable the company to better meet customer needs, increase revenue growth and position the company to achieve cash flow positive operations within 90 days.

              Key components of the plan include:
              ----------------------------------

          o The consolidation and integration of multiple Eagle businesses, divisions and functional areas under a single brand name with a structure organized by customers and markets versus the current product-based structure. The re-branding process has begun and will take place over the next several months and will include a single, integrated Eagle Broadband web site, an updated corporate identity, etc.

          o New management additions, staff reassignments and reductions where necessary in order to operate more efficiently and ensure every Eagle team member have the right skills to best serve customers.

          o Establish centralized sales and marketing functions, increase our direct sales coverage and signing and train and support key channel partners to drive revenues across all target markets.

          o Integration of Eagle's products and services to more effectively and efficiently leverage its portfolio of assets in order to create comprehensive communications solutions.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


              The goals of the new organization include:
              -----------------------------------------

          o Implementing a structure that will enable Eagle's sales, marketing and support personnel to better understand customer/partner needs, recommend the most appropriate mix of Eagle products and services and provide a single contact point to make it very easy for customers to do business with Eagle.

          o Simplifying Eagle's portfolio of assets, pulling all of Eagle's capabilities under a single Eagle Broadband name and clearly communicating how prospective customers, partners and shareholders can benefit from doing business with or investing in Eagle.

          o    Streamlining  the  organization  and eliminating  redundancies to
               simplify   business   processes  and  achieve   significant  cost
               efficiencies.

          o Maximizing sales productivity and effectiveness by ensuring sales teams have the requisite tools, resources and support needed to best serve Eagle customers and partners.

          o    Positioning   the   company   to  achieve   aggressive   customer
               acquisition, revenue growth and profitability goals in order to maximize shareholder value.

              The plan calls for targeted investments in four key areas:
              ----------------------------------------------------------

          o Aggressive expansion of Eagle's turnkey suite of broadband infrastructure finance, design, implementation, operation and maintenance services for municipalities, real estate developers, hotels, multi-tenant units and service providers to drive recurring revenues from Eagle's exclusive four-play of Bundled Digital Services (i.e. high-speed Internet access, phone, cable TV, security monitoring, etc.).

          o Eagle's state-of-the-art, IP-services Set-Top Box (STB) product portfolio (including a new generation of IP-based, high-definition TV/MPEG4 set-top boxes with exclusive IP-TV streaming capabilities) to capture revenues from such high value customer applications as bundled digital services for hotel and apartment owners, hospital or home-based patient monitoring, video-conferencing-based distance learning for employees or students, remote security monitoring, etc.

          o Increased direct and partner sales/marketing programs for Eagle's Orb' Phone Exchange satellite-based system that enables airline, government/military and enterprise customers to deliver "total" global communications services to users in non-line-of-sight environments.

          o Outsourced, managed services for residential and commercial/enterprise customers including security/network monitoring, help-desk, intrusion detection, managed firewall, anti-virus protection, spam filtering, etc.