Form 10-Q
period 2003-11-30
EAGLE BROADBAND INC
filed 2004-01-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                                    -----------

                                    FORM 10-Q
                                                    -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

As of January 9, 2004, there were 189,044,593 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended November 30, 2003

                                Table of Contents


Part 1 - Financial Information                                                                   Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at November 30, 2003, and August 31, 2003            3

                  Consolidated Statements of Operations for the Three
                  Months Ended November 30, 2003 and 2002                                          4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Three Months Ended November 30, 2003, and Twelve Months Ended
                  August 31, 2003                                                                  5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  November 30, 2003 and 2002                                                       6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             24

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      30

         Item 4.  Controls and Procedures                                                         31

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                               31

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              31

         Item 3.  Defaults Upon Senior Securities                                                 31

         Item 4.  Submission of Matters to a Vote of Security Holders                             31

         Item 5.  Other Information                                                               31

         Item 6.  Exhibits and Reports on Form 8-K                                                31

Signatures                                                                                        33

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                           November 30,       August 31,
                                                                               2003             2003
                                                                               ----             ----
                                                                          (Unaudited)         (Audited)
Current Assets:
     Cash and Cash Equivalents                                          $        7,550   $         2,538
     Accounts Receivable, net                                                    2,402             1,704
     Inventories                                                                 3,855             3,199
     Prepaid Expenses                                                              651               668
                                                                         -------------   ---------------
         Total Current Assets                                                   14,458             8,109

Property and Equipment:
     Operating Equipment                                                        36,575            36,422
     Less:  Accumulated Depreciation                                           (6,302)           (5,689)
                                                                         -------------    --------------
         Total Property and Equipment                                           30,273            30,733

Other Assets:
     Deferred Costs                                                                334               334
     Goodwill                                                                   76,273            76,273
     Other Intangible Assets                                                     5,330             5,330
     Other Assets                                                                  239               227
                                                                         -------------    --------------

         Total Other Assets                                                     82,176            82,164
                                                                         -------------    --------------

Total Assets                                                             $     126,907    $      121,006
                                                                         =============    ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                    $       5,740    $        5,461
     Accrued Expenses                                                            4,432             7,790
     Notes Payable                                                               7,187             5,779
     Deferred Revenue                                                              441               ---
                                                                         -------------    --------------

         Total Current Liabilities                                              17,800            19,030

                                Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  200,000,000 shares
         Issued and Outstanding at November 30, 2003, and
         August 31, 2003, 185,058,000 and 147,447,000, respectively                185               147
     Paid in Capital                                                           192,262           177,017
     Retained Earnings                                                        (83,340)          (75,188)
                                                                         -------------    --------------

         Total Shareholders' Equity                                            109,107           101,976
                                                                         -------------    --------------

Total Liabilities and Shareholders' Equity                               $     126,907    $      121,006
                                                                         =============    ==============

See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                          For the Three Months ended November 30,
                                                                     (Unaudited)
                                                           ----------------    ----------------
                                                                2003                2002
                                                           ----------------    ----------------
Net Sales:
   Structured wiring                                               $ 392            $  1,560
   Broadband services                                              1,564                 674
   Products                                                          361               2,044
   Other                                                              80                 340
                                                           ----------------    ----------------
Total Sales                                                        2,397               4,618
                                                           ----------------    ----------------

Costs of Goods Sold:
   Direct Labor and Related Costs                                    462                 346
   Products and Integration Service                                  137               1,537
   Structured Wiring Labor and Materials                             205                 229
   Broadband Services Costs                                          190                 276
   Depreciation and Amortization                                     285                 114
   Other Manufacturing Costs                                          16                 124
                                                           ----------------    ----------------
 Total Costs of Goods Sold                                         1,295               2,626
                                                           ----------------    ----------------
 Gross Profit                                                      1,102               1,992
                                                           ----------------    ----------------

Operating Expenses:
   Selling, General and Administrative:
    Salaries and Related Costs                                       959               1,508
    Advertising and Promotion                                         18                  37
    Depreciation and Amortization                                    319                 153
    Other Support Costs                                            1,424                 934
    Research and Development                                         119                  32
                                                           ----------------    ----------------
Total Operating Expenses                                           2,839               2,664
                                                           ----------------    ----------------

Loss from Operations                                             (1,737)               (672)

Other Income/(Expenses)
  Interest income,                                                     4                   4
  Interest (expense)                                             (7,080)               (163)
  Gain on Sale of Marketable Securities                              352                 ---
                                                           ----------------    ----------------
 Total Other Income (Expense)                                    (6,724)               (159)
                                                           ----------------    ----------------

Net Loss                                                         (8,461)               (831)
                                                           ----------------    ----------------

Other Comprehensive Loss:

Unrealized Holding Gain                                              309                  13
                                                           ----------------    ----------------

Other Comprehensive Loss                                        $(8,152)             $ (818)
                                                           ----------------    ----------------
                                                           ----------------    ----------------

Net Loss per Common Share:
  Basic                                                       $   (0.05)           $  (0.01)
  Diluted                                                     $   (0.05)           $  (0.01)
  Comprehensive Loss                                          $   (0.05)           $  (0.01)


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)


                                                                                  Additional                         Total
                                            Common Stock            Preferred      Paid In       Retained         Shareholders'
                                         Shares       Value           Stock        Capital       Earnings           Equity
                                         ----------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2002                   73,051         $ 73          ---       $ 158,731        $(41,424)          $117,380
                                           ======       ======                    =========        ========           ========

Net Loss                                      ---          ---          ---             ---        (33,693)           (33,693)

New Stock Issued to Shareholders
  Services and Compensation                 7,437            7          ---           1,813             ---              1,820
  Property and Other Assets                14,938           15          ---           3,032             ---              3,047
  Retirement of Debt and Liabilities       50,816           51          ---          13,827             ---             13,878
  Employee Stock Option Plan                1,647            2          ---             180             ---                182

Syndication Costs                             ---          ---          ---           (368)             ---              (368)

Treasury Stock                              (442)          (1)          ---           (198)             ---              (199)

Unrealized Holding Loss                       ---          ---          ---             ---            (71)               (71)

Total Shareholders' Equity                147,447          147          ---           177,017       (75,188)           101,976
   As of August 31, 2003                  =======       ======                       ========        =======           ========


Net Loss for the Three Months Ended           ---          ---          ---             ---         (8,461)            (8,461)
November 30, 2003

New Stock Issued to Shareholders
   Services and Compensation                3,354            4          ---           2,300             ---              2,304
  Property and Other Assets                                             ---                             ---
  Retirement of Debt and Liabilities       34,257           34          ---           6,033             ---              6,067
  Interest for Beneficial Conversion                                    ---           6,912             ---              6,912
  Value

Syndication Costs                                                       ---                             ---

Treasury Stock                                                          ---                             ---

Unrealized Holding Loss                                                 ---                             309                309

                                         ----------------------------------------------------------------------------------------
Total Shareholders' Equity                  $185,058     $ 185          ---        $ 192,262       $(83,340)          $109,107
  As of November 30, 2003                   ========    ======                     =========       ========           ========


See accompanying notes to consolidated financial statements.


                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 For the Three Months ended November 30,

                                                                             2003        2002
                                                                             ----        ----
                                                                                (Unaudited)
Cash Flows From Operating Activities
Net Loss                                                                    $(8,461) $   (831)

Adjustments To Reconcile Net Loss to Net Cash
Used By Operating Activities:
   Interest for Beneficial Conversion Value                                   6,912        91
   Depreciation and Amortization                                                614       266
   Stock Issued for Services Rendered                                         2,304        54
    (Increase)/Decrease in Accounts Receivable                                 (390)      632
   (Increase)/Decrease in Inventories                                          (656)     (428)
   (Increase)/Decrease in Prepaid Expenses                                       17       (13)
   Increase/(Decrease) in Accounts Payable                                      279      (345)
   Increase/(Decrease) in Accrued Expenses                                   (1,109)     (146)
                                                                             -------     -----
     Total Adjustment                                                         7,971       111
                                                                             -------     ----

Net Cash Used by Operating Activities                                          (490)     (720)

Cash Flows From Investing Activities:
   (Purchase)/Disposal of Property and Equipment                                (94)   (1,471)
    (Increase)/Decrease in Deferred Costs                                       ---       (12)
    (Increase)/Decrease in Other Assets                                         (12)      ---
                                                                             -------   -------
Net Cash Used by Investing Activities                                          (106)   (1,483)
                                                                             -------   -------

Cash Flows From Financing Activities:
   Increase/(Decrease) in Notes Payable & Long-Term Debt                      5,608     1,577

Net Cash Provided By Financing Activities                                     5,608     1,577
                                                                             ------     -----

Net Increase/(Decrease) in Cash                                               5,012      (626)
                                                                             ------    ------

Cash At The Beginning of Period                                               2,538     3,421
                                                                             ------    ------
Cash At the End Of Period                                                    $7,550    $2,795
                                                                             ======    ======

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                            $       168  $     72
    Income Taxes                                                                ---       ---


Supplemental non-cash investing activities (See Note 21) and changes in shareholder's equity:


See accompanying notes to consolidated financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


NOTE 1 - Basis of Presentation and Significant Accounting Policies:
         ---------------------------------------------------------

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

A) Consolidation

         At November 30, 2003, the Company's subsidiaries were: Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM) - operated as Eagle BDS Services; ClearWorks Home Systems, Inc. (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc.
         (CWI) - operating as Eagle Paging Services; DSS Security, Inc., (DSS) - operated as Eagle Security Services; United Computing Group, Inc. (UCG)
         - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $7,550,000 and $2,538,000 invested in interest bearing accounts and marketable securities (Note 9) at November 30, 2003, and August 31, 2003, respectively.

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

D) Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                 November 30,     August 31,
                                                     2003           2003
                                                 ----------     -------------

                           Raw Materials         $   2,910       $ 1,826
                           Work in Process             810         1,237
                           Finished Goods              135           136
                                                  --------        ------
                                                 $   3,855       $ 3,199
                                                  ========        ======

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         Eagle Technology Services - dba United Computing Group, Inc.
         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue as earned.

F)       Research and Development Costs

         For the three months ended November 30, 2003 and 2002, the Company performed research and development activities for internal projects related to its Orb'Phone Exchange, convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $119,000 and $32,000 were expensed for the three months ended November 30, 2003 and 2002, respectively.

         No research and development services were performed for outside parties for the three months ended November 30, 2003 and 2002.

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


                                                                    November 30,      August 31,
                                                                       2003            2003
                                                                    -----------     -----------
                  Weighted Average Number of Common
                    Shares Outstanding Including

                  Primary Common Stock Equivalents                     159,696          95,465
                  Fully Dilutive Common Stock Equivalents              159,696          95,465


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

               1) Quoted market prices in active markets.
               2) Estimate based on prices of similar assets
               3) Estimate based on valuation techniques

         As of November 30, 2003, no impairment existed.

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

         Goodwill and other intangibles of $82,176,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new CEO with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report for the fiscal year ended August 31, 2003, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects.

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

K)       Advertising Costs

         Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the three months ended November 30, 2003, the Company has expensed $18,000 where $0 in costs has been deferred.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         For the three months ended, November 30, 2002, the Company has expensed $37,000 whereas $0 in costs has been deferred.

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

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the three months ended November 30, 2003 and 2002, the Company recorded a comprehensive gain of $309,000 and $13,000, respectively.

P)       Beneficial Conversion Values

         Beneficial conversion values are calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible. The beneficial conversion value is charged to interest expense because the debt is convertible at the date of issuance. The value is limited to the total proceeds received.

Q)       Reclassification

         The Company has reclassified certain assets costs and expenses for the three months ended November 30, 2002 to facilitate comparison to the three months ended November 30, 2003.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

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

NOTE 2 - Accounts Receivable:
         --------------------

       Accounts receivable consist of the following, in thousands:


                                                       November 30,     August 31,
                                                         2003            2003
                                                      -----------      ------------
        Accounts Receivable                      $         2,724  $        2,116
        Allowance for Doubtful Accounts                    (322)           (412)
                                                      -----------      ------------
        Net Accounts Receivable                  $         2,402  $        1,704
                                                      ===========      ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

NOTE 3 - Property, Plant & Equipment and Intangible Assets:
         --------------------------------------------------

         Components of property, plant & equipment are as follows, in thousands:


                                                                          November 30,      August 31,
                                                                              2003            2003
                                                                           -----------      ------------
                  Automobile                                          $           143  $            143
                  Head-End Facility and Fiber Infrastructure                   26,548            26,688
                  Furniture & Fixtures                                            560               565
                  Leasehold Improvements                                          122               122
                  Office Equipment                                                766               979
                  Property, Manufacturing & Equipment                           8,436             7,925
                                                                           -----------      ------------
                      Total Property, Plant & Equipment                        36,575            36,422
                         Less: Accumulated Depreciation                       (6,302)           (5,689)
                                                                           -----------      ------------
                      Net Property, Plant & Equipment                 $        30,273  $         30,733
                                                                           ===========      ============

         Components of intangible assets are as follows, in thousands:


                                                                           November 30,     August 31,
                                                                              2003            2003
                                                                           -----------      ------------
                  Goodwill                                            $        80,551  $         80,551
                  Licenses & Permits                                            5,330             5,330
                                                                           -----------      ------------
                      Total Intangible Assets                                  85,881            85,881
                         Less: Accumulated Amortization                       (4,278)           (4,278)
                                                                           -----------      ------------
                      Net Intangible Assets                           $        81,603  $         81,603
                                                                           ===========      ============

NOTE 4  - Business Combinations:
          ----------------------

         Effective January 1, 2002, the Company acquired the assets of DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 in goodwill. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At November 30, 2002, the Company had an accrual for $921,000 for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 5 - Notes Payable:
         --------------

         The following table lists the Company's note obligations as of November
         30, 2003, and August 31, 2003, in thousands:

                                     Annual
                                                        Interest                      November 30,  August 31,
                                                          Rate           Due Date         2003          2003
                                                    ---------------- ---------------  -----------  ------------
                 Vehicles                                Various         Various     $            4  $         4
                 6% Convertible Debenture (Note 9)       6.0%            Demand                 ---        1,200
                 Tail Wind Convertible Debenture         2.0%            Demand               1,595        1,595
                 Notes Payable - Investor Group          10.0%           October 2003           ---          900
                 Notes Payable - Q Series Bonds          12.0%           Various              5,275        1,363
                 Other                                   Various         Various                313          717

                                                                                         ---------    ---------
                 Total notes payable                                                 $        7,187  $     5,779
                                                                                         ---------    ---------
                 Less current portion                                                         7,187        5,779
                                                                                         ---------    ---------
                 Total long-term debt                                                $          ---  $       ---
                                                                                         =========    =========

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


NOTE 6 - Line of Credit:
         --------------

         During the first quarter of fiscal 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2003, APC reduced its accounts receivable by $198,851 to reflect the gross sale of $360,003 to SWBT less $161,851 of reserves held by SWBT against such purchases. During the first quarter of fiscal 2004, APC repaid and canceled the line of credit in full to SWBT in September 2003.

         During July 2002, UCG entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital, repay the IBM credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2003, UCG reduced its accounts receivable by $44,799 to reflect the gross sale of $52,210 to SWBT less $7,832 of reserves held by SWBT against such purchases. During the first quarter of fiscal 2004, APC repaid and canceled the line of credit in full to SWBT in September 2003.

NOTE 7 - Convertible Debentures:
         -----------------------

         During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). During the quarter ended November 30, 2003 the Company repaid this debt

         During 2001, the Company acquired ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000. As a result of the acquisition, Eagle the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock and warrants at various rates. At August 31, 2002, Eagle and Tail Wind were renegotiating the terms of this note. At November 30, 2003, the Company owes Tail Wind $1,595,000 plus accrued interest. The Company is currently negotiating the settlement of this debt and has recorded the entire debt as a current note payable.

NOTE 8 - Marketable Securities:
         ----------------------

         As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At November 30, 2003, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

         Other marketable securities include 1,095,000 shares of common stock of Burst.com, 65,598,000 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,876,850 and are included in the cash and cash equivalents category and are held for resale as of November 30, 2003.

NOTE 9 - Income Taxes:
         -------------

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.

         A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                             November 30,        August 31,
                                                                  2003             2003
                                                                  ----             ----
                                                                   %               %
                  U.S. Federal Statutory Tax Rate                  34               34
                  U.S. Valuation Difference                      (34)              (34)
                                                                 ----              ----
                  Effective U.S. Tax Rate                           0                0
                  Foreign Tax Valuation                             0                0
                                                                    -                -
                  Effective Tax Rate                                0                0
                                                                    ==               ==

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)


                                                              November 30,      August 31,
                                                                2003                2002
                                                              ---------           ---------
                  Computed expected tax benefit         $      (2,877)  $         (11,456)
                  Increase in valuation allowance                2,877             11,456
                                                              ---------           ---------
                                                        $       ---     $           ---
                                                              =========           =========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2003, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                                 November 30,      August 31,
                                                                   2003               2003
                                                                 ---------          ---------
                  Deferred tax assets:
                  Accounts receivable, principally due
                  to allowance for doubtful accounts      $           ---  $          ---

                  Net operating loss carry-forwards                38,380            35,503
                  Less valuation allowance                         (38,380)         (35,503)
                                                                 ---------          ---------
                  Net deferred tax assets                             ---             ---

                  Deferred tax liabilities:
                  Differences in depreciation                         ---                ---
                                                                 ---------          ---------
                  Net deferred tax liabilities            $           ---  $             ---
                                                                 =========          =========


         The valuation allowance for deferred tax assets of November 31, 2003, and August 31, 2003, was $38,380,000 and $35,503,000, respectively. At
         November 30, 2003, the Company has net operating loss carry-forwards of $112,881,588, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 10 - Issuance of Common Stock:
          ------------------------

         For the three months ended November 30, 2003, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.


                  Shares Outstanding August 31, 2003                                  147,447
                                                                              ----------------
                  Shares issued for Retirement of Debt and Liabilities                 34,257
                  Shares  issued for  Services,  Compensation,  Property and            3,354
                  Other Assets
                                                                              ----------------
                  Shares Outstanding November 30, 2003                                185,058
                                                                              ================


NOTE 11 - Preferred Stock, Stock Options and Warrants:
          -------------------------------------------

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of November 30, 2003, options to purchase 402,678 are outstanding and 551,370 are available to be issued.

         The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at November 30, 2003:

         50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc., expiring April 4, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of November 30, 2003, none of these options have been exercised

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. As of November 30, 2003, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.10 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.35 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.69 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003 none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.61 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.39 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2003, none of these warrants have been registered, issued or exercised.

         168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.35 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been registered, issued or exercised.

         160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         underlying these warrants have not been registered or issued, under the Securities Act of 1933. As November 30, 2003, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.28 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.26 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30August 31, 2003, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.45 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         3,800,000 stock purchase warrants issued to Eagle Broadband employees under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.41 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

          400,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.60 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

         500,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.75 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


          The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):


                     Warrants Issued & Outstanding              Warrants Exercisable
  Class of
  Warrants            November 30,2003     August 31,2003   November 30,2003 August 31,2003
--------------     -----------------------------------      -----------------------------
0.26                         25,000            25,000                 25,000      25,000
0.28                         25,000            25,000                 25,000      25,000
0.35                         25,000            25,000                 25,000      25,000
0.38                         50,000            50,000                 50,000      50,000
0.39                         25,000            25,000                 25,000      25,000
0.41                      3,800,000         3,800,000              3,800,000   1,550,000
0.45                         25,000            25,000                 25,000      25,000
0.60                        400,000           400,000                400,000           -
0.61                         25,000            25,000                 25,000      25,000
0.69                         25,000            25,000                 25,000      25,000
0.75                        500,000           500,000                500,000           -
1.04                         50,000            50,000                 50,000      50,000
1.10                         25,000            25,000                 25,000      25,000
1.35                         25,000            25,000                 25,000      25,000
2.00                         25,000            25,000                 25,000      25,000
2.00                         41,667            41,667                 41,667      41,667
2.25                         41,667            41,667                 41,667      41,667
3.00                         58,333            58,333                 58,333      58,333
7.50                        192,000           192,000                192,000     192,000
7.50                        240,000           240,000                240,000     240,000
7.50                        168,000           168,000                168,000     168,000
7.50                        200,000           200,000                200,000     200,000
ESOP                        402,678  *        406,131  *             402,678     406,131
                   -----------------      ------------      -----------------------------
                          6,394,345  **     6,397,798  **          6,394,345   3,247,798
                   =================      ============      =============================

     *Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the period ended November 30, 2003 and 2002.
     **Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of November 30, 2003, none of these warrants have been exercised.

NOTE 12 - Capitalization Activities:
          --------------------------

         The Company is currently offering up to $10,000,000 in "Units," each Unit consisting of a $25,000, 12% five-year Q-series bond ("Bonds") to a limited number of Accredited Investors. The Bonds are due and payable upon maturity at the end of the five-year period. Interest on the Bonds is payable at the rate of 12% per annum, and is payable semiannually. The Bondholder may require Eagle to convert the Bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. Eagle may redeem the Bonds at any time after the first year but not before. The issuance of the Bonds, or any share of the common stock to be issued in payment of the Bonds, has not been registered or approved by the Securities and Exchange Commission ("SEC") or any state securities commission nor has the SEC or any state securities commission passed on the accuracy of the Confidential Private Placement Memorandum under which these Bonds are being offered. Furthermore, the Bonds may not be assigned, transferred, sold, or otherwise hypothecated. Any representation to the contrary is a criminal offense. The Confidential Private Placement Memorandum does not constitute any offer in any jurisdiction in which an offer is not authorized. The Bonds, and any share of common stock to be issued in payment of the Bonds, are "restricted securities" as that term is defined in Rule 144 of the Securities Act of 1933, and may not be sold or otherwise disposed of except in transactions that are subsequently registered under applicable federal and state securities laws, or in transactions exempt from such registration During the three month period ended November 30, 2003, the Company received proceeds of $3,912,000 from the issuance of these bonds.

NOTE 13 - Risk Factors:
          -------------

         For the three months ended November 30, 2003 and 2002, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure,

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

         fiber, cabling computer services and broadband industry. Approximately, ninety-four percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate six percent remainder have been created relatively evenly over the rest of the nation during the three months ended November 30, 2002. Whereas approximately eighty percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty percent remainder has been created relatively evenly over the rest of the nation for the three months ended November 30, 2002. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 14 - Foreign Operations:
          -------------------

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 0% at November 30, 2003 and 2002, respectively.

NOTE 15 - Commitments and Contingent Liabilities:
          ---------------------------------------

         Leases

         The Company leases its primary office space in League City, Texas, for $36,352 per month with Gateway Park Joint Venture. This non-cancelable lease commenced on January 1, 2002, and expires on May 31, 2004.

         For the three months ending November 30, 2003 and 2002, rental expenses of approximately $137,000 and $228,000 respectively, were incurred.

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

         The Company's subsidiary, United Computing Group, leased office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000, expired on June 30, 2002, and was extended to expire on June 30, 2003. The monthly payments are $2,794. Future obligations under the non-cancelable lease terms areas follows:

            Period Ending August 31,                Amount
                          ---------                 ------
                      2004                      $ 521,000
                      2005                        116,000
                      2006                         58,000
                                              -------------------
                     Total                      $ 695,000
                                              ===================

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

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

         On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), and In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. During the three month period ended November 30, 2003, the principal balance of the debenture was approximately $1.2 million was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it.

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

         On or about September 2003, Enron sued United Computing Group, Inc. in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims, and intends to vigorously defend this lawsuit and claims against it.

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

NOTE 16 - Earnings Per Share:
          ------------------

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


                                                      For the three months ended November 30, 2003
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------        -------
         Net Loss                                     $(8,461)

         Basic EPS:
          Income available to
          common stockholders                        $(8,461)          159,696            $(0.05)

         Effect of Dilutive Securities
           Warrants                                     ---                ---                  ---
                                                     --------         ----------          -----------
         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(8,461)           159,696            $(0.05)
                                                     ========        ==========             ======


                                                      For the three months ended November 30, 2002
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------       --------
         Net Loss                                     $(831)

         Basic EPS:
          Income available to
          common stockholders                          $(831)           74,493            $(0.01)

         Effect of Dilutive Securities
           Warrants                                                        154                  ---
                                                     --------         ----------          -----------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                $(831)             74,647            $(0.01)
                                                      ======           =========           ======

         For the three months ended November 30, 2003 and 2002, anti-dilutive securities existed (see Note 11).

NOTE 17 - Employee Stock Option Plan:
          ---------------------------

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of November 30, 2003, 402,678 options have been issued and are outstanding to various employees

         The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options granted during 2000 is estimated as $0.58 on the date of grant. A meaningful weighted average fair value of the individual options granted during 2000 using the method prescribed by SFAS 123 could not be determined due to the volatility of the share price during the measurement period. Management estimates the average fair value for options granted during 2001 to be comparable to those granted in 2000. The impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003

NOTE 18 - Retirement Plans:
          -----------------

During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended November 30, 2003 and 2002, employee contributions were approximately $27,298 and $71,351, respectively. The Company matched approximately $0 and $25,858, respectively for those same periods.

NOTE 19 - Major Customer:
          --------------

The Company had gross sales of $2,397,000 and $4,618,000 for the three months ended November 30, 2003 and 2002, respectively. The three month period ended November 30, 2003 included $866,213 or 36% of the quarters total sales from Sweetwater Security Capital, LLC in conjunction with a contract valued at $1,082,767 that was executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. The remaining $216,553 associated with this contract has been deferred in conjunction with a six-month holdback provision of the contract. There were no parties individually that represented greater than ten percent of the revenues in the three months ended November 30, 2002.

NOTE 20 - Industry Segments:
          ------------------

The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At August 31, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

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

                  For the three months ending November 30, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                      392      1,564        274         87        81        ---      2,397
                Segment Loss                (220)       331       (68)    (8,173)      (23)        ---    (8,152)
                Total Assets               1,126     30,156        123    175,253    57,704   (137,455)   126,907
                Capital Expenditures         ---        128        ---         25       ---                   153
                Depreciation                  39        383         15        126        51        ---        614

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               November 30, 2003


                  For the three months ending November 30, 2002

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    1,652        674      1,395        768       129        ---      4,618
                Segment Loss                 320      (102)      (344)      (589)     (103)        ---      (818)
                Total Assets               5,137     30,381        431    157,155    58,006   (120,468)   130,642
                Capital Expenditures           8      1,419          2         42       ---        ---      1,471
                Dep. and Amort.               56        156         31          3        20        ---        266

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Note 21 - Supplemental Non-Cash Disclosures:
          ----------------------------------

During the quarter ended November 30, 2003, the Company issued $3,000,000 of convertible debt which was retired through the issuance of 2,000,000 shares of Series A Preferred Stock which was concurrently converted into 29,500,000 shares of the Company's Common Stock. Additionally, the Company received proceeds of $3,912,000 from the sale of convertible Q-Series Bonds - see "Note 12 - Capitalization Activities".

The beneficial conversion values associated with these financings aggregating $6,912,000 are calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible. Since the beneficial conversion value exceeded the $6,912,000 raised on these convertible instruments, the value charged to interest expense during the quarter was limited to $6,912,000. This non-cash charge comprises $6,912,000 of the $7,080,000 interest expense on the Company's Statement of Operations and is shown as an adjustment to reconcile net loss to net cash on the Company's Statement of Cash Flows.

Item 2.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

Results of Operations

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

The following table sets forth summarized consolidated financial information for the three months ended November 30, 2003 and 2002.

Condensed Financial Information
--------------------------------
                                                    Three Months Ended
                                                    November 30,
                                         --------------------------------------------

($ in thousands)                            2003       2002     $ Change   % Change
                                            ----       ----     --------   --------

Total Sales                                   2,397      4,618     (2,221)      -48%
Cost of Goods Sold                            1,295      2,626     (1,331)      -51%
                                         --------------------------------------------
Gross Profit                                  1,102      1,992       (890)      -45%
                                         --------------------------------------------
   % of Total Sales                             46%        43%         3%         7%
Operating Expenses                            2,839      2,664        175         7%
                                         --------------------------------------------
Loss from Operations                         (1,737)      (672)    (1,065)      158%
                                         --------------------------------------------
Other Income (Expense)                       (6,724)      (159)    (6,565)     4129%
                                         --------------------------------------------
Net Loss                                     (8,461)      (831)    (7,630)      918%
                                         ============================================

Overview

         For the three month period ended November 30, 2003, Eagle's business operations reflected further investment and expansion into higher margin business segments including Eagle's broadband Bundled Digital Services (Internet, video, voice and security) for residential and business customers while shifting focus away from low-margin commodity computer products and services. The Company's consolidated operations generated revenues of $2,397,000 with a corresponding gross profit of $1,102,000 for the three-month period ended November 30, 2003. The significant decline in revenues in the first fiscal quarter of 2004 as compared to the corresponding period of 2003 was primarily attributable to the discontinuance of direct sales of low-margin commodity computer products and a decline in structured wiring sales as the Company continues its previously announced strategy to shift its focus to higher-margin product sales (i.e., set-top boxes, Orb'Phone Exchange, etc) and recurring services sales (i.e., broadband services, network monitoring / security, IT managed services, etc.).

         The Company incurred a net loss of $8,461,000 for the three-month period ended November 30, 2003. The loss was primarily attributable to $6,912,000 of non-cash interest expenses associated with the beneficial conversion feature of certain convertible bonds and notes issued against certain financing activities completed during the quarter and a $1,737,000 loss from operations. The Company's loss from operations included some $614,000 in depreciation and amortization expenses along with some $313,000 of legal expenses; primarily associated with the settlement of numerous previously disclosed lawsuits.

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

The follow table sets forth summarized sales information for the three months ended November 30, 2003 and 2002.


Sales Information
-----------------
                                                       Three Months Ended
                                                          November 30,
                                         -------------------------------------------

($ in thousands)                            2003    % of Total   2,002    % of Total  $ Change   % Change
                                            ----    ----------   -----    ----------  --------   --------
Structured Wiring                               392        16%      1,560        34%     (1,168)      -75%
Broadband Services                            1,564        65%        674        15%        890       132%
Products                                        361        15%      2,044        44%     (1,683)      -82%
Other                                            80         3%        340         7%       (260)      -76%
                                         ------------------------------------------------------------------
Total Sales                                   2,397       100%      4,618       100%     (2,221)      -48%
                                         ------------------------------------------------------------------

Net Sales. For the three-month period ended November 30, 2003, net sales declined to $2,397,000 from $4,618,000 during the three-month period ended November 30, 2002. The overall decrease of 48% was primarily attributable to the discontinuance of direct sales of low-margin commodity computer products and a decline in structured wiring sales as the Company continues its previously announced strategy to shift its focus to higher-margin product sales (i.e., set-top boxes, Orb'Phone Exchange, etc) and recurring services sales (i.e., broadband services, network monitoring / security, IT managed services, etc.). The $890,000 increase in sales of the Company's broadband services was primarily attributable to a contract valued at $1,082,767 executed by the Company's security-monitoring subsidiary, DSS Security, Inc.; against which the Company realized sales of $866,213 during the quarter.

The following table sets forth summarized cost of goods sold information for the three months ended November 30, 2003 and 2002.

                                                       Three Months Ended
                                                         November 30,
                                         --------------------------------------------

($ in thousands)                            2003       2002     $ Change   % Change
                                            ----       ----     --------   --------

Direct Labor and Related Costs                  462        346        116        34%
Products and Integration Service                137      1,537     (1,400)      -91%
Structured wiring labor and materials           205        229        (24)      -10%
Broadband Services costs                        190        276        (86)      -31%
Depreciation and amortization                   285        114        171       150%
Other manufacturing costs                        16        124       (108)      -87%
                                         --------------------------------------------
Total Operating Expenses                      1,295      2,626     (1,331)      -51%
                                         --------------------------------------------

         Cost Of Goods Sold. For the three-month period ended November 30, 2003, cost of goods sold decreased by 51% to $1,295,000 from $2,626,000 during the three-month period ended November 30, 2002. The decrease was primarily attributable to the discontinuance of direct sales of low-margin commodity computer products referenced above. The Company's overall gross profit percentage was 46% and 43% for the three-month periods ended November 30, 2003 and November 30, 2002. This increase is primarily attributable to a shift away from lower margin commodity products and services to higher margin BDS and security-monitoring sales; partially offset by an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.


The following table sets forth summarized operating expense information for the three months ended November 30, 2003 and 2002.

Operating Expenses:
-------------------
                                                    Three Months Ended
                                                       November 30,
                                         --------------------------------------------

($ in thousands)                            2003       2002     $ Change   % Change
                                            ----       ----     --------   --------
Salaries and Related Costs                      959      1,508       (549)      -36%
Advertising and Promotion                        18         37        (19)      -51%
Depreciation and Amortization                   319        153        166       108%
Other Support Costs                           1,424        934        490        52%
Research and Development                        119         32         87       272%
                                         --------------------------------------------
Total Operating Expenses                      2,839      2,664        175         7%
                                         --------------------------------------------

The following table breaks out other support costs information for the three months ended November 30, 2003 and 2002.


Other Support Costs:
--------------------
                                                    Three Months Ended
                                                    November 30,
-------------------------------------------------------------------------------------
($ in thousands)                            2003       2002     $ Change   % Change
                                            ----       ----     --------   --------

Advertising and conventions                       0          0          0     NA
Auto related                                      9         11         (2)      -18%
Bad debt                                        104          0        104     NA
Contract labor                                    0         24        (24)     -100%
Delivery and postage                             16         61        (45)      -74%
Fees                                             62        108        (46)      -43%
Insurance                                       111          5        106      2120%
Office and telephone                             79         63         16        25%
Other                                            12         29        (17)      -59%
Professional and legal                          733         84        649       773%
Rent                                            137        228        (91)      -40%
Travel                                           56         75        (19)      -25%
Taxes                                             3         17        (14)      -82%
Utilities                                       102        229       (127)      -55%
                                         --------------------------------------------
Total Other Support Costs                     1,424        934        490        52%
                                         --------------------------------------------

         Operating Expenses. For the three-month period ended November 30, 2003, operating expenses increased by 7% to $2,839,000 as compared to $2,664,000 for the three-month period ended November 30, 2002. Additionally, the mix of expenses changed significantly during the reporting period. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

o A $549,000 decrease in salaries and related costs, as a result of overall staffing reductions across all business units; the majority of which occurred in discontinued and restructured operations.

o A $19,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

o A $166,000 increase in depreciation and amortization, due principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

o A $490,000 increase in other support costs; the components of which are set forth on the table included immediately above. Included in this increase was a $313,000 in legal expenses associated with the settlement of various lawsuits.

o An $87,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

         Net Loss. For the three months ended November 30, 2003, Eagle's net loss was $8,461,000, compared to a net loss of $831,000 during the three month period ended November 30, 2002.

         Changes in Cash Flow. Eagle's operating activities used net cash of $490,000 in the three-month period ended November 30, 2003, compared to use of net cash of $720,000 in the three-month period ended November 30, 2002. The decrease in net cash used by operating activities was primarily attributable to an increase in the Company's net operating loss, net of non-cash charges, offset by stock issued for services rendered combined with cash used in retiring numerous accrued liabilities for legal and restructuring costs and cash used in working capital increases for inventory and accounts receivable. Eagle's investing activities used net cash of $105,000 in the three-month period ended November 30, 2003, compared to $1,483,000 in the three-month period ended November 30, 2002. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $5,608,000, in the three month period ended November 30, 2003, compared to $1,577,000 of cash provided in the three month ended November 30, 2002. The increase is attributable to an increase in convertible notes aggregating a net of $5,608,000 in conjunction with the Company's financing activities in the first fiscal quarter of 2004.

         Liquidity and Capital Resources. Current assets for the three-month period ended November 30, 2003 totaled $14,458,000 (includes cash and cash equivalents of $7,550,000) as compared to $8,109,000 reported for the year ended August 31, 2003. During the first fiscal quarter of 2004, Eagle received net proceeds of $5,993,000 from the sale of convertible bonds and notes and through the sale of marketable securities held as short term investments and has retired or reduced certain of its notes payable and accrued expenses including numerous lawsuits; thereby reducing the Company's current and contingent liabilities.

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

         Historically, we have financed operations through the sale of debt and equity securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best efforts financing efforts. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations or sell assets. Our ability to raise capital through further equity offerings is limited because nearly all shares of common stock have either been issued or reserved for issuance.

Contractual Obligations

                           Contractual                Payments due by period
                           obligations
                                                        Less
                                                       than 1     1-3     3-5      More than
                                              Total     year     years   years     5 years
                          -------------------------------------------------------------------
                          Long-Term Debt       7,187     7,187     ---     ---         ---
                          Obligations

                          Operating Lease        695       521     174     ---         ---
                          Obligations

                                        Total  7,882     7,708     174     ---         ---


         The Company's contractual obligations consist of long-term debt as set forth in Note 5, (Notes Payable), to the Company's financial statements and certain off-balance sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. - See Item 2 - Management's Discussion and Analysis under non-cancelable leases as described in
Note 15 to the Company's financial statements under the heading (Commitments and Contingent Liabilities).

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

Impairment of Long-Lived Assets and Goodwill

         Our long-lived assets predominantly include goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Receivables

         For the three month period ended November 30, 2003, Eagle accounts receivables increased to $2,402,000 from $1,704,000 at August 31, 2003. The majority of this increase was due to the increased sales in the Company's security-monitoring subsidiary, DSS Security, Inc. discussed earlier herein.

         Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2003, Eagle's inventory totaled $3,855,000 as compared to $3,199,000 at August 31, 2003. The majority of this increase was due to an increase in raw materials inventory associated with in process set-top box manufacturing.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate and Equity Market Risks

         The Company is exposed both to market risk from changes in interest rates on funded debt and changes in equity values on common stock investments it holds in publicly traded companies. The Company also previously had exposure that related to the Company's revolving credit facility. The Company fully retired its revolving credit facility in September 2003 and thus no longer has such exposure related to interest rate risk. Borrowings under the credit facility bear interest at variable rates based on the bank prime rate. The extent of this risk with respect to interest rates on funded debt is not quantifiable or predictable due to the variability of future interest rates; however, the Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows.

         The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts, however; the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,876,850 in market value as of November 30, 2003.

Credit Risks

         The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. The company did not have any customers that represented greater than 10% of its revenues during the first fiscal quarter of 2004 and, as such, does not believe that the credit risk posed by any specific customer would have a material adverse affect on its financial condition.

Item 4.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         There were no changes in Eagle's internal control over financial reporting that occurred during the quarter ended November 30, 2003 that have materially affected, or reasonably likely to materially affect, Eagle's internal control over financial reporting.

         Eagle's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Eagle's desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

Part 2. - Other Information

Item 1 - Legal Proceedings

         For a description of certain legal matters, refer to Note 15. "Commitments and Contingent Liabilities" under the heading Legal Proceedings in
Part 1, Item 1. "Consolidated Financial Statements."

          The Company is also subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations (Note 15).

Item 2 - Recent Sales of Unregistered Securities or Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None


Item 6--Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      Financial Statements and Schedules:

         The financial statements are set forth under Item 1 of this Quarterly Report on Form 10-Q. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

         The following reports were furnished on Form 8-K during the three months ended November 30, 2003:

         A report on Form 8-K, announcing information under Item 4 of the report, was filed on September 11, 2003 with the Securities and Exchange Commission.

         A report on Form 8-K, announcing information under Item 5 of the report, was filed on September 30, 2003 with the Securities and Exchange Commission.

         A report on Form 8-K, announcing information under Item 5 of the report, was filed on October 3, 2003 with the Securities and Exchange Commission.

         A report on Form 8-K, announcing information under Item 5 of the report, was filed on October 28, 2003 with the Securities and Exchange Commission.

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


                              EAGLE BROADBAND, INC.


         Date: January 14, 2004                   By:   /s/David Weisman
                                                        -----------------
                                                        David Weisman
                                                        Chief Executive Officer

                                                        /s/ Richard R. Royall
                                                        -----------------
                                                        Richard R. Royall
                                                        Chief Financial Officer