Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-03-30
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 2 to
                                   FORM 10-K/A
--------------------------------------------------------------------------------

[X]    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                    For the fiscal year ended August 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                              EAGLE BROADBAND, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number: 000-23163

             Texas                                              76-0494995
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

   101 Courageous Drive, League City, Texas                          77573
   ----------------------------------------                       ----------
   (Address of Principal Executive Office)                        (Zip Code)

                                  281-538-6000
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: Common
Stock

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Issuer's revenues for its fiscal year ended August 31, 2003, were $11,593,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of March 18, 2004, registrant had 191,238,584 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant's proxy statement for its annual meeting of shareholders, which proxy statement was filed by the registrant before December 29, 2003.

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

                                     PART I

Item 1.  Description of Business

Overview

         Eagle Broadband, Inc., (the "Company" or "Eagle") is a supplier of broadband, communications, project management and enterprise management products and services. Eagle's exclusive "four-play" suite of very high-speed Internet, cable-style television, voice and security monitoring Bundled Digital Services
(BDS), HDTV-ready multimedia set-top boxes, and turnkey suite of financing, design, deployment and operational services enables municipalities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers. Eagle has extensive "last mile" cable and fiber installation capabilities and provides complete IT business integration, project management and enterprise management solutions including network security, intrusion detection, anti-virus, managed firewall and content filtering to Fortune 1000 companies. Eagle also markets the Orb'Phone Exchange non-line-of-sight communications system that provides true, "total" global voice, data and Internet communications services through the Iridium Satellite network to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers.

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

         Eagle designs and manufactures a wide range of broadband products and provides complete installation services for copper, fiber, and wireless to commercial and residential markets. Core products offered by Eagle target end users of broadband services and include Internet, telephone, cable television, and security monitoring services, which services we refer to as bundled digital services (or BDS). Each subscriber provides the company with the opportunity to create a recurring revenue stream as well as the opportunity to sell additional products, such as Eagle's set-top-boxes to existing customers. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, strong manufacturing and R&D capabilities and the BDS "last mile" cable and fiber installation should provide a well-balanced revenue mix as the combined company offers a full complement of broadband products and services to its customers.

         Eagle designs, manufactures, markets, and services its products under the Eagle name. These products include transmitters, receivers, controllers, software and other equipment used in personal communications systems and radio and telephone systems. Most of Eagle's broad line of products, covering the messaging spectrum as well as specific personal communication systems, and specialized mobile radio products are certified by the Federal Communications Commission. Eagle provides service and support for its products, as well as consulting and research development on a contract basis. In addition, Eagle has introduced a completely new line of multi-media and Internet products to the telecommunications industry, including a family of digital set-top-box products and markets these products under the name of BroadbandMagic.

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

The Orb'Phone Exchange

         The Orb'Phone Exchange represents innovative and proprietary non-line-of-sight communications technology that enables users of the Iridium(R) satellite network to quickly and easily establish highly reliable voice and data communications to and from any location where the user is unable to gain line of sight to an orbiting Iridium Satellite such as onboard in-flight aircraft, within buildings, under ground or from obstructed areas. The technology enables truly global communications that enhance user productivity, mobility, problem solving, field-to-headquarters collaboration and emergency backup/response for a wide range of mission-critical and everyday communications needs. By extending coverage indoors to areas not traditionally served by satellite networks, the Orb'Phone Exchange extends customers' usage area, while enhancing the utility and overall value for both new and existing Iridium aviation, government, military, homeland security and commercial/enterprise customers. The company has received certification by both the Federal Communications Commission (FCC Certification Identifier # LOKJHJLBT05A00021) and Iridium Satellite LLC for the Orb' Phone Exchange.

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

Eagle Communications Services

         Eagle, through its Atlantic Pacific Communications, Inc., subsidiary, provides data, telephony and fiber optic installation, project management and support services from initial concept through engineering to completion and documentation. Atlantic Pacific installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

     --   Multi-site rollout installation
     --   Statement of Work/Request For Quotation preparation
     --   Installation supervision
     --   Structured wiring design
     --   Comprehensive project management
     --   Copper wiring configuration
     --   Fiber optic acceptance testing
     --   Aerial and underground OSP
     --   Fiber optic and copper cable
     --   Field service and support

         Eagle's Communications Services revenues are reported under the category of Structured Wiring on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 22 - Industry Segments.

Eagle Technology Services

         Eagle, through its United Computing Group, Inc., subsidiary, sells computer hardware and provides IT Business Integration and Enterprise Management solutions to companies with complex computing and communication systems and needs. Eagle helps its clients integrate and deploy the latest technologies to help ensure they remain competitive within their industry, while reducing the cost of integrating these solutions in order to maximize the return on their technology investments.

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

         Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 22 - Industry Segments.


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

         Eagle, through its subsidiary Contact Wireless, Inc., markets paging and mobile telephone solutions. Eagle acquired Contact Wireless in January 2002. Contact Wireless provides customers with paging and mobile telephone products and related monthly services in San Antonio and Houston areas. Subsequent to the fiscal year ended August 31, 2003, Eagle intends to divest this operating subsidiary in a related-party transaction.

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

     The design of a messaging system is customer specific and depends on:

          --   The number of messaging subscribers the service provider desires to accommodate,
          --   The operating radio frequency,
          --   The geography of the service area,
          --   The expected system growth, and
          --   Specific features desired by the customer.

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

Customers

         Eagle sells to a broad range of customers.

         BroadbandMagic sells to a broad range of customers. These customers are primarily within the hospitality industry, business-to-business and the government sectors.

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

Marketing and Sales

         The majority of the company's products and services are marketed through its employees using direct sales, channel marketing and various types of direct marketing techniques.

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

Proprietary Information

         Eagle attempts to protect its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, technical measures, and common law remedies with respect to its proprietary technology. Eagle has not yet been issued any patents on its products, technology or processes against such patent applications. This protection may not preclude competitors from developing products with features similar to Eagle's products. The laws of some foreign countries in which Eagle sells or may sell its products do not protect Eagle's proprietary rights in the products to the same extent as do the laws of the United States. Although Eagle believes that its products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Eagle in the future. If litigation resulted in Eagle's inability to use technology, Eagle might be required to expend substantial resources to develop alternative technology. There can be no assurance that Eagle could successfully develop alternative technology on commercially acceptable terms. Eagle has registered and trademarked the name of BroadbandMagic for this wholly owned subsidiary. This name is thought by Eagle to be a valuable addition to the intellectual property rights of Eagle.

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

         Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business could be harmed. The value of our stock could decline, and you may lose all or part of your investment. Further, this Form 10-K contains forward-looking statements and actual results may differ significantly from the results contemplated by such forward-looking statements.

We have a history of operating losses and may never achieve profitability.

         From inception through November 30, 2003, we have incurred an accumulated deficit in the amount of $83,340,000. For the fiscal year ended August 31, 2003 and the three months ended November 30, 2003, we incurred losses from operations in the amount of $28,267,000 and $1,737,000, respectively. We anticipate that we will incur losses from operations for the current fiscal year. We will need to generate significant revenues and control expenses to achieve profitability. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations for the past three fiscal years, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations during the last three fiscal years and we currently rely on external sources of capital to fund operations. For the last three fiscal years, we have suffered losses from operations of approximately $73,011,000. At November 30, 2003, we had approximately $7,550,000 in cash, cash equivalents and securities held for resale, and a working capital deficit of approximately $3,342,000. At January 30, 2004, we had approximately $5,236,000 in cash, cash equivalents and securities held for resale. Our net cash used by operations for the three month period ended November 30, 2003 was approximately $490,000.

We believe our current cash position and expected cash flow from operations will be sufficient to fund operations during the current fiscal year. Thereafter, we will need to raise additional funding unless our operations generate sufficient cash flows to fund operations. Historically, we have relied upon best efforts third-party funding from individual accredited investors. Though we have been successful at raising additional capital on a best efforts basis in the past, we may not be successful in any future best efforts financing efforts. We do not have any significant credit facilities or firm financial commitments established as of the date hereof. If we are unable to either obtain financing from external sources or generate internal liquidity from operations, we may need to curtail operations or sell assets.

We have been named a defendant in several lawsuits, which if determined adversely, could harm our ability to fund operations.

         Eagle Broadband and its subsidiaries have been named defendants in several lawsuits in which plaintiffs are seeking substantial damages, which may include any of the following lawsuits:

Intratech Capital Partners, Ltd. vs. Clearworks.net, Inc. In September 2003, Intratech sued Clearworks.net alleging breach of contract for failing to pay for financial advice and services allegedly rendered. Intratech is seeking damages of approximately $6.8 million plus attorney's fees and costs.

Enron Corp. vs. United Computing Group, Inc. In September 2003, Enron sued United Computing Group seeking to avoid and recover a transfer in the amount of approximately $1,500,000 under Section 547 and 550 of the Bankruptcy Code.

Cornell Capital Partners, LP. vs. Eagle Broadband. In July 2003, Cornell Capital sued Eagle Broadband alleging breach of contract, fraud and negligent misrepresentation. Cornell Capital has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. To date, we have not registered the resale of the shares underlying Cornell Capital's convertible debenture and we are not doing so hereby. As of November 30, 2003, the principal balance of the debenture was repaid in full.

We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of any one pending lawsuit could substantially harm our ability to fund operations.

Our revenues may decrease if recurring-revenue contracts and security monitoring contracts are cancelled.

         For the twelve months ended August 31, 2003 and the three months ended November 30, 2003, approximately 24% and 65%, respectively, of our revenue was generated by recurring-revenue contracts with Eagle Broadband Services and our security monitoring contracts with DSS Security. Although to date we have not experienced any significant interruptions or problems in our broadband or security services, any defects or errors in our services or any failure to meet customers' expectations could result in the cancellation of services, the refund of customers' money, or the requirement that we provide additional services to a client at no charge. Any of these events, could reduce the revenues or the margins associated with this revenue segment.

We rely heavily on third party suppliers for the material components for our products, and supply shortages could cause delays in manufacturing and delivering products which could reduce our revenues.

We rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources. We have not experienced significant supply shortages in the past and we believe that we will be able to continue to obtain most required components and parts from a number of different suppliers. However, the lack of availability of certain components could require a major redesign of our products and could result in production and delivery delays, which could reduce our revenues and impair our ability to operate profitably.

Because our industry is rapidly evolving, if we are unable to adapt or adjust our products to new technologies, our ability to compete and operate profitably may be significantly impaired.

         The design, development, and manufacturing of personal communication systems, specialized mobile radio products, and multimedia entertainment products are highly competitive and characterized by rapid technology changes. We compete with other existing products and will compete against other technologies. Development by others of new or improved products or technologies may make our products obsolete or less competitive. While we believe that our products are based on established state-of-the-art technology, our products may become obsolete in the near future or we may not be able to develop a commercial market for our products in response to future technology advances and developments. The inability to develop new products or adapt our current products to new technologies will impair our ability to compete and to operate profitably.

Approximately 60% of our total assets are comprised of goodwill, which is subject to review on a periodic basis to determine whether an impairment on the goodwill is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant charge against our earnings.

         We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At the fiscal year ended August 31, 2003, management determined that $1.8 million of goodwill associated with the Comtel Communications acquisition was impaired. At November 30, 2003, our goodwill was $76.3 million. If management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.

In the past, we have incurred significant non-cash impairment charges with respect to some of our assets. If we decide we need to further restructure, abandon or impair any of our operations or assets, we would incur further charges, which would reduce our earnings.

         At August 31, 2003 and 2002, management determined that significant non-cash impairment charges were necessary. For the fiscal year ended August 31, 2002, management determined that approximately $27.1 million in assets should be impaired in order to properly value certain assets and licenses. For the fiscal year ended August 31, 2003, management determined to impair intangible and long-lived assets in the amount of $7.6 million, associated with the Company's decision to no longer pursue the sales of low margin commodity products and unprofitable business operations. In future periods, if management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our long- lived assets is determined.

Our business relies on our use of proprietary technology. Asserting, defending and maintaining intellectual property rights is difficult and costly and the failure to do so could harm our ability to compete and to fund our operations.

We rely, to a significant extent, on trade secrets, confidentiality agreements and other contractual provisions to protect our proprietary technology. In the event we become involved in defending or pursuing intellectual property litigation, such action may increase our costs and divert management's time and attention from our business. In addition to costly litigation and diversion of management's time, any potential intellectual property litigation could force us to take specific actions, including:

     --   cease selling products that use the challenged intellectual property;
     -- obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
     --   redesign those products that use infringing intellectual property.

We compete with many companies that are larger and better financed than us, and our growth and profitability are dependent on our ability to compete with these entities.

         We face competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. We may become subject to severe price competition for our products and services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from traditional and new telecommunications companies including, local, long distance, cable modem, Internet, digital subscriber line, microwave, mobile and satellite data providers. If we are unable to make or keep our products competitively priced and attain a larger market share in the markets in which our products compete, our levels of sales and our ability to achieve profitability may suffer.

A system failure could delay or interrupt our ability to provide products or services and could increase our costs and reduce our revenues.

         Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have effected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is a likelihood that our operations may be effected by hurricanes or tropical storms, tornados, or flooding. Although we maintain redundant systems in north Houston, Texas, which allow us to operate our networks on a temporary basis, the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

Our stock price has fluctuated intensely in the past, and stockholders face the possibility of future fluctuations in the price of our common stock.

         The market price of our common stock may experience fluctuations that are unrelated to our operating performance. From January 30, 2003 through January 30, 2004, the highest sales price of our common stock was $2.08 which occurred on January 20, 2004, and the lowest sales price was $0.12, which occurred on March 7, 2003. The market price of our common stock has been volatile in the last 12 months and may continue to be volatile.

Our industry is highly regulated, and new government regulation could hurt our ability to timely introduce new products and technologies.

         Our telecommunication and cable products are regulated by federal, state, and local governments. We are generally required to obtain regulatory approvals in connection with providing telephone and television services. For example, the cable and satellite television industry is regulated by Congress and the Federal Communications Commission, and various legislative and regulatory proposals under consideration from time to time may substantially affect the way we design our products. New laws or regulations may harm our ability to timely introduce new products and technologies, which could decrease our revenues by shortening the life-cycle of a product.


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

         On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. As of August 31, 2003, the principal balance of the debenture was approximately $1.2 million. During the three month period ended November 30, 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it.

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

         Eagle is involved in lawsuits, claims, and proceedings, including those identified above, consisting of, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Eagle believes it has adequate provisions for any such matters. Eagle reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Eagle believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

         Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On March 18,, 2004, Eagle's common stock closed at $1.33 per share. Eagle is authorized to issue 350,000,000 shares of common stock, 191,238,584 of which were issued and outstanding at March 18, 2004. At March 18, 2004 there were approximately 1,077 holders of record of Eagle common stock.

         The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                                         Eagle Common Stock
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

Recent Sales of Unregistered Securities

         Between November 25, 2002 and June 9, 2003, the Company sold approximately $6.5 million of convertible debt securities to 45 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.16 to $0.34 per share. The Company may redeem the bonds at any time after the first year.

         Between October 30, 2003 and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year.

         These transactions were completed pursuant to Regulation D of the Securities Act. With respect to the issuances, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

         Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

Item 6. Selected Financial Data

         The data that follows should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8 and "Management's Discussion and Analysis."


                                                    Year Ended August 31,
                                                   -----------------------
  ($ in thousands)                2003          2002        2001          2000          1999
                             ------------- ------------ ------------ ------------- -------------
Operating Data:
Net sales                         $11,593      $29,817      $28,110        $5,240        $2,217
Operating expenses                $29,076      $43,635      $15,924        $3,985        $1,319
Operating income (loss)          $(28,267)    $(36,522)     $(8,222)      $(1,227)        $(438)
Other income (expense), net       $(5,426)       $(265)      $2,348        $1,516          $789
Income tax provision                   $0           $0           $0           $96           $91
                             ------------- ------------ ------------ ------------- -------------
Net income (loss)                $(33,693)    $(36,787)     $(5,874)         $175          $168
                             ============= ============ ============ ============= =============

Earnings per share  (basic)        $(0.35)      $(0.57)      $(0.12)        $0.01         $0.01

Statement of Cash Flows Data:
Cash provided by operating
  activities                      $(6,085)       $(797)       $(699)      $(5,299)      $(1,902)
Cash used by investing            $(1,276)    $(13,668)     $(9,721)      $(2,224)         $(33)
  activities
Cash provided (used) by
 financing activities              $6,912      $(2,406)     $(3,846)      $39,681        $1,025


                                                      As of August 31,
                             -------------------------------------------------------------------
                                   2003         2002         2001         2000           1999
                             ------------- ------------ ------------ ------------  -------------
Balance Sheet Data:
Total assets                     $121,006     $129,983     $170,667      $57,641        $10,320
Long-term debt                        ---       $1,272       $2,136          $73            $12
Total stockholders' equity       $101,976     $117,380     $149,128      $54,061         $8,894



Item 7.  Management's Discussion and Analysis

Overview

         During the fiscal year ended August 31, 2003, we implemented cost reductions in various operating segments. In the aggregate, the Company reduced its overall personnel headcount by 114 or a 50% reduction for the fiscal year ended August 31, 2003 as compared to the fiscal year ended August 31, 2002. The predominate reduction in headcount related to the Company's Atlantic Pacific / Homes Systems structured wiring and commercial cabling segment with headcount reductions of nine, six and 57 personnel in the first three quarters of fiscal 2003; aggregating an overall headcount reduction of 72 or 71% of this segments workforce. Additionally, the Company reduced its United Computing Group computer hardware sales segment by 18, nine, and two personnel in the first three quarters of fiscal 2003; aggregating an overall reduction of 29 or 59% of this segment's workforce. These two operating segments accounted for 101 of the 114 headcount reductions affected in fiscal 2003. Specifically, certain components of these operating segments, i.e., home systems structured wiring, commercial cabling and computer hardware sales, were not expected to provide significant long-term revenues and profitability, and therefore were reduced. Following the series of cost reduction activities implemented during the first three quarters of fiscal 2003, Eagle's management assessed the viability of continued financial investment in these unprofitable segments in the fourth quarter of fiscal 2003 and into early first quarter of fiscal 2004 and made further reductions. In conjunction with the appointment of Mr. Weisman as our new Chief Executive Officer in early October 2003, the Company completed the final consolidation of the United Computing Group segment into other Eagle operations while further reducing the Atlantic Pacific / Home Systems operations to an outsource commercial cabling and structured wiring operation that project manages affiliate contractors.

         Additionally, in conjunction with the appointment of Mr. Weisman as Chief Executive Officer, the Company made certain decisions during the preparation of its Form 10-K in our first quarter of fiscal 2004 that affected the value of certain assets as of August 31, 2003. These decisions included:

     -- A revised collection assessment of certain accounts receivable from these and other down-sized Eagle business segments.
     -- The decision to no longer pursue new commercial structured cabling opportunities on a direct basis versus the outsource model; thereby resulting in the impairment of goodwill from its Atlantic Pacific operations.
     -- The decision to no longer pursue Home Systems structured wiring opportunities on a direct standalone model basis outside its BDS model; thereby resulting in the impairment of its Home Systems inventory.
     -- The decision to withdraw from certain unprofitable BDS projects, namely its Austin area BDS developments; thereby impairing certain assets including property, plant and equipment.
     -- The decision to settle certain existing legal proceedings versus continuing the time consuming and costly process of defending such proceedings; thereby resulting in the accrual of numerous reserves for such settlements.
     -- The decisions to consolidate its operating segments into its corporate lease space; thereby resulting in reserves for property lease settlements.
     -- The decision to negotiate the settlement of certain sales tax liabilities that resulted from a sales tax audit of United Computing Group operations for periods that preceded the acquisition date of this subsidiary.

         Accordingly, Eagle incurred certain asset impairments and operating charges in the fourth quarter associated with these decisions. These asset impairment charges, allowances, write-off's and reserves included the following:

          -- Accounts receivable write-off's and reserves aggregating $2,177,000; of which $1,348,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations, $15,000 was attributable to the decisions affecting its United Computing Group operations and $814,000 was attributable to the Company's Eagle, EBS and Other segment operations.
          -- Inventory impairment charges of $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major client's decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's convergent set top box.
          -- Litigation settlement costs and reserves of $3,650,000 against certain of the legal proceedings previously discussed in Item 3. Legal Proceedings. Additionally, the Company recorded charges aggregating $2,274,000 to settle threatened and existing legal proceeding associated with prior financing transactions, including the Kaufman litigation.
          -- Lease settlement costs and reserves of $171,000 were attributable to the decision to consolidate various operating segments into its corporate lease space; thereby resulting in reserves for early exit of such leases.
          -- Impairment, write-down's and restructuring costs aggregating $7,611,000; of which $1,878,000 was attributable to an impairment of goodwill in the Company's Atlantic Pacific operations following the Company's decision to no longer pursue commercial cabling opportunities on a direct basis versus an outsource model. These costs were also comprised of $3,412,000 in impairment of property and equipment following the Company's decision to withdraw from certain unprofitable BDS projects, namely in the Austin area, and $323,000 of impairment of property and equipment from the Company's Atlantic Pacific / Home Systems operations following the decision to no longer pursue structured wiring opportunities on a direct standalone basis outside of its BDS model. Additionally, the aggregate total included a $553,000 charge for certain sales tax liabilities that resulted from an audit of the Company's United Computing Group operations for time periods that preceded the acquisition date of this operation.

         Eagle does not expect to incur any additional future period costs associated with such restructuring activities other than those recorded in the fourth quarter of fiscal 2003.

         The reductions implemented will impact salaries and benefits, rents, travel, and other support expenses on an annualized basis. The Company's anticipates $7,822,000 annualized cost savings results from reducing its personnel from a headcount of 228 at August 31, 2002 to 114 at August 31, 2003 and then further to 73 by November 30, 2003, thereby producing annualized savings of $7,822,000 as reported under the Company's operating expenses line item "Salaries and Related Costs", "Direct Labor and Related Costs" contained in Cost of Goods Sold and personnel and consulting costs reported under operating expenses line item "Other Support Costs".

         For the year ended August 31, 2003, Eagle's business operations reflected further investment and expansion into the broadband products and services sector; paving the way for future growth of the BDS business in conjunction with one of Eagle's objectives of producing profitable recurring revenues while moving away from commodity product and service sales with low gross margins. In addition, during fiscal 2003 and 2002, Eagle conducted extensive cost reduction and containment activities associated with such decisions to move away from selling these commodity products. We believe that the effects of these cost reductions will significantly reduce our fiscal 2004 operating expenses. Eagle's consolidated operations generated revenues of $11,593,000 with a corresponding gross profit of $809,000 for the fiscal year ended August 31, 2003. The significant decline in revenues in fiscal 2003 is primarily attributable to the discontinued direct sales of low-margin commodity computer products in Eagle's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a technology service provider versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and a discontinuance of home cabling projects in Arizona, Houston, San Antonio and Austin, Texas markets, partially offset by increased sales of broadband products and services.

         Eagle incurred a net loss of $33,693,000 for the fiscal year ended August 31, 2003. The loss was primarily attributable to Eagle's loss from operations that included non-cash impairment of intangible and long-lived assets of $7,611,000 associated with impairments, write-off's and reserves,,$3,650,000 of litigation settlement charges, $2,274,000 to settle threatened and existing legal proceedings associated with prior financing transactions, and $2,177,000 for accounts receivable write-off's and reserves discussed in detail immediately above.. Eagle consolidated management positions and centralized financial and administrative functions, research and development activities and marketing of all products and services in an effort to minimize unnecessary and duplicative expenditures, decrease net loss, and to streamline the flow of information to senior management from such centralization and consolidation measures. To date, senior management believes that the implementation of cost reductions has enabled management to receive more timely information to react to changing market conditions.

           Concurrently, Eagle is expanding its' BDS model for nationwide distribution of voice, video and data content. Eagle has increased sales efforts in the telephone, cable, Internet, security services and wireless segments and securing long-term relationships for its' bundled digital services and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundled digital services (digital content) to cities and municipalities that currently have or are in the process of completing construction of their own fiber infrastructure to the home. We believe that our companies have the technology, products and capabilities to provide these fiber-ready cities with digital content, set-top boxes and structured wiring services.


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

         Background:

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

         ClearWorks.net, prior to the acquisition by Eagle, was still early in the development of solutions focused on delivering fiber-to-the-home services in pursuit of capturing future revenues from service offerings including digital cable, high speed internet and telephone services. ClearWorks.net anticipated that significant capital investments would be required to generate recurring revenues from such services. The ClearWorks.net business model expected future profitability and contemplated that the financing for such infrastructure investments would be available in the public markets.

         Eagle acquired ClearWorks.net at a point when raising additional capital became difficult for ClearWorks.net and continued the build out of the fiber network post-acquisition. Eagle was confronted with a number of business and market factors in the pursuit of building out the digital-based fiber-to-the-home system. These included, a higher cost than anticipated to implement the fiber-to-the-home model, lower than expected market penetration during the early stages of the build-out and an extremely poor public equities market for raising additional capital to finance expansion of the network. Throughout this expansion period, Eagle added content and related services to enhance the distribution system. Through technology enhancements to the original ClearWorks.net headend and content delivery system, Eagle was able to expand delivery of these services to a larger national customer base including developers and municipalities who were financing and building out their own systems.

         Strategy Change:

         Given the obstacles discussed immediately above and Eagle's enhancement to the digital-based fiber-to the-home system, Eagle's board of directors and management began reassessing it long-term strategy in early 2003 and made a strategic decision to focus its fiber-to-the-home activities on being a service and content provider to developers and municipalities who were financing and building out their own fiber infrastructures. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects.

         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill was $76.3 million.

         Impairment Assessment:

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

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company tested the fair value of its goodwill and intangibles as of August 31, 2003 and determined that these assets totaling $81.6 million were not impaired.

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

         Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 had no affect to Eagle's results of operations as Eagle did not have any contracts that have multiple elements as of January 2004 or prior. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

         Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability under the heading Accrued Expenses until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $230,397 and $147,696 as of August 31, 2003 and 2002, respectively.




Eagle Wireless International, Inc.

         Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.


BroadbandMagic

         BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.


Eagle Broadband, Inc.

         Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc. revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

Eagle BDS Services - dba ClearWorks Communications, Inc.

         ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. Eagle's BDS Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.


Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc.

         ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 22 - Industry Segments.


Eagle Communication Services - dba Atlantic Pacific Communications, Inc.

         Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within
Note 22 - Industry Segments.


Etoolz, Inc.

         Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.


Eagle Messaging Services - dba Link Two Communications, Inc.

         Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.


Eagle Paging Services - dba Contact Wireless, Inc.

         Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 22 - Industry Segments.


Eagle Security Services - dba DSS Security, Inc.

         DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

Eagle Technology Services - dba United Computing Group, Inc.

         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion.. Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 22 - Industry Segments.


Receivables

         For the year ended August 31, 2003, Eagle accounts receivables decreased to $1,704,000 from $5,028,000 at August 31, 2002. The majority of this decrease was due to the decline in lower margin commodity computer product and structured cabling revenues compared to the prior year combined with the write down of $2,177,000 in accounts receivable for allowance for doubtful accounts associated with realigned and impaired operations and the sale of a net of $243,650 in accounts receivable to Southwest Bank of Texas in conjunction with a purchase and sale agreement entered into by Eagle's subsidiaries, United Computing Group, Inc. and Atlantic Pacific Communications, Inc. Accounts receivable write-off's and reserves aggregated $2,177,000; of which $1,348,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations, $15,000 was attributable to the decisions affecting its United Computing Group operations and $814,000 was attributable to the Company's Eagle, EBS and Other segment operations.

         During fiscal 2003, the Company's accounts receivable aging as measured by day's sales outstanding, "DSO", increased substantially from quarter to quarter. DSO increased from 86 days for the first quarter ended November 30, 2002 to 121 days for the second quarter ended February 28, 2003 and then to 172 days for the third quarter ended May 31, 2003. The Company's allowance for doubtful accounts totaled $242,000, $242,000 and $284,000 for the first three quarters, respectively. The Company believed that the customers contributing to the increased DSO were credit worthy, notwithstanding increased receivables aging, and had the ability to pay, although the associated aging of receivables from certain major national home builders in the Company's Atlantic Pacific / Home System segment had deteriorated as evidenced by the increased DSO. Management's confidence in its ability to collect aged receivables was based on the long-term nature of it BDS development contracts and the perceived ability of its customers to pay. Eagle initiated certain aggressive collection measures including filing liens on national home builders in its BDS developments during the third quarter of fiscal 2003. Following the appointment of its new Chief Executive Officer in October 2003 and the finalization of going-forward business strategy by segment, the Company made decisions to no longer pursue certain business opportunities, including the Company's Atlantic Pacific / Home Systems and United Computing Group segments as discussed in additional detail in the Overview section of Item 7 Following the decision to no longer pursue these business opportunities, numerous home builders disputed receivable balances related to these exited BDS projects and claimed offsets for having to replace Eagle with alternative contractors. Due to the decisions reached in the fourth quarter of fiscal 2003 regarding the decisions to no longer pursue certain business opportunities, Eagle's management subsequently determined that certain of its receivables, previously viewed as collectible in prior reporting periods, had become impaired and accordingly, in conjunction with these decisions, the Company recorded write-off's and reserves aggregating $2,177,000 against its account receivable, thereby bringing its DSO down to 75 days at the quarter ended August 31, 2003.


         Eagle maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments or other customer disputes that Eagle's management determines might lead to impairment. If the conditions of our customers or distribution partners were to deteriorate or otherwise should our business strategy changes have a material impact on such relationships, resulting in a potential impairment of their ability or decision to make required payments, we examine our provisions for doubtful accounts and record for such estimate losses. Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectibility of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2003, Eagle's inventory totaled $3,199,000 as compared to $6,059,000 at August 31, 2002. The majority of this decrease was due to a decrease in raw materials inventory resulting from reserves, write-downs and allowances of $2,627,000 for realigned and impaired commodity related product lines. Inventory impairment charges totaled $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major client's decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's convergent set top box.

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

Results of Operations

Year Ended August 31, 2003 Compared to Year Ended August 31, 2002

         Net Sales. For the year ended August 31, 2003, net sales declined to $11,593,000 from $29,817,000 during the year ended August 31, 2002. The overall decrease of 61% was primarily attributable to the Company's decision to no longer pursue direct sales of low-margin commodity computer products in the Company's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a technology service provider versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and the Company's decision to no longer pursue Atlantic Pacific / Home Systems structuring wiring opportunities on a direct standalone model basis outside of its BDS model, including home cabling projects in Arizona, Houston, San Antonio and Austin, Texas markets, partially offset by increased sales of broadband products and services.

         Cost of Goods Sold. For the year ended August 31, 2003, cost of goods sold declined to $10,784,000 from $22,704,000 during the year ended August 31, 2002. The decrease was primarily attributable to the Company's decision to no longer pursue the direct sales of low-margin commodity computer products and commercial structured wiring in the markets referenced above. Eagle's overall gross profit percentage was 7% and 24% for the years ended August 31, 2003 and August 31, 2002. This decrease is primarily attributable to write-downs of inventory of $2.6 million in connection with impaired, slow moving and obsolete inventory.

         Eagle's Structured Wiring cost of goods sold decreased to $1,774,000 from $2,121,000 for the period ending August 31, 2003 and 2002, respectively on corresponding revenues for these same periods of $3,692,000 and $8,036,000; thereby resulting in a gross margin decline to $1,918,000 from $5,915,000 for the same periods. This gross margin decline is primarily attributable to the company's decision to no longer pursue the direct sales of commercial structured wiring and inventory write-downs totaling $0.5 million.

         Eagle's Broadband Services cost of goods sold increased to $903,000 from $763,000 for the period ending August 31, 2003 and 2002, respectively on corresponding revenues for these same periods of $2,809,000 and $2,657,000; thereby resulting in a gross margin increase to $1,906,000 from $1,894,000 for the same periods. This gross margin increase is primarily attributable to the increase in revenues for this sector.

         Eagle's Products cost of goods sold decreased to $5,400,000 from $15,250,000 for the period ending August 31, 2003 and 2002, respectively on corresponding revenues for these same periods of $3,342,000 and $16,108,000; thereby resulting in a gross margin decline to a deficit $2,058,000 from $858,000 for the same periods. This gross margin decline is primarily attributable to the decline in revenues for this sector, resulting from Eagle's decision to no longer pursue direct sales of low-margin commodity computer products and inventory write-downs totaling $2.1 million
         .

         Operating Expenses. For the year ended August 31, 2003, operating expenses decreased to $29,076,000 from $43,635,000 for the year ended August 31, 2002. The primary portions of the decrease are discussed below:

         A $19,489,000 decrease in non-cash impairment charges resulting from a $7,611,000 non-cash impairment charge for the year ended August 31, 2003 associated with the Company's decision to no longer pursue the direct sales of low margin commodity products discussed above compared to a $27,100,000 non-cash impairment charge for the year ended August 31, 2002, for the impairment of licenses and equipment in Eagle's Link Two subsidiary. At August 31, 2003, management determined that a $7,611,000 non-cash impairment charge was necessary for realigned, impaired and abandoned operations including direct sales of low margin commodity products, residential and commercial structured wiring operations and the withdrawal from its Austin, Texas area BDS development based on the lack of demand for BDS services resulting from a slower build out of the development than originally projected in conjunction with local market competition. Included in the impairment was the write down of goodwill associated with the Atlantic Pacific Comtel acquisition of $1,878,000.

         A $1,693,000 decrease in salaries and related costs as a result of overall staffing reductions across all business units; the majority of which occurred in Atlantic Pacific / Home Systems and United Computing Group operations.

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

         A $1,431,000 decrease in depreciation and amortization, due principally to the disposal of certain assets from the Company's Austin area BDS operations.

         An $8,763,000 increase in other support costs, due to an increase in litigation settlement costs of $3,650,000, bad debt expense of $2,177,000 and various charges included in accrued expenses related to costs associated with reserves for early terminations of certain property leases totaling $171,000 and reserves for sales tax liabilities that resulted from a sales tax audit of the Companys's United Computing Group operation for time periods that preceded the acquisition date of this operation totaling $553,000.

         Net Loss. For the year ended August 31, 2003, Eagle's net loss was $33,693,000, compared to a net loss of $36,787,000 during the year ended August 31, 2002.

         Changes in Cash Flow. Eagle's operating activities used net cash of $6,085,000 in the year ended August 31, 2003, compared to use of net cash of $797,000 in the year ended August 31, 2002. The increase in net cash used by operating activities was primarily attributable to an increase in the Company's net operating loss, net of non-cash charges. Eagle's investing activities used net cash of $1,276,000 in the year ended August 31, 2003, compared to $13,668,000 in the year ended August 31, 2002. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $6,912,000, in the year ended August 31, 2003, compared to $2,406,000 of cash used in the year ended August 31, 2002. The increase is attributable to an increase in notes payable aggregating $7,297,000 in conjunction with the Company's financing activities in fiscal 2003 as compared to a net repayment against lines of credit in the amount of $1,846,000 and purchase of treasury stock of $918,000 in fiscal 2002.

         Liquidity and Capital Resources. Current assets for the year ended August 31, 2003 totaled $8,109,000 (includes cash and cash equivalents of $824,000 and Securities held for Resale of $1,714,000) as compared to $14,866,000 reported for the year ended August 31, 2002. During the first fiscal quarter of 2004, Eagle has received net proceeds of $7,687,000 from private placement offerings of stock and bonds and through the sale of marketable securities held as short term investments and has retired or reduced certain of its notes payable, accounts payable and other obligations including numerous lawsuits; thereby significantly reducing the Company's current and contingent liabilities. Additionally, the Company has $1,259,000 of Burst.com stock held in short term investments; valued as of November 21, 2003.

         The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure for the balance of the current fiscal year as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a fiber network. Historically, the Company built out these networks, thereby incurring significant capital expenditures. The Company incurred approximately $94,000 in capital expenditures in the first fiscal quarter of 2004 ended November 30, 2003. The Company expects to spend $1,000,000 or less on capital expenditures in fiscal 2004; an anticipated reduction of at least $1,121,000 as compared to $2,121,000 for fiscal 2003. However, the Company could adjust its capital expenditure plan in the second half of the current fiscal year if future business opportunities dictate.

         The Company also anticipates that it will generate annualized cost savings aggregating $7,822,000 from staffing reductions and related operating expense reductions discussed in the Company's plans in Note 24 to the Consolidated Financial Statements, (Subsequent Events). The Company anticipates $7,822,000 annualized cost savings results from reducing its personnel from a headcount of 228 at August 31, 2002 to 114 at August 31, 2003 and then further to 73 by November 30, 2003, thereby producing annualized savings of $7,822,000 as reported under the Company's operating expenses line item "Salaries and Related Costs", "Direct Labor and Related Costs" contained in Cost of Goods Sold and personnel and consulting costs reported under operating expenses line item "Other Support Costs"

         The Company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The Company has historically used stock for retirement of certain liabilities on a negotiated basis. The Company issued stock for retirement of certain liabilities aggregating $5,696,000, $3,586,000 and $13,878,000 for fiscal years 2001, 2002, and 2003, respectively. During the first fiscal quarter ended November 30, 2003, the Company retired approximately $6,067,000 in liabilities with stock versus cash Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis. In the first quarter, the Company completed a $7.7 million financing. The Company's management believes it has sufficient capital to fund operations for the next twelve months based on: (i) the Company's reduced capital expenditure requirements for fiscal 2004, (ii) the Company's annualized cost savings expected from personnel and operating expense reductions, and (iii) the Company's current cash and cash equivalents, including recent net financing proceeds and sale of marketable securities received during the first fiscal quarter 2004.

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

Contractual Obligations

   Contractual obligations                   Payments due by period
                               Total     Less than    1-3      3-5   More than 5
                                          1 year     years    years    years

   Long-Term Debt              5,779       5,779       ---      ---      ---
   Obligations
   Operating Lease               695         521       174      ---      ---
   Obligations
         Total                 6,474       6,300       174      ---      ---


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

         Cost of Goods Sold. For the year ended August 31, 2002, cost of goods sold increased to $22,704,000 from $20,408,000 during the year ended August 31, 2001. The increase was primarily attributable to added cost of sales comprised of direct labor, materials and related costs for both broadband services and Eagle's Atlantic Pacific Communications subsidiary. Atlantic Pacific provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. Eagle's overall gross profit percentage was 24% and 27% for the years ended August 31, 2002 and August 31, 2001. This decrease is primarily attributable to lower profit margins on volume sales of computers and related equipment and increases in other manufacturing costs associated with the production of the convergent set-top box.

         Eagle's Structured Wiring cost of goods sold decreased to $2,121,000 from $2,345,000 for the period ending August 31, 2002 and 2001, respectively on corresponding revenues for these same periods of $8,036,000 and $7,643,000; thereby resulting in a gross margin increase to $5,915,000 from $5,298,000 for the same periods. This gross margin increase is primarily attributable to the increase in revenues for this sector combined with an increase in commercial cabling margin rates

         Eagle's Broadband Services cost of goods sold increased to $763,000 from $260,000 for the period ending August 31, 2002 and 2001, respectively on corresponding revenues for these same periods of $2,657,000 and $523,000; thereby resulting in a gross margin increase to $1,894,000 from $263,000 for the same periods. This gross margin increase is primarily attributable to the increase in revenues for this sector.

         Eagle's Products cost of goods sold increased to $15,250,000 from $14,931,000 for the period ending August 31, 2003 and 2002, respectively on corresponding revenues for these same periods of $16,108,000 and $19,342,000; thereby resulting in a gross margin decline to $858,000 from $4,411,000 for the same periods. This gross margin decline is primarily attributable to the decline in revenues for this sector resulting from Eagle's loss of a major Fortune 100 customer that filed for protection under Chapter 11 of the Bankruptcy Code.

         Operating Expenses. For the year ended August 31, 2002, operating expenses increased to $43,635,000 from $15,924,000 for the year ended August 31, 2001. The primary portions of the increase are discussed below:
                                       27

         A $27,100,000 non-cash impairment charge was expensed at August 31, 2002, for impairment of licenses and equipment in Eagle's Link Two operations. At August 31, 2002, Eagle determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network has been inactive and is being dismantled. The equipment servicing the nationwide network is inactive and has been impaired as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

         A $1,626,000 increase in salaries and related costs, as a result of its acquisitions and expanded business.

         A $363,000 increase in advertising and promotion, due primarily to introductions and expansion of the Company's broadband services and convergent set-top box offerings.

         A $335,000 net increase in other support costs, due to an increase in salary and related costs, rents, interest, contract labor, professional fees and communication costs. This net increase included an offset of $729,000 associated with a decrease in advertising and promotion, due primarily to decreased attendance at conventions and trade shows.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Certain information required by this item is incorporated herein by reference from the information provided in Eagle's Proxy Statement. Certain information about the executive officers of Eagle is set forth below. Executive officers of Eagle are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified.

                               EXECUTIVE OFFICERS

Our executive officers are as follows:

                  Name                  Age                Office Held

      David Weisman                      41      Chief Executive Officer
      H. Dean Cubley                     62      Chief Technical Officer
      Christopher W. Futer               65      Secretary
      Richard Royall                     57      Chief Financial Officer

         MR. DAVID A. WEISMAN. Mr. Weisman, age 41, has served as director and chief executive officer of Eagle Broadband since October 2003. Prior to joining Eagle, Mr. Weisman served as Vice President Sales and Marketing for IP Dynamics from 2002 to 2003. Mr. Weisman co-founded and served as Vice President Sales and Marketing for Canyon Networks from 2001-2002. Mr. Weisman served as Vice President Marketing and Customer Service for ACT Networks from 2000 to 2001 until being acquired by Clarent Corporation.. Mr. Weisman also co-founded and served as Vice President of Sales and Marketing for Thomson Enterprise Networks from 1996 to 1998. Following his career at Thomson and prior to joining ACT Networks, Mr. Weisman took time off from his career during 1998-2000

         DR. H. DEAN CUBLEY. Dr. Cubley, age 62, has served as chairman of the board since March 1996, as chief executive officer from March 1996 to October 2003, and as president from March 1996 until September 2001.

         CHRISTOPHER W. "JAMES" FUTER. Mr. Futer, age 65, has served as a director and company secretary of Eagle since March 1996 and served as vice president of Eagle from 1996 to July 2002 when he retired

         RICHARD R. ROYALL. Mr. Royall, age 57, has served as chief financial officer since March 1996. Mr. Royall has been a certified public accountant since 1971.

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



                                                                                                          Number of Securities
                                                                                                        Remaining Available for
                                             Number of Securities            Weighted Average            Future Issuance Under
                                              To be Issued Upon              Exercise Price of            Equity Compensation
                                           Exercise of Outstanding              Outstanding                 Plans (Excluding
                                            Options, Warrants and                Options,                      Securities
                                                    Rights                  Warrants and Rights          Reflected in Column A)
           Plan Category                             (A)                            (B)                           (C)
  ---------------------------------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
   Approved by Security Holders                    406,131                        $1.27                        551,370
  Equity Compensation Plans Not
   Approved by Security Holders(1)               5,991,667                        $1.47                              0
                                         -----------------------------      --------------------       ---------------------------
                                                 6,397,798                        $1.45                        551,370
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

(c) Exhibit Listing

    EXHIBIT NO.     IDENTIFICATION OF EXHIBIT

  Exhibit 3.1(a) Eagle Broadband, Inc. Articles of Incorporation, as Amended and Restated, dated February 13, 2002.
  Exhibit 3.1(b) Eagle Broadband, Inc. Articles of Incorporation, as Amended, dated February 17, 2004.
  Exhibit 3.2 Amended and Restated Eagle Broadband, Inc. Bylaws (Incorporated by reference to Exhibit 3.2 of Form 10-KSB for the fiscal year ended August 31, 2001, filed November 16,
                    2001)
  Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Form S-3, file no. 333-111160).
  Exhibit 4.2 Purchase Agreement by and between Eagle Broadband and Investors dated August 23, 2003, including registration rights and security agreement attached as an exhibit thereto (incorporated by reference to Exhibit 10.1 of Form S-3 file no. 333-109481)
  Exhibit 4.3       Q-Series Bond Agreement (incorporated by reference to
                    Exhibit 10.3 of Form S-3, file no. 333-106074)
  Exhibit 4.4 Addendum to Q-Series Bond Agreement (incorporated by reference to Exhibit 10.4 of Form S-3, file no. 333-106074)
  Exhibit 4.5 Form of Subscription Agreement for Q Series Bond, between Eagle Broadband and certain investors (incorporated by reference to Exhibit 10.5 of Form S-3, file no. 333-106074)
  Exhibit 10.1 Asset Purchase Agreement between Eagle Telecom International, Inc., a Delaware corporation and Eagle Telecom International, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 of Form SB-2 file no. 333-20011)
  Exhibit 10.2 1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-72645)
  Exhibit 10.3      2002 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.1 of Form S-8 file no. 333-97901)
  Exhibit 10.4 2002 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-102506)
  Exhibit 10.5 2003 Stock Incentive and Compensation Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-103829)
  Exhibit 10.6 2003 Stock Incentive and Compensation Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-105074)
  Exhibit 10.7 2003 Stock Incentive and Compensation Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-109339)
  Exhibit 10.8      2004 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.1 of Form S-8 file no. 333-110309)
  Exhibit 10.9 Agreement and Plan of Reorganization by and between Eagle Wireless International, Inc. Clearworks.net, Inc., and Eagle Acquisition Corporation dated September 15, 2000 (incorporated by reference to Exhibit 10.1 of Form S-4 file no. 333-49688)
  Exhibit 10.10 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Comtel Communications, Inc. (incorporated by reference to Exhibit
                    10.4 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)

  Exhibit 10.11 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Atlantic Pacific Communications, Inc. (incorporated by reference to Exhibit
                    10.5 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)
  Exhibit 10.12 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Etoolz, Inc. (incorporated by reference to Exhibit 10.6 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)
  Exhibit 21.1      List of Subsidiaries (incorporated by reference to Exhibit
                    21.1 of Form S-4 file no. 333-49688)
  Exhibit 23.1      Consent of McManus & Co., P.C
  Exhibit 23.2      Consent of Malone & Bailey, PLLC
  Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Eagle Broadband, Inc.

                                      By: /S/David Weisman_________________
                                          David Weisman,
                                          Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date

/S/David Weisman            Chief Executive Officer, Director     March 30, 2003
-----------------------     (Principal Executive Officer)
David Weisman


/S/Richard R. Royall        Chief Financial Officer               March 30, 2003
-----------------------     (Principal Financial and
Richard R. Royall            Accounting Officer)


/S/H. Dean Cubley           Director, Chairman of the Board       March 30, 2003
-----------------------
H. Dean Cubley


/S/Christopher W. Futer     Director                              March 30, 2003
-----------------------
Christopher W. Futer


/S/A. L. Clifford           Director                              March 30, 2003
-----------------------
A. L. Clifford

/S/Glenn A. Goerke          Director                              March 30, 2003
-----------------------
Glenn A. Goerke

/S/Lorne E. Persons         Director                              March 30, 2003
-----------------------
Lorne E. Persons

/S/Jim Reinhartsen          Director                              March 30, 2003
-----------------------
Jim Reinhartsen

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

         /S/ Malone & Bailey, PLLC
         Malone & Bailey, PLLC
         Houston, Texas
         www.malone-bailey.com

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


         /S/McManus & Co., P.C.
         McMANUS & CO., P.C.
         CERTIFIED PUBLIC ACCOUNTANTS
         ROCKAWAY, NEW JERSEY

         December 13, 2002

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                ASSETS
                                                                                   August 31,
                                                                            2003                2002
                                                                                            (Restated)
Current Assets
   Cash and Cash Equivalents                                       $           824     $         1,273
   Securities Held for Resale                                                1,714               2,148
   Accounts Receivable, net                                                  1,704               5,028
   Inventories                                                               3,199               6,059
   Prepaid Expenses                                                            668                 358
                                                                  -----------------   -----------------
       Total Current Assets                                                  8,109              14,866

Property and Equipment
   Operating Equipment                                                      36,422              34,509
   Less:  Accumulated Depreciation                                         (5,689)             (3,661)
                                                                  -----------------   -----------------
       Total Property and Equipment                                         30,733              30,848

Other Assets:
   Deferred Costs                                                              334                 334
   Goodwill                                                                 76,273              78,151
   Other Intangible assets                                                   5,330               5,387
   Other Assets                                                                227                 397
                                                                  -----------------   -----------------

       Total Other Assets                                                   82,164              84,269
                                                                  -----------------   -----------------
Total Assets                                                       $       121,006     $       129,983
                                                                  =================   =================
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                $         5,461     $         4,757
   Accrued Expenses                                                          7,790               2,873
   Notes Payable                                                             5,779               3,653
   Capital Lease Obligation                                                     --                  48
                                                                  -----------------   -----------------
       Total Current Liabilities                                            19,030              11,331

Long-Term Liabilities:
   Capital Lease Obligations
      (net of current maturities)                                               --                  70
   Long-Term Debt                                                               --               1,202

       Total Long-Term Liabilities                                             ---               1,272
                                                                  -----------------   -----------------
Commitments and Contingent Liabilities

Shareholders' Equity:
   Preferred Stock  -  $.001 par value
     Authorized  5,000,000 shares
     Issued  -0- shares                                                        ---                 ---
   Common Stock  -  $.001 par value
     Authorized 200,000,000 shares
     Issued and Outstanding at August 31, 2003
     and 2002, 147,447,000 and 73,051,000, respectively                        147                  73
   Paid in Capital                                                         177,017             158,731
   Accumulated Deficit                                                    (75,188)            (41,424)
                                                                  -----------------   -----------------
       Total Shareholders' Equity                                          101,976             117,380
                                                                  -----------------   -----------------
 Total Liabilities and Shareholders' Equity                        $       121,006     $       129,983
                                                                  =================   =================
 See accompanying notes to consolidated financial statements.


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)




                                                     For the years ended August 31,
                                             ----------------------------------------------
                                                      2003            2002            2001
                                             --------------  --------------  --------------
Net Sales:
 Structured wiring                                  $3,692          $8,036          $7,643
 Broadband services                                  2,809           2,657             523
 Products                                            3,342          16,108          19,342
 Other                                               1,750           3,016             602
                                             --------------  --------------  --------------
Total Sales                                         11,593          29,817          28,110
                                             --------------  --------------  --------------

Costs of Goods Sold:
 Direct Labor and Related Costs                      2,195           3,160           1,638
 Products and Integration Service                    5,400          15,250          14,931
 Structured Wiring Labor and Materials               1,774           2,121           2,345
 Broadband Services Costs                              903             763             260
 Depreciation and Amortization                         456             377           1,053
 Other Manufacturing Costs                              56           1,033             181
                                             --------------  --------------  --------------
Total Costs of Goods Sold                           10,784          22,704          20,408
                                             --------------  --------------  --------------
Gross Profit                                           809           7,113           7,702
                                             --------------  --------------  --------------

Operating Expenses:
 Selling, General and Administrative:
  Salaries and Related Costs                         6,102           7,795           6,169
  Advertising and Promotion                            247             963             600
  Depreciation and Amortization                      1,968           3,399           3,615
  Other Support Costs                               12,737           3,974           4,264
  Research and Development                             411             404           1,276
  Impairment, write-downs & restructuring
   costs                                             7,611          27,100             ---
                                             --------------  --------------  --------------
Total Operating Expenses                            29,076          43,635          15,924
                                             --------------  --------------  --------------

Loss from Operations                               (28,267)        (36,522)         (8,222)

Other Income/(Expenses)
 Interest income,                                       68             360           2,348
 Interest expense                                   (5,494)           (625)            ---
                                             --------------  --------------  --------------
Total Other Income (Expense)                        (5,426)           (265)          2,348
                                             --------------  --------------  --------------

Net Loss                                           (33,693)        (36,787)         (5,874)
Other Comprehensive Loss:

Unrealized Holding Loss                                (71)           (279)           (359)
                                             --------------  --------------  --------------

Other Comprehensive Loss                          $(33,764)       $(37,066)        $(6,233)
                                             --------------  --------------  --------------

Net Loss per Common Share:
 Basic                                              $(0.35)         $(0.57)         $(0.12)
 Diluted                                            $(0.35)         $(0.57)         $(0.12)
 Comprehensive Loss                                 $(0.35)         $(0.58)         $(0.13)



See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)



                                                Additional                  Total
                      Common Stock    Preferred  Paid in     Retained   Shareholders'
                    Shares     Value  Stock      Capital     Earnings       Equity

Total Shareholders'
 Equity As of
 August 31, 2000     25,609      $26   $---       $52,160      $1,875     $54,061

Net Earnings            ---      ---    ---           ---      (5,874)     (5,874)

New Stock Issued to
 Shareholders
 For Services and
  Compensation        1,370        1    ---           973         ---         974
 For Property and
  Other Assets          127      ---    ---         2,837         ---       2,837
 For Retirement of
  Debt and
  Liabilities         3,004        3    ---         5,693         ---       5,696
 For Warrants
  Conversion            645        1    ---         1,078         ---       1,079
 For Employee Stock
  Option Plan            96      ---    ---           192         ---         192
 For Acquisition of
  ClearWorks, Inc.   35,287       35    ---        99,762         ---      99,797
 For Licenses and
  Investments         1,204        1    ---         2,965         ---       2,966

Syndication Costs       ---      ---    ---          (876)        ---        (876)

Treasury Stock       (7,078)      (7)   ---       (11,358)        ---     (11,365)

Unrealized Holding
 Loss                   ---      ---    ---           ---        (359)       (359)

                   ---------------------------------------------------------------
Total Shareholders'
 Equity As of
 August 31, 2001     60,264       60    ---       153,426      (4,358)    149,128

Net Loss                ---      ---    ---           ---     (36,787)    (36,787)

New Stock Issued to
 Shareholders
 For Services and
  Compensation        1,648        2    ---           880         ---         882
 For Property and
  Other Assets        2,867        2    ---           591         ---         593
 For Retirement of
  Debt and
  Liabilities         7,846        9    ---         3,577         ---       3,586
 For Warrants
  Conversion            ---      ---    ---           ---         ---         ---
 For Employee Stock
  Option Plan           ---      ---    ---           ---         ---         ---
 For Acquisitions     2,002        2    ---         1,079         ---       1,081
 For Licenses and
  Investments           ---      ---    ---           100         ---         100

Syndication Costs       ---      ---    ---           ---         ---         ---

Treasury Stock       (1,576)      (2)   ---          (922)        ---       (924)

Unrealized Holding
 Loss                   ---      ---    ---           ---        (279)      (279)

                   ---------------------------------------------------------------
Total Shareholders'
 Equity As of
 August 31, 2002     73,051       73    ---       158,731     (41,424)    117,380

Net Loss                ---      ---    ---           ---     (33,693)    (33,693)

New Stock Issued to
 Shareholders
 For Services and
  Compensation        7,437        7    ---         1,813         ---       1,820
 For Property and
  Other Assets       14,938       15    ---         3,032         ---       3,047
 For Retirement of
  Debt and
  Liabilities        50,816       51    ---        13,827         ---      13,878
 For Warrants
  Conversion            ---      ---    ---           ---         ---         ---
 For Employee Stock
  Option Plan         1,647        2    ---           180         ---         182

Syndication Costs       ---      ---    ---          (368)        ---       (368)

Treasury Stock         (442)      (1)   ---          (198)        ---       (199)

Unrealized Holding
 Loss                   ---      ---    ---           ---         (71)       (71)

                   ---------------------------------------------------------------

Total Shareholders'
 Equity As of
 August 31, 2003    147,447     $147    ---      $177,017    $(75,188)   $101,976
                   =========  =======           ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                                                    For the years ended August 31,
                                            -----------------------------------------------
                                                  2003            2002             2001
                                            --------------  --------------  ---------------
Cash Flows from Operating Activities
Net Loss                                         $(33,693)       $(36,787)         $(5,874)

Adjustments to Reconcile Net Loss to Net
 Cash
Used by Operating Activities:
 Impairment, write-downs & restructuring
  costs                                             7,611          27,100              ---
 Interest for conversion value                         91             ---              ---
 Depreciation and Amortization                      2,424           3,776            4,667
 Stock Issed for Services Rendered                  1,820             882              974
 Stock Issued for Interest Expense                  2,477             100              ---
 Changes in Assets and Liabilities
 (Increase)/Decrease in Accounts
  Receivable                                          724           2,479             (462)
 (Increase)/Decrease in Inventories                 1,717           4,578              515
 (Increase)/Decrease in Prepaid Expenses             (311)            386              516
 Increase/(Decrease) in Accounts Payable              921             232           (1,793)
 Increase/(Decrease) in Accrued Expenses            8,557          (3,180)           1,494
 Increase/(Decrease) in Expense Allowable
  for Doubtful Acccounts                            2,177            (363)             ---
 Increase/(Decrease) in Federal Income
  Taxes Payables                                      ---             ---             (736)
                                            --------------  -------------------------------
 Total Adjustment                                  27,608          35,990            5,175
                                            --------------  --------------  ---------------
Net Cash Used by Operating Activities              (6,085)           (797)            (699)
                                            --------------  --------------  ---------------

Cash Flows from Investing Activities
 (Purchase)/Disposal of Property and
  Equipment                                        (2,121)        (12,886)         (16,394)
 (Purchase)/Disposal of Contact Wireless &
  DSS Security, Net of Cash Acquired                  ---            (869)             ---
 (Increase)/Decrease in Security Deposits             ---             ---             (102)
 (Increase)/Decrease in Investments                   434              87           (3,189)
 (Increase)/Decrease in Notes Receivable              ---             ---            8,655
 (Increase)/Decrease in Deferred
  Advertising Costs                                   ---             ---               21
 (Increase)/Decrease in Deferred
  Syndication Costs                                   ---             ---              270
 (Increase)/Decrease in Other Intangible
  Assets                                              ---             ---            1,009
 (Increase)/Decrease in Other Assets                  411             ---                9
                                            --------------  --------------  ---------------
Net Cash Used by Investing Activities              (1,276)        (13,668)          (9,721)

Cash Flows from Financing Activities
 Increase/(Decrease) in Notes Payable               7,297             387            6,148
 Increase/(Decrease) in Capital Leases                 --               3               63
 Increase/(Decrease) in Line of Credit                ---          (1,846)             230
 Increase/(Decrease) in Deferred Taxes                ---             (32)             ---
 Proceeds from Sale of Common Stock, Net              182             ---            1,078
 Retirement of ESOP Shares                            ---             ---           (2,740)
 Syndication costs                                   (368)            ---              ---
 Treasury Stock                                      (199)           (918)          (8,625)
                                            --------------  --------------  ---------------
Net Cash Provided by Financing Activities           6,912          (2,406)          (3,846)
                                            --------------  --------------  ---------------

Net Increase/(Decrease) in Cash                      (449)        (16,807)         (14,266)
Cash at the Beginning of the Year                   1,273          18,080           32,346
                                            --------------  --------------  ---------------
Cash at the End of the Year                          $824          $1,273          $18,080
                                            --------------  --------------  ---------------

Supplemental Disclosure of Cash Flow
 Information:
Net Cash Paid During the Year for:
 Interest                                          $3,288            $165             $112
 Income Taxes                                         ---             ---              ---


Supplemental non-cash investing activities (See Notes 5 & Note 12)

See accompanying notes to consolidated financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


NOTE 1 - Basis of Presentation and Significant Accounting Policies:

         Eagle Broadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services.

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

B)       Cash and Cash Equivalents

         The Company has $824,000 and $1,273,000 of cash and cash equivalents invested in interest bearing accounts at August 31, 2003, and August 31, 2002, respectively.

         The Company also has Securities held for resale that include 1,480,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006 and are included in the Balance Sheet category of Securities held for Resale as of August 31, 2003 and 2002. See (Note 10).


C)       Property and Equipment

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

                                                                Years
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

         Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized. Eagle has acquired all of its property and equipment with either cash or stock and has not capitalized any interest expenses in its capital assets.


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

         Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 had no affect to Eagle's results of operations as Eagle did not have any contracts that have multiple elements as of January 2004 or prior. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

         Deferred Revenues

                  Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability under the heading Accrued Expenses until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $230,397 and $147,696 as of August 31, 2003 and 2002, respectively.


         Eagle Wireless International, Inc.
         Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

         BroadbandMagic
         BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

         Eagle Broadband, Inc.
         Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc. revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

         Eagle BDS Services - dba ClearWorks Communications, Inc.
         ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered Installation fees are recognized upon completion and acceptance. Eagle's BDS Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

         Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc. ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 22 - Industry Segments.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         Eagle Communication Services - dba Atlantic Pacific Communications, Inc. Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 22 - Industry Segments.

         Etoolz, Inc.
         Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

         Eagle Messaging Services - dba Link Two Communications, Inc.
         Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 - Industry Segments.

         Eagle Paging Services - dba Contact Wireless, Inc.
         Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 22 - Industry Segments.

         Eagle Security Services - dba DSS Security, Inc.
         DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

         Eagle Technology Services - dba United Computing Group, Inc.
         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion.. Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 22 - Industry Segments.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


                                                        August 31,
                                             --------------------------------
                                              2003         2002         2001
                                             ------       ------       ------
  Weighted Average Number of Common
       Shares Outstanding Including

  Basic Common Stock Equivalents             95,465       64,004       49,726
  Fully Diluted Common Stock Equivalents     95,465       64,158       49,880


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

         The intangible assets primarily are the Company rights to deliver bundled digital services such as, Internet, telephone, cable television and security monitoring services to residential and business users. The Company assessed the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions include significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

               1) Quoted market prices in active markets.
               2) Estimate based on prices of similar assets
               3) Estimate based on valuation techniques

         At August 31, 2002, Eagle determined that an impairment of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets. The equipment servicing the nationwide network has been inactive and is being dismantled. The equipment servicing the nationwide network is inactive and has been impaired as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

         At August 31, 2003, management determined that a $7,611,000 non-cash impairment charge was necessary against realigned operations and the discontinued sale of low margin commodity products, residential and commercial structured wiring operations and the withdrawal from its Austin area BDS development based on the lack of demand for BDS services resulting from a slower build out of the development than originally projected in conjunction with local market competition. Included in the impairment was the write down of goodwill associated with the Comtel acquisition of $1,878,000.


J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and were being amortized using the straight-line method over twenty (20) years for Atlantic Pacific Communications, Inc., and twenty-five (25) years for Bundled Digital Services through June 30, 2001.

         Other intangible assets consist of licenses and permits, which are being amortized using the straight-line method over their estimated useful life of twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Prior to the adoption of FAS 142, Eagle amortized these licenses using the straight line method over twenty years. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses; thereby leaving an unamortized balance of licenses on its books of $1,267,365. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,267,365 as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         Goodwill is carried at cost less accumulated amortization. Intangible assets were amortized on a straight-line basis over the economic lives of the respective assets, generally ten to twenty-five years. Prior to July 1, 2001, goodwill was amortized over 20 to 25 years. The Company's adoption of SFAS 142 eliminated the requirement to amortize goodwill subsequent to the fiscal year ending August 31, 2001. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred. Impairment tests completed as of August 31, 2002 and August 31, 2001 concluded that the carrying amount of goodwill for each acquired business unit did not exceed its net realizable value based on the Company's estimate of expected future cash flows to be generated by its business units, except as described above in Note 1, I. The Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, no impairment charge was necessary.

         Goodwill and other intangibles of $82,164,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects.

         Eagle assessed the fair value of the intangible assets as of August 31, 2003 and concluded that the goodwill valuation remains at an amount greater than the current carrying value.

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

P)       Reclassification

         The Company has reclassified certain assets costs and expenses for the year ended August 31, 2002, and 2001, to facilitate comparisons.

Q)       Supporting Costs in Selling, General and Administrative Expenses

         Other support cost for the twelve months ended August 31, 2003, 2002, and 2001 are as follows, in thousands: -

                                        2003          2002             2001
                                    ----------     ----------    ------------
    Advertising/Conventions         $     ---       $      8     $       737
    Auto Related                           66            174
    Bad debt                            2,177            ---             ---
    Contract Labor                        907            100             ---
    Delivery/Postage                       95            162             178
    Fees                                  418            ---             ---
    Insurance                             437            181             263
    Office & telephone                    675            880             482
    Other                                 291             21              17
    Professional                        5,222            424             831
    Rent                                1,183          1,052             791
    Travel                                377            459             437
    Taxes                                 170             53              90
    Utilities                             719            460             438
                                    ----------     ----------    ------------
    Total                           $  12,737      $   3,974     $     4,264
                                    ==========     ==========    ============

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

S)       Product Warranties

         The Company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at August 31, 2003 and 2002. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

T)       Beneficial Conversion Values:

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

         In August 2003, the Company reclassified certain of its intangible assets from "contract rights" to goodwill. There was no effect on cash or cash flows or on the net loss. The accompanying consolidated financial statements as of August 31, 2002 have been restated for the correction.

         A comparison of the Company's consolidated financial position as of August 31, 2002 prior to and following the restatement follows:

                                                   As Restated       As Reported

              Goodwill                           $     82,429     $      7,916
              Contract rights                    $          -     $     74,513

NOTE 3 - Accounts Receivable:

         Accounts receivable consist of the following, in thousands:

                                                           August 31,
                                                      2003            2002
                                                 ------------      ------------
              Accounts Receivable                $      2,116      $      5,270
              Allowance for Doubtful Accounts            (412)             (242)
                                                 ------------      ------------
              Net Accounts Receivable            $      1,704      $      5,028
                                                 ============      ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


NOTE 4 - Property, Plant & Equipment and Intangible Assets:

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
                                                 ===========      ============

Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $47,000, $63,000, and $47,354 for the three years ended August 31, 2003, 2002 and 2001, respectively, whereas it did not have any capitalized major improvements for the same time periods.

Eagle's headend facility and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise Eagle's main headend facility at it headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. These fiber and headend infrastructures are similar to those that would exist in a major telecommunications or cable television provider that offers digital services for internet, cable TV, telephone and security monitoring services. Eagle determined that a twenty-year straight line depreciation method is appropriate for its Headend Facility and Fiber Infrastructure based on industry standards for these asset types...

Components of intangible assets are as follows, in thousands:

                                                           August 31,
                                                     2003            2002
                                                  -----------      ------------
  Goodwill, gross value                      $        80,551  $       82,429
  Licenses & Permits                                   5,330           5,387
                                                  -----------      ------------
      Total Intangible Assets                $        85,881  $       87,816
         Less: Accumulated Amortization              (4,278)         (4,278)
                                                  -----------      ------------
      Net Intangible Assets                  $        81,603  $       83,538
                                                  ===========      ============

The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended August 31, 2003 are as follows (in thousands):


                                           Eagle         Other        Total

       Balance at August 31, 2002    $      76,589  $      1,562  $      78,151
       Acquisitions and other (1)           (1,878)            0         (1,878)
                                     -------------------------------------------
       Balance at August 31, 2003    $      74,711  $      1,562  $      76,273
                                     ===========================================

     (1) Other primarily includes the $1,878,000 of impairment recorded against the Comtel goodwill as discussed in Note 1 (J) to the Company's Consolidated Financial Statements.


NOTE 5  - Business Combinations:

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         Effective January 1, 2002, the Company acquired DSS Security, Inc., and Contact Wireless in a business combination accounted for as a purchase. DSS Security, Inc., provides security monitoring to business and residential customers. Contact Wireless sells and services mobile phones and one- and two-way messaging devices. The Company paid cash of $450,000 and issued a short-term note payable of $130,000 for the assets of Contact Wireless for a total purchase price of $580,000. Additionally, the Company acquired DSS Security, Inc., for $2,002,147. In this transaction, the Company issued 2,002,147 shares of its common stock with a guaranteed value of $1 per share. The Company allocated $51,595 to the fair value of the property and equipment and $1,950,552 in goodwill. The allocation of the purchase price is based on the fair value of the assets acquired based on management's estimates and existing contracts. At August 31, 2003 and 2002, the Company has accruals for $573,000 and $921,000; respectively for the portion of the purchase that represents the difference between purchase price and market value of the Company's common stock on the date of purchase.

NOTE 6 - Notes Payable:

         The following table lists the Company's note obligations as of August 31, 2003 and 2002, in thousands:


                                             Annual
                                            Interest                                 Amount
                                              Rate           Due Date           2003         2002
                                        ------------------------------------------------------------
     Vehicles                                Various         Various         $        4    $      27
     5% Convertible Debenture (Note 9)       5.0%            Demand               1,200        2,000
     Tail Wind Convertible Debenture         2.0%            Demand               1,595        2,000
     Notes Payable - Investor Group          10.0%           October 2003           900          ---
     Notes Payable - Q Series Bonds          12.0%           Various              1,363          ---
     Other                                   Various         Various                717          828
                                                                             ----------    ---------
     Total notes payable                                                     $    5,779    $   4,855
                                                                             ----------    ---------
     Less current portion                                                         5,779        3,653
                                                                             ----------    ---------
     Total long-term debt                                                    $      ---    $   1,202
                                                                             ==========    =========



NOTE 7 - Capital Lease Obligations:

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         On July 16, 2002_, the Company entered into a $20,000,000 line of credit with Cornell Capital Partners, LP (CCP). The Company has not drawn on the line of credit and currently has no plans to do so. One of the issues in the litigation between CCP and the Company (see Legal Proceedings below) is whether the Company owes CCP a commitment fee for this line of credit. Cornell contends that the Company owes $395,000 of stock; the Company denies the liability

NOTE 9 - Convertible Debentures:

         During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). At CCP's option, the entire principal amount and all accrued interest shall be either (a) paid to CCP on the third year anniversary from the date of the debenture or (b) converted into Company common stock according to a schedule set forth in the debenture, or (c) partially repaid and partially converted into Company common stock. The significant conversion terms are that CCP is entitled, at its option, to convert, and sell on the same day, at any time and from time to time subject to the terms of the agreement, until payment in full of the debenture, all or any part of the principal amount of the debenture, plus accrued interest, into shares of the Company's common stock at the price per share equal to either (a) $1.00 or (b) 90% of the average of the four lowest closing trade prices of the common stock, for the five trading days immediately preceding the conversion date. Eagle determined that the conversion value of this note to be $91,000. This value has been accounted for as interest expense. CCP shall not be entitled to convert the debenture for a period of 180 days from the date of the debenture. After 180 days, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert, and sell on the same day up to $50,000 every five business days. After 12 months from the date of the debenture, if the conversion price is below $1.00, CCP shall be entitled, at its option, to convert and sell on the same day up to $75,000 every five business days. Notwithstanding the foregoing, after 180 days from the date of the debenture, CCP shall be entitled, at its option, to convert and sell on the same day without restriction if the conversion price is above $1.00. Under the terms of this agreement Eagle received $2,500,000 in cash and a $500,000 secured convertible debenture from Celerity Systems, Inc., (CCI) bearing interest at ten percent due September 19, 2007. Eagle is entitled, at its option, to convert, and sell on the same day, at any time, until payment in full of this debenture, all or any part of the principal amount of the debenture, plus accrued interest, into CCI shares. The conversion price is equal to either $.06 or eighty-seven and one-half percent (87.5%) of the lowest bid price of the common stock for the preceding five trading days. At August 31, 2003, Eagle has converted $150,000 of the bond into 146,085,264 shares of CCI. Eagle intends to liquidate the bond into cash through the conversion process and immediate sale of CCI shares. This investment is recorded at a cost of $500,000 until the debenture or converted shares are sold. At August 31, 2003, the underlying value of this debenture is approximately $520,000. Eagle is in discussions with CCP to amend certain provisions of the debenture as it relates to shares currently issued and stock payments for accrued interest. Subsequent to the fiscal year ended August 31, 2003, the Company entered into discussions with CCP regarding the retirement of the convertible debenture and settlement of CCP commitment fees in connection to a $20,000,000 Equity Line of Credit. During the three month period ended November 30, 2003, the principal balance of the debenture was repaid, although a lawsuit remains outstanding - see Legal Proceedings. Subsequent to the fiscal year ended August 31, 2003, the Company entered into discussions with CCP regarding the retirement of the convertible debenture and settlement of CCP commitment fees in connection to a $20,000,000 Equity Line of Credit.

         At August 31, 2003, the Company issued $1,363,000 five-year Q-Series Bonds as more fully described in Note 14. Subsequent to August 31, 2003, the bondholders have elected to be repaid in Common Stock as defined in the bond agreement. Accordingly, these bonds have been classified as a current liability in Notes Payable. The Company determined that no significant conversion value existed at the date of bond issuance.

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

NOTE 10 Securities held for Resale:

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

         Securities held for resale include 1,480,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006 and are included in the Balance Sheet category of Securities held for Resale as of August 31, 2003.

NOTE 11 - Income Taxes:

         As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

         The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                      August 31,
                                                    2003    2002     2001
                                                    ----    ----     ----
                                                      %       %        %
      U.S. Federal Statutory Tax Rate                34      34       34
      U.S. Valuation Difference                     (34)    (34)     (34)
                                                    ----    ----     ----
      Effective U.S. Tax Rate                         0       0        0
      Foreign Tax Valuation                           0       0        0
                                                      -       -        -
      Effective Tax Rate                              0       0        0

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

                                                                     August 31,
                                                       2003               2002          2001
                                                     ---------       ---------------------------
          Computed expected tax benefit         $      (11,456)      $   (12,508)     $  (1,997)
          Increase in valuation allowance               11,456            12,508           1997
                                                     ---------       ---------------------------
                                                $          ---       $       ---      $     ---
                                                     =========       ===========================



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2003 and 2002, are presented below, in thousands and include the balances of the merged company ClearWorks.net.

                                                          2003            2002
                                                        ---------       --------
          Deferred tax assets:
          Accounts receivable, principally due
           to allowance for doubtful accounts        $         0    $        0

          Net operating loss carry-forwards               35,503         24,047
          Less valuation allowance                       (35,503)       (24,047)
                                                        ---------       --------
          Net deferred tax assets                            ---            ---

          Deferred tax liabilities:
          Differences in depreciation                          0              0
                                                        ---------       --------

          Net deferred tax liabilities              $          0    $         0
                                                        =========       ========

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

     Shares Outstanding August 31, 2002                             73,051
     Shares issued for Services and Compensation                     7,437
     Shares issued for Property and Other Assets                    14,938
     Shares issued for Retirement of Debt and Liabilities           50,816
     Shares issued for Stock Option exercise                         1,647
     Treasury Stock                                                  (442)
                                                             --------------
     Shares Outstanding August 31, 2003                            147,447
                                                             ==============

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

         The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                    Warrants Issued & Outstanding          Warrants Exercisable
 Class of           August 31,                             August 31,
 Warrants                2003               2002                2003       2002
 ---------          -----------------------------          ---------- ----------
     0.26              25,000                  -              25,000          -
     0.28              25,000                  -              25,000          -
     0.35              25,000                  -              25,000          -
     0.38              50,000                  -              50,000          -
     0.39              25,000                  -              25,000          -
     0.41           3,800,000                  -           1,550,000          -
     0.45              25,000                  -              25,000          -
     0.60             400,000                  -                   -          -
     0.61              25,000                  -              25,000          -
     0.69              25,000                  -              25,000          -
     0.75             500,000                  -                   -          -
     1.04              50,000             50,000              50,000     50,000
     1.10              25,000                  -              25,000          -
     1.35              25,000                  -              25,000          -
     1.55                   -             25,000                   -     25,000
     1.75                   -             13,766                   -     13,766
     2.00              25,000             25,000              25,000     25,000
     2.00              41,667             41,667              41,667     41,667
     2.25              41,667             41,667              41,667     41,667
     3.00                   -             50,000                   -     50,000
     3.00              58,333             58,333              58,333     58,333
     3.75                   -             40,000                   -     40,000
     3.75                   -            160,000                   -    160,000
     3.75                   -            232,000                   -    232,000
     3.75                   -            176,000                   -    176,000
     3.95                   -            328,000                   -    328,000
     4.50                   -             25,000                   -     25,000
     7.00                   -            100,000                   -    100,000
     7.49                   -            250,000                   -    250,000
     7.50                   -             25,000                   -     25,000
     7.50             192,000            192,000             192,000    192,000
     7.50             240,000            240,000             240,000    240,000
     7.50             168,000            168,000             168,000    168,000
     7.50             200,000            200,000             200,000    200,000
     9.68                   -             50,000                   -     50,000
    10.00                   -            275,000                   -    275,000
    12.00                   -            250,000                   -    250,000
    14.00                   -            350,000                   -    350,000
    18.00                   -            250,000                   -    250,000
    25.00                   -            150,000                   -    150,000
 ESOP                 406,131        *   355,170          *  406,131    355,170
                    -----------------------------          ---------------------
                    6,397,798    **    4,121,603           3,247,798  4,121,603
                    =============================          =====================


* Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2003 and 2002.

** Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2003, none of these warrants have been exercised.

NOTE 14 - Capitalization Activities:

         Between November 25, 2002 and June 9, 2003, the Company sold approximately $6.5 million of convertible debt securities to 45 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.16 to $0.34 per share. The Company may redeem the bonds at any time after the first year.

         Between October 30, 2003 and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year.

         These transactions were completed pursuant to Regulation D of the Securities Act. With respect to the issuances, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

         Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


NOTE 15 - Risk Factors:

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

         On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. As of August 31, 2003, the principal balance of the debenture was approximately $1.2 million. During the three month period ended November 30, 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


         Eagle is involved in lawsuits, claims, and proceedings, including those identified above, consisting of, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Eagle believes it has adequate provisions for any such matters. Eagle reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Eagle believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

 NOTE 18 - Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:




                                                                     For the year ended August 31, 2003
                                                                     ----------------------------------
                                                            Income              Shares             Per-Share
                                                          (Numerator)       (Denominator)            Amount
                                                          -----------       -------------            ------
         Net Loss                                         $(32,025)

         Basic EPS:
          Income available to
          common stockholders                              (33,693)              95,465              $(0.35)
         Effect of Dilutive Securities
           Warrants
                                                          -----------       -------------            ------
         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                     $(33,693)              95,465              $(0.35)
                                                          ===========       =============            ======




                                                                  For the year ended August 31, 2002
                                                                     ----------------------------------
                                                            Income              Shares             Per-Share
                                                          (Numerator)       (Denominator)            Amount
                                                          -----------       -------------            ------

         Net Income                                      $  (36,787)

         Basic EPS:
          Income available to
          common stockholders                               (36,787)              64,004            $(0.57)

         Effect of Dilutive Securities
         Warrants                                               ---                  154                ---
                                                          -----------       -------------            ------
         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                       $  (36,787)             64,158            $(0.57)
                                                          ===========       =============            ======




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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


     The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2003, 2002 and 2001:



                                                                     2003       2002          2001
                                                                 ---------  ---------  ------------
                                                                           In thousands,
                                                                      except per share amounts

Net loss, as reported                                            $(33,693)  $(36,787)      $(5,874)
Add: Stock-based employee compensation included in reported net
 earnings (loss), net of related tax effects                            -          -             -
Less: stock-based employee compensation expense determined
 under fair-value based method for all awards, net of related
 tax effects                                                          (20)       (50)         (181)
                                                                 ---------  ---------  ------------

Pro forma net earnings (loss)                                    $(33,713)  $(36,837)      $(6,055)
                                                                 ========   =========  ============
Net loss per share:
  As reported                                                      $(0.35)    $(0.57)       $(0.12)
  Pro forma                                                        $(0.35)    $(0.57)       $(0.12)
Diluted net loss per share
  As reported                                                      $(0.35)    $(0.57)       $(0.12)
  Pro forma                                                        $(0.35)    $(0.57)       $(0.12)



     Option activity was as follows for the years ended August 31, 2003, 2002 and 2001:



                                    2003                     2002                   2001
                            ---------------------  -----------------------  ---------------------
                                       Weighted-               Weighted-               Weighted-
                                        Average                 Average                 Average
                                       Exercise                Exercise                Exercise
                             Shares      Price      Shares       Price       Shares      Price
-------------------------------------------------------------------------------------------------
Outstanding at beginning of
 year                        355,170       $2.32    355,170         $2.32    242,607       $2.93
Granted                       50,961        0.45          -             -    237,809        1.83
Assumed through
 acquisitions                      -           -          -             -          -           -
Exercised                          -           -          -             -          -           -
Forfeited/Cancelled                -           -          -             -    125,246        2.62
                            ---------              ---------                ---------

Outstanding at end of year   406,131        1.27    355,170         $2.32    355,170        2.32
                            ---------              ---------                ---------
Exercisable at year-end      406,131       $1.27    355,170         $2.32    355,170       $2.32
                            ---------              ---------                ---------



     Information about options outstanding was as follows at August 31, 2003:


                                            Options Outstanding              Options Exercisable
                                 -----------------------------------------  ---------------------
                                                   Weighted-
                                                    Average
                                                   Remaining   Weighted-                Weighted-
                                                  Contractual   Average                  Average
                                     Number        Life in      Exercise      Number    Exercise
   Range of Exercise Prices        Outstanding       Years       Price      Exercisable   Price
-------------------------------------------------------------------------------------------------
    $0-$1.00                           264,865          5.0        $0.55      264,865     $0.55
    $1.01-$2.00                        115,766          5.0        $1.73      115,766     $1.73
    $2.01-$7.50                         25,500          5.5        $6.55       25,500     $6.55

                                       406,131          5.2        $2.32      406,131     $2.32
                                   ============                            ===========



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

NOTE 21 - Major Customer:

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


NOTE 22 - Industry Segments:

         The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". At August 31, 2001, the Company's seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into five reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         Eagle Broadband, Inc., (Eagle) is a supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless International, Inc.,
         BroadbandMagic and Etoolz, Inc., for this summary).

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



                       For the year ending August 31, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    4,220      2,809      2,433      1,803       328        ---     11,593
                Segment Loss              (4,500)    (6,083)    (2,279)   (15,041)     (364)        ---   (28,267)
                Total Assets               8,929     31,316        114    141,588    83,852   (144,793)   121,006
                Capital Expenditures          11      6,254          1        ---       158        ---      6,424
                Depreciation                 372      1,351         72        376       253        ---      2,424

                       For the year ending August 31, 2002

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    8,767      2,657     16,143      1,699       551        ---     29,817
                Segment Loss                (279)      (193)    (1,304)    (5,554)  (29,192)       ---    (36,522)
                Total Assets               5,114     30,980        853    162,290    68,528   (137,782)   129,983
                Capital Expenditures         125     12,034        ---        562       156       (11)     12,886
                Dep. and Amort.              208        715        166      1,418     1,269        ---      3,776

                       For the year ending August 31, 2001

                (in thousands)           APC/HSI       EBS      UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    8,173        571     18,137      1,205        24                28,110
                Segment Loss                (990)      (299)      (211)    (4,559)   (2,163)               (8,222)
                Total Assets               5,351     13,149      4,394    156,760    34,128   (43,114)    170,668
                Capital Expenditures         151      9,350         24        198     6,671                16,394
                Dep. and Amort.              149      1,053         19      2,591       857                 4,669



                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003





                                                                                 August 31,         August 31,         August 31,
Reconcilation of Segment Loss from Operations to Net Loss:                          2003               2002               2001

Total segment loss from operations                                         $         (28,267) $         (36,522)  $         (8,222)
Total Other Income (Expense)                                                          (5,426)              (265)              2,348
                                                                           ================== =================== =================
Net Loss                                                                   $         (33,693) $         (36,787)) $         (5,874)


     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Note 23 - Quarterly Financial Data.



                                                     Nov. 30,             Feb. 28,          May 31,           Aug.31,
                                                  ---------------------------------------------------------------------
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

Note 24 - Exit Activities:.

         During the fiscal year ended August 31, 2003, we implemented cost reductions in various operating segments. In the aggregate, the Company reduced its overall personnel by 114 headcount or a 50% reduction for the fiscal year ended August 31, 2003 as compared to the fiscal year ended August 31, 2002. The predominate reduction in headcount related to the Company's Atlantic Pacific / Homes Systems structured wiring and commercial cabling segment with headcount reductions of nine, six and 57 personnel in the first three quarters of fiscal 2003; aggregating an overall headcount reduction of 72 or 71% of this segments workforce. Additionally, the Company reduced its United Computing Group computer hardware sales segment by 18, nine, and two personnel in the first three quarters of fiscal 2003; aggregating an overall reduction of 29 or 59% of this segments workforce. These two operating segments accounted for 101 of the 114 headcount reductions affected in fiscal 2003. Specifically, certain components of these operating segments, i.e., home systems structured wiring, commercial cabling and computer hardware sales, were not expected to provide significant long-term revenues and profitability, and therefore were reduced. Following the series of cost reduction activities implemented during the first three quarters of fiscal 2003, Eagle's management assessed the viability of continued financial investment in these unprofitable segments in the fourth quarter of fiscal 2003 and into early first quarter of fiscal 2004 and made further reductions. In conjunction with the appointment of , Mr. Weisman as our new Chief Executive Officer, in early October 2003, the Company completed the final consolidation of the United Computing Group segment into other Eagle operations while further reducing the Atlantic Pacific / Home Systems operations to an outsource commercial cabling and structured wiring operation that project manages affiliate contractors.

         Additionally, in conjunction with the appointment of Mr. Weisman as Chief Executive Officer,, the Company made certain decisions during the preparation of its Form 10-K in our first quarter of fiscal 2004 that affected the value of certain assets as of August 31, 2003. These decisions included:

--       A revised collection assessment of certain accounts receivables from these and other down-sized Eagle business segments.
--       The decision to no longer pursue new commercial structured cabling opportunities on a direct basis versus the outsource model; thereby resulting in the impairment of goodwill from its Atlantic Pacific operations.
--       The decision to no longer pursue Home Systems structured wiring opportunities on a direct standalone model basis outside its BDS model; thereby resulting in the impairment of its Home Systems inventory.

--       The decision to withdraw from certain unprofitable BDS projects, namely its Austin area BDS developments; thereby impairing certain assets including property, plant and equipment.
--       The decision to settle numerous existing and threatened legal proceedings versus continuing the timing consuming and costly process of defending such proceedings; thereby resulting in the accrual of numerous reserves for such settlements.
--       The decisions to consolidate its operating segments into its corporate lease space; thereby resulting in reserves for property lease settlements.
--       The decision to negotiate the settlement of certain sales tax liabilities that resulted from a sales tax audit of United Computing Group operations for periods that preceded the acquisition date of this subsidiary.

Accordingly, Eagle incurred certain asset impairments and operating charges in the fourth quarter associated with these decisions. These asset impairment charges, allowances, write-off's and reserves included the following:

--       Accounts receivable write-off's and reserves aggregating $2,177,000; of which $1,348,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations, $15,000 attributable to the decisions affecting its United Computing Group operations and $814,000 attributable to the Company's Eagle, EBS and Other segment operations.
--       Inventory impairment charges of $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major clients decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's convergent set top box.
--       Litigation settlement costs and reserves of $3,650,000 against certain of the legal proceedings previously discussed in Item 3. Legal Proceedings. Additionally, the Company recorded charges aggregating $2,274,000 to settle threatened and existing legal proceeding associated with prior financing transactions, including the Kaufman litigation.
--       Lease settlement costs and reserves of $171,000 was attributable to the decision to consolidate various operating segments into its corporate lease space; thereby resulting in reserves for early exit of such leases.
--       Impairment, write-down's and restructuring costs aggregating
$7,611,000; of which $1,878,000 was attributable to an impairment of goodwill in the Company's Atlantic Pacific operations following the Company's decision to no longer pursue commercial cabling opportunities on a direct basis versus an outsource model. These costs were also comprised of $3,412,000 in impairment of property and equipment following the Company's decision to withdraw from certain unprofitable BDS projects, namely in the Austin area, and $323,000 of impairment of property and equipment from the Company's Atlantic Pacific / Home Systems operations following the decision to no longer pursue structured wiring opportunities on a direct standalone basis outside of its BDS model. Additionally, the aggregate total included a $553,000 charge for certain sales tax liabilities that resulted from an audit of the Company's United Computing Group operations for time periods that preceded the acquisition date of this operation.

Eagle does not expect to incur any additional future period costs associated with such restructuring activities other than those recorded in the fourth quarter of fiscal 2003.


Note 25 - Subsequent Events.

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

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS



                   Years Ended August 31, 2003, 2002, and 2001



                                                                   Additions

                                                 Balance at        Charged to                          Balance at

                                                Beginning of       Expenses/                             End of

                        Description                Period           Revenues        Deductions           Period

                                                                          (In thousands)

Allowance for doubtful accounts:

    2003                                           $  242            $2,177           $(2,00)            $   412

    2002                                           $  480            $  125           $ (363)            $   242

    2001                                           $   89            $  391           $  ---             $   480

