Form 10-Q/A
period 2003-11-30
EAGLE BROADBAND INC
filed 2004-03-30
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ___________

                               Amendment No. 1 to

                                   FORM 10-Q/A

                                   ___________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

                                 (281) 538-6000
              (Registrant's telephone number, including area code)
                                  _____________

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days.   Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

As of March 18,, 2004, there were 191,238,584 shares of common stock outstanding.

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

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                        November 30,  August 31,
                                                           2003          2003
                                                        ------------ -----------
                                                        (Unaudited)   (Audited)

Current Assets:
    Cash and Cash Equivalents                            $   5,673      $   824
    Securities Held for Resale                               1,877        1,714
    Accounts Receivable, net                                 2,402        1,704
    Inventories                                              3,855        3,199
    Prepaid Expenses                                           651          668
                                                        ------------ -----------
        Total Current Assets                                14,458        8,109

Property and Equipment:
    Operating Equipment                                     36,575       36,422
    Less: Accumulated Depreciation                          (6,302)      (5,689)
                                                        ------------ -----------
        Total Property and Equipment                        30,273       30,733

Other Assets:
    Deferred Costs                                             334          334
    Goodwill                                                76,273       76,273
    Other Intangible Assets                                  5,330        5,330
    Other Assets                                               239          227
                                                        ------------ -----------
           Total Other Assets                               82,176       82,164
                                                        ------------ -----------

Total Assets                                             $ 126,907    $ 121,006
                                                        ============ ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                     $  5,740     $   5,461
    Accrued Expenses                                        4,432         7,790
    Notes Payable                                           7,187         5,779
    Deferred Revenue                                          441           ---
                                                        ------------ -----------

            Total Current Liabilities                      17,800        19,030

                Commitments and Contingent Liabilities

Shareholders' Equity:
    Preferred Stock - $.001 par value
            Authorized 5,000,000 shares
            Issued -0- shares                                 ---           ---
    Common Stock - $.001 par value
            Authorized 200,000,000 shares
            Issued and Outstanding at November 30, 2003, and
            August 31, 2003, 185,058,000 and 147,447,000,
            respectively                                      185           147
    Paid in Capital                                       192,262       177,017
    Retained Earnings                                     (83,340)      (75,188)
                                                        ------------ -----------

            Total Shareholders' Equity                    109,107       101,976

Total Liabilities and Shareholders' Equity              $ 126,907     $ 121,006


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                         For the Three Months ended November 30,
                                                       (Unaudited)
                                         ---------------------------------------
                                                         2003    2002
                                                      -------- -------

Net Sales:
 Structured wiring                                       $392  $1,560
 Broadband services                                     1,564     674
 Products                                                 361   2,044
 Other                                                     80     340
                                                      -------- -------
Total Sales                                             2,397   4,618
                                                      -------- -------

Costs of Goods Sold:
 Direct Labor and Related Costs                           462     346
 Products and Integration Service                         137   1,537
 Structured Wiring Labor and Materials                    205     229
 Broadband Services Costs                                 190     276
 Depreciation and Amortization                            285     114
 Other Manufacturing Costs                                 16     124
                                                      -------- -------
Total Costs of Goods Sold                               1,295   2,626
                                                      -------- -------
Gross Profit                                            1,102   1,992
                                                      -------- -------

Operating Expenses:
 Selling, General and Administrative:
  Salaries and Related Costs                              959   1,508
  Advertising and Promotion                                18      37
  Depreciation and Amortization                           319     153
  Other Support Costs                                   1,424     934
  Research and Development                                119      32
                                                      -------- -------
Total Operating Expenses                                2,839   2,664
                                                      -------- -------

Loss from Operations                                   (1,737)   (672)

Other Income/(Expenses)
 Interest income,                                           4       4
 Interest (expense)                                    (7,080)   (163)
 Gain on Sale of Marketable Securities                    352     ---
                                                      ----------------
Total Other Income (Expense)                           (6,724)   (159)
                                                      ----------------

Net Loss                                               (8,461)   (831)
                                                      ----------------

Other Comprehensive Loss:

Unrealized Holding Gain                                   309      13
                                                      -------- -------

Other Comprehensive Loss                              $(8,152)  $(818)
                                                      -------- -------

                                                      -------- -------

Net Loss per Common Share:
 Basic                                                 $(0.05) $(0.01)
 Diluted                                               $(0.05) $(0.01)
 Comprehensive Loss                                    $(0.05) $(0.01)


See accompanying notes to consolidated financial statements.


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                              Additional                  Total
                                Common Stock       Preferred   Paid In     Retained    Shareholders'
                               Shares     Value     Stock      Capital     Earnings       Equity
                         ------------------------------------------------------------------------
Total Shareholders' Equity
 As of August 31, 2002          73,051       $73       ---    $158,731    $(41,424)     $117,380
                              =========  ========            ==========  ==========  ============

Net Loss                           ---       ---       ---         ---     (33,693)      (33,693)

New Stock Issued to
 Shareholders
 Services and Compensation       7,437         7       ---       1,813         ---         1,820
 Property and Other Assets      14,938        15       ---       3,032         ---         3,047
 Retirement of Debt and
  Liabilities                   50,816        51       ---      13,827         ---        13,878
 Employee Stock Option Plan      1,647         2       ---         180         ---           182

Syndication Costs                  ---       ---       ---        (368)        ---          (368)

Treasury Stock                    (442)       (1)      ---        (198)        ---          (199)

Unrealized Holding Loss            ---       ---       ---         ---         (71)          (71)

Total Shareholders' Equity
 As of August 31, 2003         147,447       147       ---     177,017     (75,188)      101,976
                              =========  ========            ==========  ==========  ============

Net Loss for the Three Months
 Ended November 30, 2003           ---       ---       ---         ---      (8,461)       (8,461)

New Stock Issued to
 Shareholders
  Services and Compensation      3,354         4       ---       2,300         ---         2,304
 Property and Other Assets                             ---                     ---
 Retirement of Debt and
  Liabilities                   34,257        34       ---       6,033         ---         6,067
 Interest for Beneficial
  Conversion Value                                     ---       6,912         ---         6,912

Syndication Costs                                      ---                     ---

Treasury Stock                                         ---                     ---

Unrealized Holding Loss                                ---                     309           309

                         ------------------------------------------------------------------------
Total Shareholders' Equity
 As of November 30, 2003      $185,058      $185       ---    $192,262    $(83,340)     $109,107
                              =========  ========            ==========  ==========  ============

See accompanying notes to consolidated financial statements.



                                         For the Three Months ended November 30,
                                         ---------------------------------------
                                                         2003    2002
                                                      -------- -------
                                                       (Unaudited)


Cash Flows From Operating Activities
Net Loss                                             $ (8,461) $ (831)

Adjustments To Reconcile Net Loss to Net Cash
Used By Operating Activities:
  Interest for Beneficial Conversion Value              6,912      91
  Depreciation and Amortization                           614     266
  Stock Issued for Services Rendered                    2,304      54
  (Increase)/Decrease in Accounts Receivable             (390)    632
  (Increase)/Decrease in Inventories                     (656)   (428)

                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

  (Increase)/Decrease in Prepaid Expenses                       17      (13)
  Increase/(Decrease) in Accounts Payable                      279     (345)
  Increase/(Decrease) in Accrued Expenses                   (1,109)    (146)
                                                             ------   ------
  Total Adjustment                                           7,971      111
                                                             ------   ------

Net Cash Used by Operating Activities                         (490)    (720)

Cash Flows From Investing Activities:
  (Purchase)/Disposal of Property and Equipment                (94)  (1,471)
  (Increase) / Decrease in Investments                        (163)     878
  (Increase)/Decrease in Deferred Costs                        ---      (12)
  (Increase)/Decrease in Other Assets                          (12)     ---
                                                             ------   ------
Net Cash Used by Investing Activities                         (268)    (605)
                                                             ------   ------

Cash Flows From Financing Activities:
  Increase/(Decrease) in Notes Payable & Long-Term Debt      5,608    1,579

Net Cash Provided By Financing Activities                    5,608    1,579
                                                             ------   ------

Net Increase/(Decrease) in Cash                              5,012      254
                                                             ------   ------

Cash At The Beginning of Period                                824    1,273
                                                             ------   ------
Cash At the End Of Period                                  $ 5,673  $ 1,527
                                                             ======   ======

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
  Interest                                                   $ 168  $    72
  Income Taxes                                                 ---      ---

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

B)   Cash and Cash Equivalents

The Company has $5,673,000 and $824,000 of cash and cash equivalents invested in interest bearing accounts at November 30, 2003, and August 31, 2003, respectively.

Other marketable securities include 1,095,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,876,850 and are included in the cash and cash equivalents category and are held for resale as of November 30, 2003.

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

Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized. . Eagle has acquired all of its property and equipment with either cash or stock and has not capitalized any interest expenses in its capital assets.

D)   Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                     November 30,   August 31,
                                        2003          2003
                                     -----------   -----------

                Raw Materials          $ 2,910       $ 1,826
                Work in Process            810         1,237
                Finished Goods             135           136
                                     -----------   -----------
                                       $ 3,855       $ 3,199
                                     ===========   ===========

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability under the heading Accrued Expenses until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $442,000 and $156,000 as of November 30, 2003 and 2002, respectively.

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

Eagle BDS Services - dba ClearWorks Communications, Inc.
ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered Installation fees are recognized upon the completion and acceptance. Eagle's BDS Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

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

Eagle Security Services - dba DSS Security, Inc.
DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon the completion and acceptance. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.

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


                                         November 30,    August 31,
                                             2003         2003
                                        ------------- ------------
Weighted Average Number of Common
 Shares Outstanding Including

Primary Common Stock Equivalents            159,696       95,465
Fully Dilutive Common Stock Equivalents     159,696       95,465

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

Eagle assessed the fair value of the intangible assets as of November 30, 2003 and concluded that the goodwill valuation remains at an amount greater than the current carrying value.

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

S)   Product Warranties

     The Company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at November 30, 2003 and 2002. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

NOTE 2 - Accounts Receivable:
         -------------------

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
                                         ===========  ============

NOTE 3 - Property, Plant & Equipment and Intangible Assets:

    Components of property, plant & equipment are as follows, in thousands:

                                           November 30, August 31,
                                             2003         2003
                                           ---------    ----------
Automobile                                $     143    $      143
Head-End Facility and Fiber
 Infrastructure                              26,548        26,688
Furniture & Fixtures                            560           565
Leasehold Improvements                          122           122
Office Equipment                                766           979
Property, Manufacturing & Equipment           8,436         7,925
                                           ---------    ----------
  Total Property, Plant & Equipment          36,575        36,422
     Less: Accumulated Depreciation          (6,302)       (5,689)
                                           ---------    ----------
  Net Property, Plant & Equipment         $  30,273    $   30,733
                                           =========    ==========

     Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $9,000 and $11,000 for the three years ended November 30, 2003 and 2002, respectively, whereas it did not have any capitalized major improvements for the same time periods.

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

     Components of intangible assets are as follows, in thousands:

                                           November 30, August 31,
                                             2003         2003
                                           ---------    ----------
Goodwill, gross value                     $  80,551    $   80,551
Licenses & Permits                            5,330         5,330
                                           ---------    ----------
  Total Intangible Assets                    85,881        85,881
     Less: Accumulated Amortization          (4,278)       (4,278)
                                           ---------    ----------
  Net Intangible Assets                   $  81,603    $   81,603
                                           =========    ==========

     The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended November 30, 2003 are as follows (in thousands):

                                    Eagle          Other         Total
Balance at August 31, 2003   $      74,711  $      1,562    $   76,273
Acquisitions and other(1)                0             0             0
Balance at August 31, 2003   $      74,711  $      1,562    $   76,273


NOTE 4 - Business Combinations:

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

NOTE 5 - Notes Payable:

     The following table lists the Company's note obligations as of November 30, 2003, and August 31, 2003, in thousands:

                             Annual
                            Interest                November  August 31,
                                                        30,
                              Rate       Due Date        2003       2003
                          -----------------------------------------------
Vehicles                     Various      Various   $        4 $       4
5% Convertible Debenture                  Demand
 (Note 9)                          5.0%                    ---     1,200
Tail Wind Convertible                     Demand
 Debenture                         2.0%                  1,595     1,595
Notes Payable - Investor                  October
 Group                            10.0%    2003            ---       900
Notes Payable - Q Series                  Various
 Bonds                            12.0%                  5,275     1,363
Other                        Various      Various          313       717

                                                     ---------- ---------
Total notes payable                                 $    7,187 $   5,779
                                                     ---------- ---------
Less current portion                                     7,187     5,779
                                                     ---------- ---------
Total long-term debt                                $      --- $     ---
                                                     ========== =========

NOTE 6 - Line of Credit:

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

NOTE 8 - Securities Held for Resale:

     As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At November 30, 2003, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

     Securities held for resale include 1,095,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,876,850 and are included in the Balance Sheet Category of Securities held for Resale as of November 30, 2003.

NOTE 9 - Income Taxes:

     As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.

     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                          November 30, August 31,
                                              2003        2003
                                              ----        ----
                                                %            %
    U.S. Federal Statutory Tax Rate            34           34
    U.S. Valuation Difference                 (34)         (34)
                                              ----        ----
    Effective U.S. Tax Rate                     0            0
    Foreign Tax Valuation                       0            0
                                              ----        ----
    Effective Tax Rate                          0            0
                                              ====        ====

     Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands)

                                 November 30,  August 31,
                                      2003          2002
                                 ----------   -----------
Computed expected tax benefit   $   (2,877)  $   (11,456)
Increase in valuation
 allowance                           2,877        11,456
                                 ----------   -----------
                                $      ---   $       ---
                                 ==========   ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2003, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                   November 30,August 31,
                                      2003        2003
                                   ------------ ----------
Deferred tax assets:
Accounts receivable,
 principally due to allowance
 for doubtful accounts            $        --- $      ---

Net operating loss carry-
 forwards                               38,380     35,503
Less valuation allowance               (38,380)   (35,503)
                                   ------------ ----------
Net deferred tax assets                    ---        ---

Deferred tax liabilities:
Differences in depreciation                ---        ---
                                   ------------ ----------
Net deferred tax liabilities      $        --- $      ---
                                   ============ ==========

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

Shares Outstanding August 31, 2003                 147,447
                                              -------------
Shares issued for Retirement of Debt and
 Liabilities                                        34,257
Shares issued for Services, Compensation,
 Property and Other Assets                           3,354
                                              -------------
Shares Outstanding November 30, 2003               185,058
                                              =============

NOTE 11 - Preferred Stock, Stock Options and Warrants:

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

     The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at November 30, 2003:

     50,000 stock purchase options issued to L.A. Delmonico Consulting, Inc., expiring April 4, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of November 30, 2003, none of these options have been exercised.

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

     The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                  Warrants Issued &           Warrants Exercisable
                      Outstanding
Class of
Warrants      November 30,2003 August 31,2003  November    August
                                                30,2003     31,2003
---------    -------------------------------------------------------
    0.26           25,000         25,000           25,000    25,000
    0.28           25,000         25,000           25,000    25,000
    0.35           25,000         25,000           25,000    25,000
    0.38           50,000         50,000           50,000    50,000
    0.39           25,000         25,000           25,000    25,000
    0.41        3,800,000      3,800,000        3,800,000 1,550,000
    0.45           25,000         25,000           25,000    25,000
    0.60          400,000        400,000          400,000         -
    0.61           25,000         25,000           25,000    25,000
    0.69           25,000         25,000           25,000    25,000
    0.75          500,000        500,000          500,000         -
    1.04           50,000         50,000           50,000    50,000
    1.10           25,000         25,000           25,000    25,000
    1.35           25,000         25,000           25,000    25,000
    2.00           25,000         25,000           25,000    25,000
    2.00           41,667         41,667           41,667    41,667
    2.25           41,667         41,667           41,667    41,667
    3.00           58,333         58,333           58,333    58,333
    7.50          192,000        192,000          192,000   192,000
    7.50          240,000        240,000          240,000   240,000
    7.50          168,000        168,000          168,000   168,000
    7.50          200,000        200,000          200,000   200,000
ESOP              402,678  *     406,131  *       402,678   406,131
             -------------     ----------    -----------------------
                6,394,345  **  6,397,798  **    6,394,345 3,247,798
             =============     ==========    =======================


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

NOTE 12 - Capitalization Activities:

     Between November 25, 2002 and June 9, 2003, the Company sold approximately $6.5 million of convertible debt securities to 45 accredited investors. The securities consisted of a $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.16 to $0.34 per share. The Company may redeem the bonds at any time after the first year.

     Between October 30, 2003 and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of a $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year.

     The following transactions were completed pursuant to Regulation D of the Securities Act. With respect to the issuances, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

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

NOTE 13 - Risk Factors:

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

     The Company's subsidiary, United Computing Group, leased office space in Dallas, Texas with AMB Property II, LP. This non-cancelable lease commenced on June 19, 2000, expired on June 30, 2002, and was extended to expire on June 30, 2003. The monthly payments are $2,794. Future obligations under the non-cancelable lease terms areas follows:

                    Period Ending August 31,      Amount
                                  ----------     -------
                               2004             $521,000
                               2005              116,000
                               2006               58,000
                                                 -------
                               Total            $695,000
                                                 =======

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

NOTE 16 - Earnings Per Share:
          -------------------

The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:


                                                      For the three months ended November 30, 2003
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                     ---------        -----------        ---------
         Net Loss                                    $(8,461)

         Basic EPS:
          Income available to
          common stockholders                        $(8,461)          159,696            $(0.05)

         Effect of Dilutive Securities
           Warrants                                     ---                ---               ---
                                                     -------           -------            ------


         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(8,461)           159,696            $(0.05)
                                                    =======            =======            ======

                                                      For the three months ended November 30, 2002
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                     ---------        -----------        ---------
         Net Loss                                     $(831)

         Basic EPS:
          Income available to
          common stockholders                         $(831)            74,493            $(0.01)

         Effect of Dilutive Securities
           Warrants                                                        154                ---
                                                      -----             ------            ------


         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                $(831)             74,647            $(0.01)
                                                     =====              ======            ======


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

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three month period ended November 30, 2003 and 2002:


                                                                                      2003           2002
                                                                                  -------------  -------------


Net loss, as reported                                                             $    (8,461)   $      (831)
Add: Stock-based employee compensation included in reported net earnings
(loss), net of related tax effects                                                          -              -
Less: stock-based employee compensation expense determined under fair-value
based method for all awards, net of related tax effects                                    (0)            (0)
                                                                                  -----------    -----------
Pro forma net earnings (loss)                                                     $    (8,461)   $      (831)
                                                                                  ===========    ===========


Net loss per share:
   As reported                                                                    $    (0.05)    $    (0.01)

   Pro forma                                                                      $    (0.05)    $    (0.01)

Diluted net loss per share
   As reported                                                                    $    (0.05)    $    (0.01)

   Pro forma                                                                      $    (0.05)    $    (0.01)



  Option activity was as follows for the three months ended November 30, 2003:

                                               2003
                                    ---------------------------
                                      Shares       Weighted-
                                                    Average
                                                   Exercise
                                                     Price
                                    ------------ --------------
---------------------------------------------------------------
Outstanding at beginning of year        406,131  $          1.27
Granted                                       -
Assumed through acquisitions                  -             -
Exercised                                (3,453)-           0.60
Forfeited/Cancelled                           -             -
                                        -------             ----
Outstanding at end of year              402,678             1.27
                                        =======

Exercisable at year-end                 402,678  $          1.27
                                        =======



        Information about options outstanding was as follows at November 30, 2003:

                                                           Options Outstanding                      Options Exercisable
                                           ----------------------------------------------------  ---------------------------
        Range of Exercise Prices                 Number            Weighted-      Weighted-         Number       Weighted-
                                                                    Average
                                                                   Remaining       Average                        Average
                                                                  Contractual      Exercise                      Exercise
                                               Outstanding       Life in Years      Price         Exercisable      Price
-----------------------------------------  --------------------  -------------- ---------------  -------------- ------------
$0-$1.00                                              261,412               5.  $            0.55     264,865   $         0.55
$1.01-$2.00                                           115,766               5.  $            1.73     115,766   $         1.73
$2.01-$7.50                                            25,500               5.  $            6.55      25,500   $         6.55

                                                      402,628               5.  $            2.32     406,131   $         2.32
                                                      =======                                         =======


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

NOTE 19 - Major Customer:
          ---------------

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

                                   For the three months ending November 30, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                      392      1,564        274         87        81        ---      2,397
                Segment Loss                (220)       331       (68)    (1,758)      (23)        ---    (1,737)
                Total Assets               1,126     30,156        123    175,253    57,704   (137,455)   126,907
                Capital Expenditures         ---        128        ---         25       ---                   153
                Depreciation                  39        383         15        126        51        ---        614


                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003


                                   For the three months ending November 30, 2002

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
                Revenue                    1,652        674      1,395        768       129        ---      4,618
                Segment Loss                 320      (102)      (344)      (443)     (103)        ---      (672)
                Total Assets               5,137     30,381        431    157,155    58,006   (120,468)   130,642
                Capital Expenditures           8      1,419          2         42       ---        ---      1,471
                Dep. and Amort.               56        156         31          3        20        ---        266



Reconcilation of Segment Loss from Operations to Net           November 30,       November 30,
Loss:                                                              2003               2002
Total segment loss from operations                         $         (1,737)  $           (672)
Total Other Income (Expense)                                         (6,724)              (159)
                                                                     ------               ----
Net Loss                                                   $         (8,461)  $           (831))

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


Condensed Financial Information
                                                       Three Months Ended
                                                          November 30,
                                              --------------------------------------------------

($ in thousands)                                 2003         2002      $ Change     % Change
                                                 ----         ----      --------     --------

Total Sales                                         2,397        4,618      (2,221)        -48%
Cost of Goods Sold                                  1,295        2,626      (1,331)        -51%
                                              --------------------------------------------------
Gross Profit                                        1,102        1,992        (890)        -45%
                                              --------------------------------------------------
   % of Total Sales                                   46%          43%          3%           7%
Operating Expenses                                  2,839        2,664         175           7%
                                              --------------------------------------------------
Loss from Operations                               (1,737)        (672)     (1,065)        158%
                                              --------------------------------------------------
Other Income (Expense)                             (6,724)        (159)     (6,565)       4129%
                                              --------------------------------------------------
Net Loss                                           (8,461)        (831)     (7,630)        918%
                                              ==================================================



Overview

     For the three month period ended November 30, 2003, Eagle's business operations reflected further investment and expansion into higher margin business segments including Eagle's broadband Bundled Digital Services (Internet, video, voice and security) for residential and business customers while shifting focus away from low-margin commodity computer products and services. The Company's consolidated operations generated revenues of $2,397,000 with a corresponding gross profit of $1,102,000 for the three-month period ended November 30, 2003. The significant decline in revenues in the first fiscal quarter of 2004 as compared to the corresponding period of 2003 was primarily attributable to the Company's decision to no longer pursue direct sales of low-margin commodity computer products and a decline in structured wiring sales as the Company continues its previously announced strategy to shift its focus to higher-margin product sales (i.e., set-top boxes, Orb'Phone Exchange, etc) and recurring services sales (i.e., broadband services, network monitoring / security, IT managed services, etc.).

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


Sales Information
                                                       Three Months Ended
                                                          November 30,
                                              --------------------------------------------------

($ in thousands)                                 2003      % of Total      2002     % of Total   $ Change     % Change
                                                 ----      ----------      ----     -----------  ---------    --------

Structured Wiring                                     392          16%       1,560          34%      (1,168)        -75%
Broadband Services                                  1,564          65%         674          15%         890         132%
Products                                              361          15%       2,044          44%      (1,683)        -82%
Other                                                  80           3%         340           7%        (260)        -76%
                                              ---------------------------------------------------------------------------
Total Sales                                         2,397         100%       4,618         100%      (2,221)        -48%
                                              ---------------------------------------------------------------------------


Net Sales. For the three-month period ended November 30, 2003, net sales declined to $2,397,000 from $4,618,000 during the three-month period ended November 30, 2002. The overall decrease of 48% was primarily attributable to the Company's decision to no longer pursue direct sales of low-margin commodity computer products and a decline in structured wiring sales as the Company continues its previously announced strategy to shift its focus to higher-margin product sales (i.e., set-top boxes, Orb'Phone Exchange, etc) and recurring services sales (i.e., broadband services, network monitoring / security, IT managed services, etc.). The $890,000 increase in sales of the Company's broadband services was primarily attributable to a contract valued at $1,082,767 executed by the Company's security-monitoring subsidiary, DSS Security, Inc.; against which the Company realized sales of $866,213 during the quarter.

The following table sets forth summarized cost of goods sold information for the three months ended November 30, 2003 and 2002.

                                                          Three Months Ended
                                                            November 30,
                                              --------------------------------------------------

($ in thousands)                                 2003         2002      $ Change     % Change
                                                 ----         ----      --------     --------

Direct Labor and Related Costs                        462          346         116          34%
Products and Integration Service                      137        1,537      (1,400)        -91%
Structured wiring labor and materials                 205          229         (24)        -10%
Broadband Services costs                              190          276         (86)        -31%
Depreciation and amortization                         285          114         171         150%
Other manufacturing costs                              16          124        (108)        -87%
                                              --------------------------------------------------
Total Operating Expenses                            1,295        2,626      (1,331)        -51%
                                              --------------------------------------------------

     Cost Of Goods Sold. For the three-month period ended November 30, 2003, cost of goods sold decreased by 51% to $1,295,000 from $2,626,000 during the three-month period ended November 30, 2002. The decrease was primarily attributable to the Company's decision to no longer pursue direct sales of low-margin commodity computer products referenced above. The Company's overall gross profit percentage was 46% and 43% for the three-month periods ended November 30, 2003 and November 30, 2002. This increase is primarily attributable to a shift away from lower margin commodity products and services to higher margin BDS and security-monitoring sales; partially offset by an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.

The following table sets forth summarized operating expense information for the three months ended November 30, 2003 and 2002.


Operating Expenses:
                                                          Three Months Ended
                                                            November 30,
                                              --------------------------------------------------

($ in thousands)                                 2003         2002      $ Change     % Change
                                                 ----         ----      --------     --------

Salaries and Related Costs                            959        1,508        (549)        -36%
Advertising and Promotion                              18           37         (19)        -51%
Depreciation and Amortization                         319          153         166         108%
Other Support Costs                                 1,424          934         490          52%
Research and Development                              119           32          87         272%
                                              --------------------------------------------------
Total Operating Expenses                            2,839        2,664         175           7%
                                              --------------------------------------------------


The following table breaks out other support costs information for the three months ended November 30, 2003 and 2002.


Other Support Costs:
--------------------                                    Three Months Ended
                                                          November 30,
------------------------------------------------------------------------------------------------
($ in thousands)                                 2003         2002      $ Change     % Change
                                                 ----         ----      --------     -------
Advertising and conventions                             0            0           0          NA
Auto related                                            9           11          (2)        -18%
Bad debt                                              104            0         104          NA
Contract labor                                          0           24         (24)       -100%
Delivery and postage                                   16           61         (45)        -74%
Fees                                                   62          108         (46)        -43%
Insurance                                             111            5         106        2120%
Office and telephone                                   79           63          16          25%
Other                                                  12           29         (17)        -59%
Professional and legal                                733           84         649         773%
Rent                                                  137          228         (91)        -40%
Travel                                                 56           75         (19)        -25%
Taxes                                                   3           17         (14)        -82%
Utilities                                             102          229        (127)        -55%
                                              --------------------------------------------------
Total Other Support Costs                           1,424          934         490          52%
                                              --------------------------------------------------


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

     Changes in Cash Flow. Eagle's operating activities used net cash of $490,000 in the three-month period ended November 30, 2003, compared to use of net cash of $720,000 in the three-month period ended November 30, 2002. The decrease in net cash used by operating activities was primarily attributable to an increase in the Company's net operating loss, net of non-cash charges, offset by stock issued for services rendered combined with cash used in retiring numerous accrued liabilities for legal and restructuring costs and cash used in working capital increases for inventory and accounts receivable. Eagle's investing activities used net cash of $268,000 in the three-month period ended November 30, 2003, compared to $1,355,000 in the three-month period ended November 30, 2002. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $5,608,000, in the three month period ended November 30, 2003, compared to $1,577,000 of cash provided in the three month ended November 30, 2002. The increase is attributable to an increase in convertible notes aggregating a net of $5,608,000 in conjunction with the Company's financing activities in the first fiscal quarter of 2004.

     Liquidity and Capital Resources. Current assets for the three-month period ended November 30, 2003 totaled $14,458,000 (includes cash and cash equivalents of $5,673,000) as compared to $8,109,000 reported for the year ended August 31, 2003. During the first fiscal quarter of 2004, Eagle received net proceeds of $5,993,000 from the sale of convertible bonds and notes and through the sale of marketable securities held as short term investments and has retired or reduced certain of its notes payable and accrued expenses including numerous lawsuits; thereby reducing the Company's current and contingent liabilities.

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

Contractual Obligations


                               Contractual                  Payments due by period
                               obligations
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

     Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At Novembert 30, 2003, our goodwill was $76.3 million.

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

     The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company tested the fair value of its goodwill and intangibles as of November 30, 2003 and determined that these assets totaling $81.6 million were not impaired.

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

Deferred Revenues

     Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability under the heading Accrued Expenses until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $442,000 and $156,000 as of November 30, 2003 and 2002, respectively.




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


Eagle BDS Services - dba ClearWorks Communications, Inc.

     ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon the completion and acceptance. Eagle's BDS Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.


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


Eagle Security Services - dba DSS Security, Inc.

     DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon the completion and acceptance. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 22 - Industry Segments.


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


                                               EAGLE BROADBAND, INC.


         Date: March 30, 2004                  By:      /s/David A.Weisman
                                                        -------------------
                                                        David Weisman
                                                        Chief Executive Officer

                                                        /s/ Richard R. Royall
                                                        ---------------------
                                                        Richard R. Royall
                                                        Chief Financial Officer