Form 10-Q
period 2004-02-29
EAGLE BROADBAND INC
filed 2004-04-14
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                        Commission File Number: 001-15649


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

                                  -------------



Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of April 6, 2004, there were 191,315,329 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended February 29, 2004

                                Table of Contents

Part 1 - Financial Information                                                                   Page
         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at February 29, 2004, and August 31, 2003            3

                  Consolidated Statements of Operations for the Three Months and
                  Six Months Ended February 29, 2004, and February 28, 2003                        4

                  Consolidated Statements of Changes In Shareholders' Equity for the
                  Six Months Ended February 29, 2004, and Twelve Months Ended
                  August 31, 2003                                                                  5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  February 29, 2004, and February 28, 2003                                         6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             26

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      36

         Item 4.  Controls and Procedures                                                         36

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                               37

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              37

         Item 3.  Defaults Upon Senior Securities                                                 37

         Item 4.  Submission of Matters to a Vote of Security Holders                             37

         Item 5.  Other Information                                                               37

         Item 6.  Exhibits and Reports on Form 8-K                                                38

Signatures                                                                                        39

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS
                                                                           February 29,       August 31,
                                                                              2004              2003
                                                                              ----              ----

                                                                           (Unaudited)         (Audited)
Current Assets:
     Cash and Cash Equivalents                                          $        3,615   $           824
     Securities Available for Sale                                               1,574             1,714
     Accounts Receivable, Net                                                    3,974             1,704
     Inventories                                                                 4,072             3,199
     Prepaid Expenses                                                              403               668
                                                                         -------------   ---------------
         Total Current Assets                                                   13,638             8,109

Property and Equipment:
     Operating Equipment                                                        35,900            36,422
     Less:  Accumulated Depreciation                                           (6,688)           (5,689)
                                                                         -------------    --------------
         Total Property and Equipment                                           29,212            30,733

Other Assets:
     Deferred Costs                                                                ---               334
     Goodwill                                                                   76,273            76,273
     Other Intangible Assets                                                     5,330             5,330
     Other Assets                                                                   94               227
                                                                         -------------    --------------

         Total Other Assets                                                     81,697            82,164
                                                                         -------------    --------------

Total Assets                                                             $     124,547    $      121,006
                                                                         =============    ==============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                    $       7,184    $        5,461
     Accrued Expenses                                                            3,825             7,560
     Notes Payable                                                               5,547             5,779
     Deferred Revenue                                                              452               230
                                                                         -------------    --------------

         Total Current Liabilities                                              17,008            19,030

         Commitments and Contingent Liabilities                                    ---               ---

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized Shares at February 29, 2004, and
         August 31, 2003 -- 350,000,000 and 200,000,000, respectively
         Issued and Outstanding Shares at February 29, 2004, and
         August 31, 2003 -- 188,097,000 and 147,447,000, respectively              188               147
     Paid in Capital                                                           200,344           177,017
     Retained Earnings                                                        (92,320)          (74,461)
     Accumulated Comprehensive Income (Loss)                                     (673)             (727)
                                                                         -------------    --------------

         Total Shareholders' Equity                                            107,539           101,976
                                                                         -------------    --------------

Total Liabilities and Shareholders' Equity                               $     124,547    $      121,006
                                                                         =============    ==============

See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)


                                                  For the Three Months ended February 29     For the Six Months ended February 29
                                                    (or February 28, as appropriate)           (or February 28, as appropriate)
                                                 ---------------------------------------    --------------------------------------


                                                          2004               2003                  2004               2003
                                                     ---------------     --------------     ---------------    ---------------

Net Sales:
    Structured Wiring                                $       125         $     1,040       $        517        $     2,600
    Broadband Services                                     2,533                 888              4,096              1,562
    Products                                               1,086                 151              1,447              2,195
    Other                                                    ---                 984                 81              1,324
                                                     ---------------     --------------     ---------------    ---------------
Total Sales                                                3,744               3,063              6,141              7,681
                                                     ---------------     --------------     ---------------    ---------------
Costs of Goods Sold:
    Direct Labor and Related Costs                           391                 402                852                748
    Products and Integration Service                         301                 114                438              1,651
    Structured Wiring Labor and Materials                     56                 429                261                658
    Broadband Services Costs                               2,057                 254              2,246                530
    Depreciation and Amortization                            285                 114                571                228
    Other Manufacturing Costs                                  9                  31                 26                155
                                                     ---------------     --------------     ---------------    ---------------
Total Costs of Goods Sold                                  3,099               1,344              4,394              3,970
                                                     ---------------     --------------     ---------------    ---------------
Gross Profit                                                 645               1,719              1,747              3,711
                                                     ---------------     --------------     ---------------    ---------------
Operating Expenses:
    Selling, General and Administrative:
        Salaries and Related Costs                         5,844               1,355              6,802              2,863
        Advertising and Promotion                              2                  19                 21                 56
        Depreciation and Amortization                        293                 237                612                390
        Other Support Costs                                2,666                 977              4,091              1,911
        Research and Development                             147                  27                266                 59
                                                     ---------------     --------------     ---------------    ---------------
Total Operating Expenses                                   8,952               2,615             11,792              5,279
                                                     ---------------     --------------     ---------------    ---------------

Loss from Operations                                      (8,307)               (896)           (10,045)            (1,568)

Other Income / (Expenses):
    Interest Income - Net                                      6                  13                 11                  17
    Interest (Expense)                                      (569)                (96)            (7,649)               (259)
    Loss on Sale of Assets                                  (642)                ---               (642)               ---
    Gain on Sale of Marketable Securities                    114                 ---                466                ---
                                                     ---------------     --------------     ---------------    ---------------
       Total Other Income (Expense)                       (1,091)                (83)            (7,814)              (242)

Net Loss                                                  (9,398)               (979)           (17,859)            (1,810)
                                                     ---------------     --------------     ---------------    ---------------

Other Comprehensive Loss

Unrealized Holding Gain/(Loss)                              (255)               (954)                54               (941)
                                                     ---------------     --------------     ---------------    ---------------
Other Comprehensive Loss                               $  (9,653)          $  (1,933)        $  (17,805)         $  (2,751)
                                                     ===============     ==============     ===============    ===============
Net  Loss per Common Share:
Basic                                                     $ (0.05)            $ (0.01)           $ (0.10)            $ (0.10)
Diluted                                                   $ (0.05)            $ (0.01)           $ (0.10)            $ (0.10)
Comprehensive Loss                                        $ (0.05)            $ (0.01)           $ (0.10)            $ (0.10)

See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)



                                                                      Additional                    Accumulated         Total
                                                          Preferred    Paid in        Retained     Comprehensive     Shareholders'
                              Shares         Value         Stock       Capital        Earnings         Income          Equity
                             ----------    ------------  ----------   ------------   ------------                   --------------
Total Shareholders' Equity
As of August 31, 2002           73,051          $ 73        ---       $ 158,731        $(40,768)        $ (656)      $  117,380
                             ==========    ============  ==========   ============   ============   =============   ==============

Net Loss                           ---           ---        ---             ---         (33,693)                        (33,693)

New Stock Issued to
Shareholders
  Services and Compensation      7,437             7        ---           1,813             ---                           1,820
  Property and Other Assets     14,938            15        ---           3,032             ---                           3,047
  Retirement of Debt and
  Liabilities                   50,816            51        ---          13,827             ---                          13,878
  Employee Stock Option
  Plan                           1,647             2        ---             180             ---                             182

Syndication Costs                  ---           ---        ---           (368)             ---                           (368)

Treasury Stock                   (442)           (1)        ---           (198)             ---                           (199)

Unrealized Holding Loss            ---           ---        ---             ---             ---            (71)            (71)


Total Shareholders' Equity     147,447           147        ---         177,017         (74,461)           (727)         101,976
  As of August 31, 2003     ==========    ============  ==========   ============   ============   =============   ==============



Net Loss for the Six Months
Ended February 29, 2004           ---           ---        ---             ---          (17,859)                        (17,859)


New Stock Issued to
Shareholders
  Services and Compensation      4,729             5        ---           3,924             ---                           3,929
  Property and Other Assets                                 ---                             ---
  Retirement of Debt and
  Liabilities                   35,921            36        ---           7,998             ---                           8,034
  Interest for Beneficial
  Conversion Value                                          ---           6,912             ---                           6,912
  Retirements / Issuance of
 Warrants                                                                 4,493                                           4,493
Syndication Costs                                           ---                             ---

Treasury Stock                                              ---                             ---

Unrealized Holding Gain                                     ---                                              54              54

Total Shareholders' Equity     188,097          $188        ---         $200,344      $(92,320)         $ (673)        $107,539
   As of February 29, 2004  ==========    ============  ==========   ============   ============   =============   ==============


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                           For the Six Months Ended February 29,
                                                                             (or February 28, as appropriate)
                                                                      ------------------------------------------------

                                                                                  2004                 2003
                                                                              -------------        -------------

Cash Flows from Operating Activities:
Net Loss                                                                       $ (17,859)              $ (1,810)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
        Gain (Loss) on Sale of Assets                                                 611                   ---
        Interest for Beneficial Conversion Value                                    6,912                    91
        Depreciation and Amortization                                               1,183                   618
        Stock Issued for Interest Expense                                             108                   ---
        Stock Issued for Services Rendered                                          8,423                   201
        Allowance for Doubtful Accounts                                               196                   ---

        (Increase)/Decrease in Accounts Receivable                                (2,412)                  (80)
        (Increase)/Decrease in Inventories                                          (873)                 (406)
        (Increase)/Decrease in Prepaid Expenses                                       265                 (524)
        Increase/(Decrease) in Accounts Payable                                     1,723                   748
        Increase/(Decrease) in Accrued Expenses                                   (1,442)                  (40)
                                                                              -------------        -------------
                Total Adjustment                                                   14,694                   608
                                                                              -------------        -------------

Net Cash Used by Operating Activities                                             (3,165)               (1,201)

Cash Flows from Investing Activities:
        (Purchase)/Disposal of Property and Equipment                               (214)               (2,336)
        (Increase)/Decrease in Deferred Costs                                         334                 (669)
        (Increase)/Decrease in Marketable Securities                                  140                 1,831
        (Increase)/Decrease in Other Assets                                           133                   ---
                                                                              -------------        -------------

Net Cash Used by Investing Activities                                                 393               (1,174)
                                                                              -------------        -------------

Cash Flows from Financing Activities:
       Increase/(Decrease) in Notes Payable & Long-Term Debt                        5,563                 2,438
                                                                              -------------        -------------

Net Cash Provided by Financing Activities                                           5,563                 2,438
                                                                              -------------        -------------

Net Increase/(Decrease) in Cash                                                     2,791                    63
                                                                              -------------        -------------

Cash at the Beginning of Period                                                       824                 1,273
Cash at the End of Period                                                          $3,615                $1,336
                                                                              =============        =============

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
       Interest                                                                      $312                 $ 153
       Income Taxes                                                                   ---                   ---

Supplemental non-cash investing activities (See Note 21) and changes in shareholder's equity.


See accompanying notes to consolidated financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004



NOTE 1 - Basis of Presentation and Significant Accounting Policies:

         Eagle Broadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single-source billing. Also provided is last-mile cable and fiber installation services, as well as comprehensive IT products and services.

A)       Consolidation

         At February 29, 2004, the Company's subsidiaries were: Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM) - operated as Eagle BDS Services; ClearWorks Home Systems, Inc. (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc.
         (CWI) - operating as Eagle Paging Services; DSS Security, Inc., (DSS) - operated as Eagle Security Services; United Computing Group, Inc. (UCG)
         - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)       Cash and Cash Equivalents

         The Company has $3,615,000 and $824,000 of cash invested in interest bearing accounts and cash equivalents at February 29, 2004, and August 31, 2003, respectively.

         The Company also has securities available for sale that include 967,500 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $867,650 and an aggregate fair market value of $1,573,925 and are included in the Balance Sheet category of Securities Available for Sale as of February 29, 2004. See (Note 8).


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


D)       Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                         February 29,             August 31,
                                            2004                     2003
                                        ------------              -----------

              Raw Materials              $   2,878               $    1,826
              Work in Process                1,018                    1,237
              Finished Goods                   176                      136
                                          --------                ---------
                                         $   4,072               $    3,199
                                         =========               ==========

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

         Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 had no affect to Eagle's results of operations as Eagle did not have any contracts that have multiple elements as of February 29, 2004, or prior. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

         Deferred Revenues

         Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $452,008 and $230,397 as of February 29, 2004, and August 31, 2003,
         respectively.

         Eagle Wireless International, Inc.
         Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.

         BroadbandMagic
         BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004


         Eagle Broadband, Inc.
         Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc., revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.

         Eagle BDS Services - dba ClearWorks Communications, Inc.
         ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. Eagle BDS Services' revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 20 - Industry Segments.

         Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc. ClearWorks Home Systems, Inc., sells and installs structured wiring and audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 20 - Industry Segments.

         Eagle Communication Services - dba Atlantic Pacific Communications, Inc. Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 20 - Industry Segments.

         Etoolz, Inc.
         Etoolz,  Inc., provides research and development support for all Eagle
         companies  and  does  not  currently   provide  billable  services  to
         independent third parties.

         Eagle Messaging Services - dba Link Two Communications, Inc.
         Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.

         Eagle Paging Services - dba Contact Wireless, Inc.
         Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 20 - Industry Segments.

         Eagle Security Services - dba DSS Security, Inc.
         DSS Security, Inc., provides security monitoring services to residential and commercial customers, purchases and resells and bundles and sells contracts from its own portfolio to independent third party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 20 - Industry Segments.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

         Eagle Technology Services - dba United Computing Group, Inc.
         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 20 - Industry Segments.


F)       Research and Development Costs

         For the three months ended February 29, 2004, and February 28, 2003, the Company performed research and development activities for internal projects related to its Orb'Phone Exchange, convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $147,000 and $27,000 were expensed for the three months ended February 29, 2004, and February 28, 2003, respectively. Research and development costs of $266,000 and $59,000 were expensed for the six months ended February 29, 2004, and February 28, 2003, respectively.

         No research and development services were performed for outside parties for the three months ended February 29, 2004 and February 28, 2003.

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

                                                      February 29,   August 31,
                                                         2004          2003
                                                      -----------   -----------
           Weighted Average Number of Common
            Shares Outstanding Including

           Primary Common Stock Equivalents              174,614        95,465
           Fully Dilutive Common Stock Equivalents       174,614        95,465


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

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value:

               1)   Quoted market prices in active markets.
               2)   Estimate based on prices of similar assets
               3)   Estimate based on valuation techniques

         As of February 29, 2004, no impairment existed.

J)       Intangible Assets

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

         Other intangible assets consist of licenses and permits, which were being amortized using the straight-line method over their estimated useful life of twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,267,365 as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.

         Eagle is required to periodically assess the carrying value of goodwill and licenses associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred. The Company updated its assessment as of August 31, 2003, and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, no impairment charge was necessary.

         Goodwill and other intangibles of $82,176,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low-cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement it's modified strategy.

         Eagle assessed the fair value of the intangible assets as of August 31, 2003, and February 29, 2004, and concluded that the goodwill valuation remains at an amount greater than the current carrying value.

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

K)       Advertising Costs

         Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the three and six months ended February 29, 2004, the Company has expensed $2,000 and $20,000. For the three and six months ended February 28, 2003, the Company has expensed $19,000 and $56,000.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


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

N)       Marketable Securities

         Eagle holds minority equity investments in companies having operations or technology in areas within Eagle's strategic focus. Eagle applies the equity method of accounting for minority investments when Eagle has the ability to exert significant influence over the operating and financial policies of an investee. In the absence of such ability, Eagle accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies (excluding those accounted for under the equity method) with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

O)       Other Comprehensive Income

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the three months ended February 29, 2004, and February 28, 2003, the Company recorded a comprehensive loss of $255,000 and $954,000, respectively. For the six months ended February 29, 2004, and February 28, 2003, the Company recorded a comprehensive gain of $54,000 and a comprehensive loss of $941,000, respectively.

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

Q)       Reclassification

         The Company has reclassified certain assets, costs and expenses for the three and six months ended February 29, 2004, and February 28, 2003, to facilitate comparisons.

R)       Recent Pronouncements

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the first quarter of fiscal 2003.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

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

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's operating results or financial position.

S)       Product Warranties

         The Company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at February 29, 2004, and February 28, 2003. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.


NOTE 2 - Accounts Receivable:

            Accounts receivable consist of the following, in thousands:

                                                   February 29,   August 31,
                                                      2004           2003
                                                   -----------  ------------
            Accounts Receivable               $         4,395  $        2,116
            Allowance for Doubtful Accounts             (421)           (412)
                                                   -----------  ------------
            Net Accounts Receivable           $         3,974  $       1,704
                                                   ===========  ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


NOTE 3 - Property, Plant and Equipment and Intangible Assets:

         Components of property, plant and equipment are as follows, in thousands:

                                                      February 29,  August 31,
                                                         2004          2003
                                                      -----------   -----------
           Automobile                               $        143   $      143
           Headend Facility & Fiber Infrastructure        26,653       26,688
           Furniture, Fixtures & Equipment                 1,285        1,544
           Leasehold Improvements                            122          122
           Property, Manufacturing & Equipment             7,697        7,925
                                                      -----------  -----------
               Total Property, Plant & Equipment          35,900       36,422
                  Less: Accumulated Depreciation         (6,688)      (5,689)
                                                      -----------  -----------
               Net Property, Plant & Equipment      $     29,212   $   30,733
                                                      ===========  ===========

         Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $10,673 and $15,000 for the three months ended February 29, 2004, and February 28, 2003, respectively, whereas it did not have any capitalized major improvements for the same time periods. Eagle expensed repairs and maintenance of $19,573 and $26,000 for the six months ended February 29, 2004, and February 28, 2003, respectively, whereas it did not have any capitalized major improvements for the same time periods.

         Eagle's headend facility and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise Eagle's main headend facility at it headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. These fiber and headend infrastructures are similar to those that would exist in a major telecommunications or cable television provider that offers digital services for Internet, cable TV, telephone and security monitoring services. Eagle determined that a 20-year straight-line depreciation method is appropriate for its Headend Facility and Fiber Infrastructure based on industry standards for these asset types.

         Components of intangible assets are as follows, in thousands:

                                                      February 29,   August 31,
                                                         2004          2003
                                                      -----------   -----------
            Goodwill, Gross                         $     80,551   $    80,551
            Licenses & Permits                             5,330         5,330
                                                      -----------   -----------
                Total Intangible Assets                   85,881        85,881
                   Less: Accumulated Amortization        (4,278)       (4,278)
                                                      -----------   -----------
                Net Intangible Assets               $     81,603   $    81,603
                                                      ===========   ===========

         The changes in the carrying amount of goodwill, net of accumulated amortization for the six months ended February 29, 2004, are as follows (in thousands):



                                              Eagle        Other       Total
                                           -----------  -----------  ----------

            Balance on August 31, 2003       $74,711       $1,562     $76,273
            Acquisitions and Other             ---          ---         ---
                                           -----------  -----------  ----------

            Balance at February 29, 2004     $74,711       $1,562     $76,273
                                           ===========  ===========  ==========



NOTE 4 - Related Party Transaction - Sale of Assets:

         During the fiscal second quarter ended February 29, 2004, the Company completed a transaction with an effective date of October 1, 2003, with eRF, Inc., to sell certain assets of its subsidiary, Contact Wireless, Inc. eRF, Inc., is a private company engaged in providing products and services to the wireless industry. eRF, Inc., has a board member that is also a member of the Company's board of directors, namely, H. Dean Cubley. The assets sold related to the Contact Wireless paging network business and included a switch center lease and tower lease, network equipment, network contracts, paging licenses, accounts receivable, inventory and furniture and fixtures. The Company had downsized this subsidiary during the course of fiscal 2003 and during the three months ended February 29, 2004, elected to exit this business segment. The Company recorded approximately $329,000 in revenues with a corresponding segment loss of approximately $387,000 from this business segment in fiscal 2003 and recorded approximately $80,000 in revenues

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


         with a corresponding loss of $25,000 in the first quarter of fiscal 2004. The Company had no competing offers with respect to the sale of assets and or sale of the business and the Company's board of directors determined that the offer from eRF, Inc., represented fair value. The Company terminated its remaining employees associated with this subsidiary and eRF, Inc., entered into new employment arrangements with certain of these employees. Additionally, eRF, Inc., assumed certain liabilities and subleased certain property from the Company in Houston and San Antonio. In conjunction with this transaction, the Company recorded a loss of $642,000 on the sale of assets and certain other costs incurred in the exit from this line of business.

NOTE 5 - Notes Payable:

         The following table lists the Company's note obligations as of February 29, 2004, and August 31, 2003, in thousands:


                                   Annual
                                  Interest              February 29,  August 31,
                                    Rate      Due Date     2004         2003
                                ------------------------------------------------
 Vehicles                         Various     Various     $   ---      $     4
 5% Convertible Debenture
 (Note 9)                          5 .0%      Demand          ---        1,200
 Tail Wind Convertible Debenture    2.0%      Demand          ---        1,595
 Notes Payable - Investor Group    10.0%    October 2003      ---          900
 Notes Payable - Q Series Bonds    12.0%      Various        5,275       1,363
 Other                            Various     Various          272         717

                                                            -------    --------
 Total notes Payable                                      $  5,547     $ 5,779
                                                            -------    --------
 Less Current Portion                                        5,547       5,779
                                                            -------    --------
 Total Long-Term Debt                                     $    ---     $   ---
                                                            =======    ========

NOTE 6 - Line of Credit:

         APC entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital and fund ongoing operations. This credit facility is a purchase and sale agreement against accounts receivable and provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. During the first quarter of fiscal 2004, APC repaid and canceled the line of credit.

         UCG entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital, repay the IBM credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. During the first quarter of fiscal 2004, APC repaid and canceled the line of credit,

NOTE 7 - Convertible Debentures:

         During October 2002, the Company entered into a $3,000,000 convertible debenture agreement with Cornell Capital Partners, LP (CCP). During the three month period ended November 30, 2003, the principal balance of the debenture was repaid, although a lawsuit remains outstanding - see Legal Proceedings. On July 16, 2002, the Company entered into a $20,000,000 line of credit with Cornell Capital Partners, LP (CCP). The Company has not drawn on the line of credit and currently has no plans to do so. One of the issues in the litigation between CCP and the Company (see Legal Proceedings below) is whether the Company owes CCP a commitment fee for this line of credit. Cornell contends that the Company owes $395,000 of stock; the Company denies the liability. The Company is currently negotiating to settle this contested liability and the cancellation of the line of credit.

         During 2001, the Company acquired ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000. As a result of the acquisition, Eagle the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock and warrants at various rates. During the three-month period ended February 29, 2004, the note was repaid.

         Between November 25, 2002, and June 9, 2003, the Company sold approximately $6.5 million of convertible debt securities to 45 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.16 to $0.34 per share. The Company may redeem the bonds at any time after the first year.

         Between October 30, 2003, and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year.

NOTE 8 - Securities Available for Sale:

         At February 29, 2004 and August 31, 2003, all of the Company's marketable equity securities are classified as available-for-sale.

         Securities available for sale include 967,500 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds as of February 29, 2004. These common stock and bond investments have an aggregate cost basis of $867,650 and an aggregate fair market value of $1,573,925.

NOTE 9 - Income Taxes:

         The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                    February 29,     August 31,
                                                       2004            2003
                                                        (%)             (%)
                                                    ------------     ----------
                 U.S. Federal Statutory Tax Rate        34              34
                 U.S. Valuation Difference             (34)            (34)
                                                    ------------     ----------
                 Effective U.S. Tax Rate                 0              0
                 Foreign Tax Valuation                   0              0
                                                    ------------     ----------
                 Effective Tax Rate                      0              0
                                                    ============     ==========

         Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands).

                                                    February 29,     August 31,
                                                       2004            2003
                                                    ------------     ----------
                 Computed Expected Tax Benefit      $ (6,072)        $  (11,456)
                 Increase in Valuation Allowance       6,072             11,456
                                                    ------------     ----------
                                                    $     0          $       0
                                                    ============     ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 2004, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                      February 29,   August 31,
                                                          2004         2003
                                                      -----------   ----------
                 Deferred tax assets:
                 Accounts Receivable, Principally Due
                 to Allowance for Doubtful Accounts   $    ---     $      ---

                 Net Operating Loss Carry-Forwards      41,575         35,503
                 Less Valuation Allowance              (41,575)       (35,503)
                                                      -----------   ----------
                 Net Deferred Tax Assets                   ---            ---

                 Deferred Tax Liabilities:
                 Differences in Depreciation               ---            ---
                                                      -----------   ----------
                 Net Deferred Tax Liabilities         $    ---     $      ---
                                                      ===========   ==========

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


         The valuation allowance for deferred tax assets of February 29, 2004, and August 31, 2003, was $41,575,000 and $35,503,000, respectively. At
         February 29, 2004, the Company has net operating loss carry-forwards of $130,741,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 10 - Issuance of Common Stock:

         For the six months ended February 29, 2004, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

        Shares Outstanding August 31, 2003                             147,447
                                                                      ---------
        Shares Issued for Retirement of Debt and Liabilities            35,921
        Shares  Issued for  Services,  Compensation,  Property and       4,729
        Other Assets
                                                                      ---------
        Shares Outstanding February 29, 2004                           188,097
                                                                      =========

NOTE 11 - Preferred Stock, Stock Options and Warrants:
          -------------------------------------------

         In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of February 29, 2004, options to purchase 351,233 are outstanding and 648,767 are available to be issued.

         The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at February 29, 2004:

         50,000 stock purchase options issued to L. A. Delmonico Consulting, Inc., expiring April 4, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of February 29, 2004, none of these options have been exercised

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. As of February 29, 2004, these warrants have expired unexercised.

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.10 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of February 29, 2004, all of these warrants have been exercised.

         58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.35 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

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

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.61 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

         25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.39 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been registered, issued or exercised.

         168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.35 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been registered, issued or exercised.

         160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been registered, issued or exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.28 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.26 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.45 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         3,650,000 stock purchase warrants issued to Eagle Broadband employees under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.41 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

         400,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.60 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         500,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.75 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been exercised.

         The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):


                  Warrants Issued & Outstanding        Warrants Exercisable
                  ------------------------------  ----------------------------

          Class of    February 29,     August 31,     February 29,    August 31,
          Warrants           2004           2003             2004          2003
        ----------------------------------------------------------------------
              0.26         25,000         25,000            25,000       25,000
              0.28         25,000         25,000            25,000       25,000
              0.35         25,000         25,000            25,000       25,000
              0.38         50,000         50,000            50,000       50,000
              0.39         25,000         25,000            25,000       25,000
              0.41      3,650,000      3,800,000         3,650,000    1,550,000
              0.45         25,000         25,000            25,000       25,000
              0.60        400,000        400,000           400,000            -
              0.61         25,000         25,000            25,000       25,000
              0.69         25,000         25,000            25,000       25,000
              0.75        500,000        500,000           500,000            -
              1.04         50,000         50,000            50,000       50,000
              1.10              -         25,000                 -       25,000
              1.35         25,000         25,000            25,000       25,000
              2.00         41,667         41,667            41,667       41,667
              2.25         41,667         41,667            41,667       41,667
              3.00         58,333         58,333            58,333       58,333
              7.50        192,000        192,000           192,000      192,000
              7.50        240,000        240,000           240,000      240,000
              7.50        168,000        168,000           168,000      168,000
              7.50        200,000        200,000           200,000      200,000
              ESOP        351,233 *      406,131 *         351,233 *    406,131
                  ---------------  -------------  ----------------   ----------
                        6,142,900 **   6,372,798 **      6,142,900 **  3,222,798
                  ===============  =============  ================   ==========


         *Denotes  warrants  which  would  have  an  anti-dilutive   effect  if
         currently used to calculate earnings per share for the period ended February 29, 2004, and August 31, 2003.
         **Denotes 12,650,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring five years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $10.00 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been either earned or exercised.

NOTE 12 - Capitalization Activities:

         Between November 25, 2002, and June 9, 2003, the Company sold approximately $6.5 million of convertible debt securities to 45 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.16 to $0.34 per share. The Company may redeem the bonds at any time after the first year.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


         Between October 30, 2003, and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year.

NOTE 13 - Risk Factors:

         For the six months ended February 29, 2004, and February 28, 2003, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industry. Approximately eighty percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty percent remainder have been created relatively evenly over the rest of the nation during the six months ended February 29, 2004. Whereas approximately seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty-four percent remainder has been created relatively evenly over the rest of the nation for the six months ended February 29, 2003. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 14 - Foreign Operations:

         Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 0% for the six months ended February 29, 2004, and February 28, 2003, respectively.

NOTE 15 - Commitments and Contingent Liabilities:

         Leases

         For the six months ending February 29, 2004, and February 28, 2003, rental expenses of approximately $314,000 and $472,000 respectively, were incurred.

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

         The Company's wholly owned subsidiary, Contact Wireless, Inc., leases office space in San Antonio, Texas with Wade Holdings. This non-cancelable lease expires June 2007. The monthly payments are $3,300.

         The Company's wholly owned subsidiary, Contact Wireless, Inc., leases office space in San Antonio, Texas with Cotter & Sons. This non-cancelable lease expires August 2004. The monthly payments are $2,697.50.

         Future obligations under the non-cancelable lease terms areas follows:


               Period Ending August 31,             Amount
                                                 -------------
                         2004                      $ 198,695
                         2005                        147,960
                         2006                         75,720
                         2007                         33,000
                                                 -------------
                        Total                      $ 455,375
                                                 =============

         Legal Proceedings

         On February 23, 2001, ClearWorks and Eagle became defendants in Kaufman Bros., LLP v. Clearworks.Net, Inc. and Eagle Wireless, Inc., Index No. 600939/01, pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The Company settled this lawsuit on November 4, 2003, by issuing cash and stock totaling a fair market value of $1,320,000 as of the settlement date and consequently, $1,320,000 was charged to operations in the Company's fiscal 2003 financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

         On December 17, 2001, Kevan Casey and Tommy Allen sued ClearWorks.net, Inc., ClearWorks Integration, Inc., and Eagle Wireless International, Inc., for breach of contract and other related matters in Cause No. 2001-64056; in the 281st Judicial District Court of Harris County, Texas. The Company settled this lawsuit on November 26, 2003, for cash and stock to be paid and issued totaling a fair market value of $3,000,000 as of the settlement date and consequently, $3,000,000 was charged to operations in the Company's fiscal 2003 financial statements.

         On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), and In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud, federal and state securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. During the three month period ended November 30, 2003, the principal balance of the debenture was approximately $1.2 million and was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract. The company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

         On December 14, EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The company has not accrued any expenses against this lawsuit as the outcome cannot be predicted at this time.

         On September 26, 2003, Intratech served a lawsuit on ClearWorks.net in Intratech Capital Partners, Ltd. vs. ClearWorks.net, Inc.; Case No. CF3 20136 in the High Court of Justice, Queen's Bench Division, Cardiff District Registry. This lawsuit presents claims for breach of contract for failing to pay the plaintiff for financial advice and services allegedly rendered. The complaint seeks damages of $6,796,245.50, plus attorneys' fees and costs. ClearWorks denies the claims and intends to vigorously defend this lawsuit and claims against it. The Company has accrued $100,000 in its fiscal 2003 financial statements for litigation expenses but has not accrued any settlement costs against this lawsuit as the outcome cannot be predicted at this time.

         On or about September 2003, Enron sued United Computing Group, Inc., in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims, and intends to vigorously defend this lawsuit and claims against it. The company has not accrued any expenses against this lawsuit as the outcome cannot be predicted at this time.

         On January 31, 2004, Eagle became a defendant in Avnet, Inc. d/b/a Cilicon vs. Eagle Broadband, Inc. f/k/a Eagle Wireless International, Inc.; Cause No. 04CV0046; in the 56th Judicial Court, Galveston County, Texas. This suit presents claims for breach of contract, anticipatory breach, failure to pay money due on sworn account and quantum meruit. The suit seeks recovery of damages in the sum of $780,056.03, plus interest, attorney fees and court costs. The Company settled this lawsuit on April 6, 2004, for cash to be paid totaling $612,500 between April 30, 2004, and June 30, 2004, and consequently $612,500 was charged to operations in the Company's fiscal 2003 and 2004 financial statements.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

NOTE 16 - Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands (except Per-Share Amount):

                                     For the six months ended February 29, 2004
                                     ------------------------------------------
                                         Income         Shares       Per-Share
                                       (Numerator)   (Denominator)    Amount
                                        ---------     -----------     --------
    Net Loss                          $(17,859)

    Basic EPS:
     Income Available to
     Common Stockholders               $(17,859)       174,614        $(0.10)

    Effect of Dilutive Securities
      Warrants                             ---             ---           ---
                                        --------      ----------     --------
    Diluted EPS:
      Income Available to
      Common Stockholders
        and Assumed Conversions.       $(17,859)       174,614        $(0.10)
                                       =========     ==========      ========

                                     For the six months ended February 28, 2003
                                     ------------------------------------------
                                         Income          Shares       Per-Share
                                       (Numerator)    (Denominator)    Amount
                                        ---------     -----------     --------
    Net Loss                             $(5,880)

    Basic EPS:
     Income Available to
     Common Stockholders                $(5,880)        60,707        $(0.10)

    Effect of Dilutive Securities
      Warrants                                             154           ---
                                        --------      ----------     --------


    Diluted EPS:
      Income Available to
      Common Stockholders
        and Assumed Conversions.       $(5,880)         60,707        $(0.10)
                                       =========     ==========      ========

         For the six months ended February 29, 2004, and February 28, 2003, anti-dilutive securities existed (see Note 11).

NOTE 17 - Employee Stock Option Plan:

         In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of February 29, 2004, 351,233 options have been issued and are outstanding to various employees

         The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. For the six months ended February 2004 and 2003, the impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                             February 29,        February 28,
                                                 2004                2003
                                           -----------------    ---------------
              Dividend Yield                    0.00%              0.00%
              Volatility                         0.91               0.91
              Risk-Free Interest Rate           4.00%              7.00%
              Expected Life                       5                  5

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


         The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three-month period ended February 29, 2004, and February 28, 2003:



                                                                              2004           2003
                                                                          -------------  -------------
 Net loss, as reported                                                    $   (17,859)   $    (1,810)
 Add: Stock-Based Employee Compensation Included in Reported Net
 Earnings (Loss), Net of Related Tax Effects                                        -              -
 Less: Stock-Based Employee Compensation Expense Determined under
 Fair-Value Based Method for All Awards, Net of Related Tax Effects                (-)            (-)
                                                                          -------------  -------------

 PRO FORMA NET EARNINGS (LOSS)                                            $   (17,859)   $    (1,810)
                                                                          =============  ==============

 Net Loss Per Share:
   As Reported                                                            $     (0.10)   $     (0.10)
   Pro Forma                                                              $     (0.10)   $     (0.10)

 Diluted Net Loss Per Share
   As Reported                                                            $     (0.10)   $     (0.10)
   Pro Forma                                                              $     (0.10)   $     (0.10)



   Option activity was as follows for the six months ended February 29, 2004:

                                                                Weighted-Average
                                                 Shares          Exercise Price
                                              -------------  -------------------

           Outstanding at beginning of year       406,131       $          1.27
           Granted                                      -
           Assumed through acquisitions                 -                    -
           Exercised                              (54,898)                 0.66
           Forfeited/Cancelled                          -                    -

           Outstanding at end of year             351,233                  1.36

           Exercisable at year-end                351,233       $          1.36

S


   Information about options outstanding was as follows at February 29, 2004:


                                             Options Outstanding                             Options Exercisable
                           ---------------------------------------------------------   ---------------------------------
                                                    Weighted-
                                                     Average           Weighted-                             Weighted-
                                                    Remaining           Average                               Average
                                 Number            Contractual          Exercise           Number            Exercise
Range of Exercise Prices      Outstanding         Life in Years          Price           Exercisable          Price
                           ------------------     --------------      -----------       -------------       -----------
$0-$1.00                        213,141                5.0                $0.55             213,141           $0.55
$1.01-$2.00                     112,532                5.0                $1.73             112,532           $1.73
$2.01-$7.50                      25,500                5.5                $6.55              25,500           $6.55

                                351,233                5.2                $2.32             351,233           $2.32
                           ==================    ================     ==============   ================   ==============

NOTE 18 - Retirement Plans:

         During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended February 29, 2004, and February 28, 2003, employee contributions were approximately $30,891 and $54,628, respectively. The Company matched approximately $0 and $22,065, respectively for those same periods.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004

NOTE 19 - Major Customers:

         The Company had gross sales of $3,744,000 and $3,063,000 for the three months ended February 29, 2004, and February 28, 2003, respectively. The three month period ended February 29, 2004, included $2,007,335 or 54% of the quarters total sales from Sweetwater Security Capital, LLC, in conjunction with a contract valued at $2,032,587 that was executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. The remaining $25,252 associated with this contract has been deferred in conjunction with a six-month holdback provision of the contract. Additionally, the three months ended February 29, 2004, included $742,538 or 20% of the three months total sales from General Dynamics in conjunction with shipments of convergent set-top-boxes.

         The Company had gross sales of $6,141,000 and $7,681,000 for the six months ended February 29, 2004, and February 28, 2003, respectively. The six month period ended February 29, 2004, included $2,873,548 or 47% of the six month period total sales from Sweetwater Security Capital, LLC, in conjunction with contracts valued at $3,115,354 that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. The remaining $241,805 associated with these contracts has been deferred in conjunction with six-month holdback provisions of these contracts. Additionally, the six-month ended February 29, 2004, included $750,488 or 12% of the six months total sales from General Dynamics in conjunction with shipments of convergent set-top-boxes.

         There were no parties individually that represented greater than ten percent of the revenues in the three and six months ended February 28, 2003.

NOTE 20 - Industry Segments:

         The Company has seven business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into five reportable segments (as described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

         Eagle Broadband, Inc., (Eagle) is a supplier of broadband and telecommunications equipment with related software and broadband products. (Including Eagle Wireless International, Inc.; BroadbandMagic; and Etoolz, Inc., for this summary).

         Atlantic Pacific Communications, Inc., (APC) specializes in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers.

         ClearWorks Communications, Inc., (EBS) provides solutions to consumers by implementing technology both within the residential community and home. This is accomplished through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers.

         ClearWorks Home Systems, Inc., (HSI) specializes in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single-family and multi-family dwelling units.

         United Computing Group, Inc., (UCG) is an accelerator company and computer hardware and software reseller. UCG / INT maintains a national market presence.

         Link Two Communications, Inc., (Link II) is in the development and delivery of one- and two-way messaging systems.

         DSS Security, Inc., (DSS) is a security monitoring company.

         ClearWorks.net, Inc., (.NET) is inactive with exception of debt related expenses.

         Contact Wireless, Inc., is a paging, cellular, and mobile services provider and reseller.


                                         For the six months ending February 29, 2004
                (in thousands)           APC/HSI     EBS/DSS     UCG      Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                      517      4,097        428      1,019        81        ---      6,141
                Segment Loss                (499)     (706)       (21)    (8,785)      (33)        ---   (10,045)
                Total Assets                 461     23,283        182    174,592    57,026   (130,996)   124,547
                Capital Expenditures         228         12         33          0         0                   273
                Depreciation                  88        199         30        811        54        ---      1,183


                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                               February 29, 2004


                                         For the six months ending February 28, 2003
                (in thousands)           APC/HSI     EBS/DSS     UCG      Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                    2,767      1,561      1,734      1,394       225        ---      7,681
                Segment Loss                 (95)      (68)      (585)      (672)     (148)        ---    (1,568)
                Total Assets               9,587     34,699      1,010    221,206    32,571   (167,620)   131,453
                Capital Expenditures          11      2,811          0          0       ---        ---      2,822
                Dep. and Amort.              112        308         62         78        58        ---        618


                                                                         February 29, 2004     February 28, 2003
                                                                       --------------------   -------------------
                Reconciliation of Segment Loss from Operations to Net
                Loss:
                Total Segment Loss from Operations                      $      (10,045)        $    (1,568)
                Total Other Income (Expense)                                    (7,814)               (242)

                Net Loss                                                $      (17,859)        $    (1,810)


         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

Note 21 - Supplemental Non-Cash Disclosures:

         During the quarter ended November 30, 2003, the Company issued $3,000,000 of convertible debt which was retired through the issuance of 2,000,000 shares of Series A Preferred Stock which was concurrently converted into 29,500,000 shares of the Company's Common Stock. Additionally, the Company received proceeds of $3,912,000 from the sale of convertible Q-Series Bonds. See Note 12 - Capitalization Activities.

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

         During the three month period ended February 29, 2004, the Company recorded a non-cash expense of $4,494,000 in Salaries and Related Costs associated with the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts.

Item 2.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitute forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations; risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

Results of Operations

Three and Six Months Ended February 29, 2004, Compared to the Three and Six Months Ended February 28, 2003

         The following table sets forth summarized consolidated financial information for the three and six months ended February 29, 2004, and February 28, 2003


Condensed Financial Information
-------------------------------
                                        Three Months Ended February 29                  Six Months Ended February 29
                                        (or February 28, as appropriate)               (or February 28, as appropriate)
                                 ---------------------------------------------  ----------------------------------------

($ in thousands)                         2004      2003  $Change  % Change              2004    2003   $Change  % Change
                                         ----     ------ -------  --------              ----    ----   -------  --------
Total Sales                            $3,744    $3,063     $681       22%             $6,141   $7,681   $(1,540)   -20%
Cost of Goods Sold                      3,099     1,344    1,755      131%              4,394    3,970       424     11%
                                 ---------------------------------------------------------------------------------------
Gross Profit                              645     1,719   (1,074)     -62%              1,747    3,711    (1,964)   -53%
                                 ---------------------------------------------------------------------------------------
   % of Total Sales                        17%       56%    -158%                          28%      48%      128%
Operating Expenses                      8,952     2,615    6,337      242%             11,792    5,279     6,513    123%
                                 ---------------------------------------------------------------------------------------
Loss from Operations                   (8,307)     (896)  (7,411)     827%            (10,045)  (1,568)   (8,477)   541%
                                 ---------------------------------------------------------------------------------------
Other Income (Expense)                 (1,091)      (83)  (1,008)    1214%             (7,814)    (242)   (7,572)  3129%
                                 ---------------------------------------------------------------------------------------
Net Loss                               (9,398)     (979)  (8,419)     860%            (17,859)  (1,810)  (16,049)   887%
                                 =======================================================================================
Unrealized Holding Loss                  (255)     (954)     699      -73%                 54     (941)      995   -106%
                                 ---------------------------------------------------------------------------------------
Other Comprehensive Loss              $(9,653)  $(1,933) $(7,720)     399%           $(17,805) $(2,751) $(15,054)   547%
                                 =======================================================================================




Overview

         For the three-month period ended February 29, 2004, Eagle's business operations reflected emphasis and further transition and expansion of its BDS and convergent set-top box business segments including Eagle's broadband Bundled Digital Services (Internet, video, voice and security) for residential and business customers. This transition is consistent with the Company's previously disclosed strategy to no longer pursue the direct sale of low-margin commodity computer products and the direct sale of structured wiring and commercial cabling opportunities outside of it BDS model. The Company's consolidated operations generated revenues of $3,744,000 with a corresponding gross profit of $645,000 for the three-month period ended February 29, 2004. The overall increase of 22% in revenues for the three-month period ended February 29, 2004, as compared to the corresponding period of 2003, was primarily attributable to a $1,645,000 increase in the Company's broadband services segment combined with a $935,000 increase in convergent set-top box product shipments; offset by decreases of $915,000 in structure wiring operations and a $984,000 decrease in other sales.

         The Company incurred a net loss of $9,398,000 for the three-month period ended February 29, 2004. The loss was attributable to a non-cash expense of $4,494,000 in Salaries and Related Costs associated with the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts, an increase in other support costs totaling $1,689,000; the components of which are set forth on the table included below titled as Other Support Costs and an overall decline in gross margins as the Company continues its transition strategy. Included in the increase of other support costs was $760,000 in professional fees associated with the Company's ongoing legal matters, a $120,000 increase in investor relations and a $507,000 increase in property taxes recorded against the Company's BDS infrastructure.

         The Company's net loss for the three month period ended February 29, 2004, also included approximately $578,000 in depreciation and amortization expenses and a loss of sale of assets of $642,000 in conjunction with the transaction between the Company's subsidiary, Contact Wireless, Inc., and eRF, Inc. - See Note 4.

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

The follow table sets forth summarized sales information for the three and six months ended February 29, 2004, and February 28, 2003.


Sales Information
------------------

                                 Three Months Ended February 29 (or February 28, as appropriate)

($ in thousands)              2004   % of Total            2003    % of Total      $Change       % Change
                         --------- -------------- -------------- --------------- ----------- ------------
Structured Wiring             $125           3%          $1,040        34%          $(915)           -88%
Broadband Services           2,533          68%             888        29%          1,645            185%
Products                     1,086          29%             151         5%            935            619%
Other                            0           0%             984        32%           (984)          -100%
                           -------      -------         -------     ------        -------        --------
Total Sales                 $3,744         100%          $3,063       100%           $681             22%
                           =======      =======         =======     ======        =======        ========

                                  Six Months Ended February 29 (or February 28, as appropriate)

($ in thousands)             2,004   % of Total           2,003    % of Total      $Change       % Change
                         --------- -------------- -------------- --------------- ----------- ------------
Structured Wiring             $517           8%          $2,600        34%        $(2,083)           -80%
Broadband Services           4,096          67%           1,562        20%          2,534            162%
Products                     1,447          24%           2,195        29%           (748)           -34%
Other                           81           1%           1,324        17%         (1,243)           -94%
                           -------      -------         -------     ------        -------        --------
Total Sales                 $6,141         100%          $7,681       100%        $(1,540)           -20%
                           =======      =======         =======     ======        =======        ========





         Net Sales. For the three-month period ended February 29, 2004, net sales increased to $3,744,000 from $3,063,000 during the three-month period ended February 28, 2003. The overall increase of 22% was attributable to a $1,645,000 increase in the Company's broadband services segment combined with a $935,000 increase in product shipments; offset by decreases of $915,000 in structure wiring operations and a $984,000 decrease in other sales. The $1,645,000 increase in sales of the Company's broadband services was primarily attributable to a contract valued at $2,032,587 executed by the Company's security-monitoring subsidiary, DSS Security, Inc.; against which the Company realized sales of $2,007,335 during the quarter. Absent the security monitoring contract transaction of $2,007,335, the Company's base broadband services sales decreased by approximately $362,000 in the three-month period ended February 29, 2004; primarily attributable to the exit from the unprofitable Austin area BDS market discussed in prior periods and the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the Company's portfolio to Sweetwater Capital, LLC, in the first quarter of fiscal 2004. The $1,040,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $1,086,000 increase in product sales was primarily attributable to the shipment of convergent set-top boxes to a major client in the second quarter of fiscal 2004 as compared to product fulfillment sales of $151,000 in the second fiscal quarter of fiscal 2003.

         For the six-month period ended February 29, 2004, net sales decreased to $6,141,000 from $7,681,000 during the six-month period ended February 28, 2003. The overall decrease of 20% was attributable to a $2,534,000 increase in the Company's broadband services segment; offset by a decrease of $748,000 in product sales, a decrease of $2,083,000 in structure wiring operations and a $1,243,000 decrease in other sales. The $2,534,000 increase in sales of the Company's broadband services was primarily attributable to contracts valued at $3,111,354 executed by the Company's security-monitoring subsidiary, DSS Security, Inc., against which the Company realized sales of $2,873,548 during the six months ended February 29, 2004. Absent the security monitoring contract transaction of $2,873,548, the Company's base broadband services sales decreased by approximately $340,000 in the six-month period ended February 29, 2004, primarily attributable to the exit from the unprofitable Austin area BDS market discussed in prior periods and the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the Company's portfolio to Sweetwater Capital, LLC, in the first quarter of fiscal 2004. The $2,083,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $748,000 decrease in product sales was primarily attributable to the previously announced strategy to no longer pursue the direct sales of low-margin commodity products partially offset by the shipment of convergent set-top boxes to a major client in the second quarter of fiscal 2004.

The following table sets forth summarized cost of goods sold information for the three and six months ended February 29, 2004, and February 28, 2003


Costs of Goods Sold:
-------------------

                                          Three Months Ended February 29           Six Months Ended February 29
                                         (or February 28, as appropriate)         (or February 28, as appropriate)
                                       ---------------------------------------    ------------------------------------
($ in thousands)                         2004      2003    $Change   % Change        2004    2003  $Change   % Change
                                       -------  --------  --------- ----------    -------- ------- --------  ---------

Direct Labor and Related Costs           $391      $402        (11)        -3%       $852    $748     $104         14%
Products and Integration Service          301       114        187        164%        438   1,651   (1,213)       -73%
Structured Wiring Labor and Materials      56       429       (373)       -87%        261     658     (397)       -60%
Broadband Services Costs                2,057       254      1,803        710%      2,246     530    1,716        324%
Depreciation and Amortization             285       114        171        150%        571     228      343        150%
Other Manufacturing Costs                   9        31        (22)       -71%         26     155     (129)       -83%
                                       -------  --------  --------- ----------    -------- ------- --------  ---------
Total Operating Expenses               $3,099    $1,344     $1,755        131%     $4,394  $3,970     $424         11%
                                       -------  --------  --------- ----------    -------- ------- --------  ---------

         Cost of Goods Sold. For the three-month period ended February 29, 2004, cost of goods sold increased by 131% to $3,099,000 from $1,344,000 as compared to the three-month period ended February 28, 2003. The overall increase of $1,755,000 was primarily attributable to the purchase and resale of certain security monitoring contracts with a cost of sale component valued at $1,900,534. The Company's overall gross profit percentage was 17% and 56% for the three-month periods ended February 29, 2004, and February 28, 2003. This substantial decrease in gross profit percentage is primarily attributable to dilutive effect of the security monitoring transaction recorded in the second fiscal quarter, i.e., sales recorded of $2,007,335 with corresponding cost of sales of $1,900,534, a heavy sales mix of product shipment of convergent set-top boxes versus the prior year period and an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.

         For the six-month period ended February 29, 2004, cost of goods sold increased by 11% to $4,394,000 from $3,970,000 as compared to the six-month period ended February 28, 2003. The overall increase of $424,000 was primarily attributable to the purchase and resale of certain security monitoring contracts with a cost of sale component valued at $1,900,534. The Company's overall gross profit percentage was 28% and 48% for the six-month periods ended February 29, 2004, and February 28, 2003. This substantial decrease in gross profit percentage is primarily attributable to dilutive effect of the security monitoring transactions recorded in the six-months ended February 29, 2004, i.e., sales recorded of $2,873,548 with corresponding cost of sales of $1,900,534, a heavy sales mix of product shipment of convergent set-top boxes versus the prior year period, the decision to no longer pursue structured wiring outside of its BDS model and an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.

The following table sets forth summarized operating expense information for the three and six months ended February 29, 2004, and February 28, 2003.


Operating Expenses:
-------------------
                                      Three Months Ended February 29           Six Months Ended February 29
                                     (or February 28, as appropriate)         (or February 28, as  appropriate)
                               --------------------------------------------    ----------------------------------------
($ in thousands)                     2004      2003      $Change   % Change       2004     2003   $Change     % Change
                               -----------  --------   ----------  ---------   --------  -------  -------- ------------

Salaries and Related Costs         $5,844    $1,355       $4,489        331%    $6,802   $2,863    $3,939          138%
Advertising and Promotion               2        19          (17)       -89%        21       56       (35)         -63%
Depreciation and Amortization         293       237           56         24%       612      390       222           57%
Other Support Costs                 2,666       977        1,689        173%     4,091    1,911     2,180          114%
Research and Development              147        27          120        444%       266       59       207          351%
                               -----------  --------   ----------  ---------   --------  -------  -------- ------------
Total Operating Expenses           $8,952    $2,615       $6,337        242%   $11,792   $5,279    $6,513          123%
                               -----------  --------   ----------  ---------   --------  -------  -------- ------------

The following table breaks out other support costs information for the three and six months ended February 29, 2004, and February 28, 2003.


Other Support Costs:
--------------------
                                 Three Months Ended February 29              Six Months Ended February 29
                                (or February 28, as appropriate)            (or February 28, as appropriate)
                            ------------------------------------------     ----------------------------------

($ in thousands)              2004      2003     $Change     % Change         2004    2003  $Change  % Change
                            -------  --------  ---------- ------------     -------- ------- -------- ---------
Advertising and Conventions  $  -       $  -        $  -        -NA-          $  -    $  -     $  -    -NA-
Auto Related                     2        27         (25)         -93%          12      38      (26)      -68%
Bad Debt                        92         0          92        -NA-           196       0      196    -NA-
Contract Labor                 266        80         186          233%         592     104      488       469%
Delivery and Postage             9         5           4           80%          25      66      (41)      -62%
Fees                           284        82         202          246%         346     190      156        82%
Insurance                      139         0         139        -NA-           250       0      250    -NA-
Office                         107        51          56          110%         186     114       72        63%
Other                           26        47         (21)         -45%          38      70      (32)      -46%
Professional                   874       114         760          667%       1,281     198    1,083       547%
Rent                           177       244         (67)         -27%         314     472     (158)      -33%
Repairs and Maintenance          0        15         (15)        -100%           0      26      (26)     -100%
Travel                          46        78         (32)         -41%         102     153      (51)      -33%
Taxes                          555        48         507         1056%         558      65      493       758%
Telephone and Utilities         89       186         (97)         -52%         191     415     (224)      -54%
                            -------  --------  ---------- ------------     -------- ------- -------- ---------
Total Other Support Costs   $2,666      $977      $1,689          173%      $4,091  $1,911   $2,180       114%
                            -------  --------  ---------- ------------     -------- ------- -------- ---------

         Operating Expenses. For the three-month period ended February 29, 2004, operating expenses increased by 242% to $8,952,000 as compared to $2,615,000 for the three-month period ended February 28, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

          -- A $4,489,000 increase in salaries and related costs. The entire increase was attributable to non-cash compensation expense recorded against the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts.

          -- A $17,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

          --   A $56,000  increase  in  depreciation  and   amortization,   due
               principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

          -- A $1,689,000 increase in other support costs; the components of which are set forth on the table included immediately above. Included in this increase was $760,000 in professional fees associated with the Company's ongoing legal matters, a $120,000 increase in investor relations, and a $507,000 increase in property taxes recorded against the Company's BDS infrastructure.

          -- An $120,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

         For the six-month period ended February 29, 2004, operating expenses increased by 123% to $11,792,000 as compared to $5,279,000 for the six-month period ended February 28, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

          -- A $3,939,000 increase in salaries and related costs. The increase was attributable to non-cash compensation expense of $4,494,000 recorded against the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts partially offset by a decline in salaries and related costs associated with the Company's reduction in personnel in fiscal 2003. Excluding this non-cash compensation expensed recorded in the second quarter of fiscal 2004, salaries and related costs declined by $555,000 in the six-month period ended February 29, 2004, as compared to the six-month period ended February 28, 2003.

          -- A $36,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

          --   A  $222,000  increase  in  depreciation  and  amortization,   due
               principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

          -- A $2,180,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was $1,083,000 in professional fees associated with the Company's ongoing legal matters, a $120,000 increase in investor relations and $493,000 increase in property taxes recorded against the Company's BDS infrastructure.

          -- An $207,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

         Net Loss. For the three months ended February 29, 2004, Eagle's net loss was $9,398,000, compared to a net loss of $979,000 during the three month period ended February 28, 2003. For the six months ended February 29, 2004, Eagle's net loss was $17,859,000, compared to a net loss of $1,810,000 during the six month period ended February 28, 2003.

         Changes in Cash Flow. Eagle's operating activities used net cash of $3,165,000 in the six-month period ended February 29, 2004, compared to use of net cash of $1,201,000 in the six-month period ended February 28, 2003. The increase in net cash used by operating activities was primarily attributable to $2,739,000 of cash utilized for working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses and an increase in the Company's net operating loss, net of non-cash charges, totaling $426,000. Eagle's investing activities produced net cash of $393,000 in the six-month period ended February 29, 2004, compared to $1,174,000 in the six-month period ended February 28, 2003. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $5,563,000, in the six-month period ended February 29, 2003, compared to $2,438,000 of cash provided in the six-month ended February 28, 2003. The increase is attributable to an increase in convertible notes aggregating a net of $5,608,000 in conjunction with the Company's financing activities in the first fiscal quarter of 2004.

         Liquidity and Capital Resources. Current assets for the period ended February 29, 2004, totaled $13,638,000 (includes cash and cash equivalents of $3,615,000 and securities available for sale of $1,574,000) as compared to $8,109,000 reported for the year ended August 31, 2003. During the first six months ended February 29, 2004, Eagle received net proceeds of $6,174,000 from the sale of convertible bonds and notes and through the sale of marketable securities held as short-term investments and has retired or reduced certain of its notes payable and accrued expenses including numerous lawsuits, thereby reducing the Company's current and contingent liabilities.

         The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure for the balance of the current fiscal year as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a fiber network. Historically, the Company built out these networks, thereby incurring significant capital expenditures. The Company incurred approximately $214,000 in capital expenditures in the first six months of fiscal 2004 ended February 29, 2004. The Company expects to spend $1,000,000 or less on capital expenditures in fiscal 2004; an anticipated reduction of at least $1,121,000 as compared to $2,121,000 for fiscal 2003. However, the Company could adjust its capital expenditure plan in the second half of the current fiscal year if future business opportunities dictate.

         The Company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The Company has historically used stock for retirement of certain liabilities on a negotiated basis. The Company issued stock for retirement of certain liabilities aggregating $5,696,000, $3,586,000 and $13,878,000 for fiscal years 2001, 2002, and 2003, respectively. During the first six months ended February 29, 2004, the Company retired approximately $8,034,000 in liabilities with stock versus cash Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis. In the first six months of fiscal 2004, the Company completed $5,563,000 in net financing activities. The Company's management believes it has sufficient capital to fund operations for the next twelve months based on: (i) the Company's reduced capital expenditure requirements for fiscal 2004, (ii) the Company's annualized cost savings expected from personnel and operating expense reductions, and (iii) the Company's current cash and cash equivalents, including recent net financing proceeds and sale of marketable securities received during the first six months of fiscal 2004.

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



Contractual Obligations

                                                Payments Due by Period
                                                    (in Thousands)
                             -------------------------------------------------------------
  Contractual Obligations                Less than                              More than 5
                              Total        1 year      1-3 years   3-5 years       years
------------------------------------------------------------------------------------------
Long-Term Debt Obligations      5,547       5,547        ---          ---         ---

Operating Lease Obligations       455         198        257          ---         ---
                              -------     -------    -------      -------     -------
           Total                6,002       5,745        257          ---         ---
                              =======     =======    =======      =======     =======

         The Company's contractual obligations consist of long-term debt as set forth in Note 5 (Notes Payable) to the Company's financial statements and certain off-balance sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. See Item 2 - Management's Discussion and Analysis under non-cancelable leases as described in
Note 15 to the Company's financial statements under the heading Commitments and Contingent Liabilities.

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

Impairment of Long-Lived Assets and Goodwill

         Background:

         Goodwill and other intangibles of $82,164,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

         Impairment Assessment:

         Our long-lived assets predominantly include goodwill. Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

         Goodwill is primarily the Company rights to deliver bundled digital services such as Internet, telephone, cable television and security monitoring services to residential and business users. The Company obtained an independent appraisal as of August 31, 2003, to assess the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions included significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company tested the fair value of its goodwill and intangibles as of February 29, 2004, and August 31, 2003, and determined that these assets totaling $81.6 million were not impaired.

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

Deferred Revenues

         Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $452,000 and $230,397 as of February 29, 2004, and August 31, 2003, respectively.


Eagle Wireless International, Inc.

         Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.


BroadbandMagic

         BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.


Eagle Broadband, Inc.

         Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc., revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.


Eagle BDS Services - dba ClearWorks Communications, Inc.

         ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. Eagle's BDS Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 20 - Industry Segments.


Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc.

         ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within Note 20 - Industry Segments.


Eagle Communication Services - dba Atlantic Pacific Communications, Inc.

         Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category APC/HSI within
Note 20 - Industry Segments.

Etoolz, Inc.

         Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

Eagle Messaging Services - dba Link Two Communications, Inc.

         Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 20 - Industry Segments.


Eagle Paging Services - dba Contact Wireless, Inc.

         Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Other within Note 20 - Industry Segments.


Eagle Security Services - dba DSS Security, Inc.

     DSS Security, Inc., provides security monitoring services to residential and commercial customers, purchases and resells and bundles and sells contracts from its own portfolio to independent third party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category EBS/DSS within Note 20 - Industry Segments.


Eagle Technology Services - dba United Computing Group, Inc.

         United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category UCG within Note 20 - Industry Segments.

Receivables

         For the three-month period ended February 29, 2004, Eagle accounts receivable increased to $3,974,000 from $1,704,000 at August 31, 2003. The majority of this increase was due to the increased sales in the Company's security-monitoring subsidiary, DSS Security, Inc., in conjunction with the contract recorded in the second quarter ended February 29, 2004, totaling $2,032,587, as discussed earlier herein.

     The Company's accounts receivable aging as measured by day's sales outstanding (DSO) totaled 96 days at February 29, 2004, as compared to 90 days at November 30, 2003, and 75 days at August 31, 2003, on an adjusted basis after recording the write-off's and reserves in the fourth quarter of fiscal 2003. The primary increase in DSO from 75 days at August 31, 2003, to 96 days at February 29,

2004, was attributable to deferred revenue components of the transactions entered into with Sweetwater Security, LLC, totaling $241,805 and the impact of large dollar volume transactions associated with customers comprising greater than ten percent of the Company's revenues during the period ended February 29, 2004. DSO as measured by a moving average calculation totaled 72 days as of February 29, 2004.

         Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 29, 2004, Eagle's inventory totaled $4,072,000 as compared to $3,199,000 at August 31, 2003. The majority of this increase was due to an increase in raw materials inventory associated with in process set-top box manufacturing.

Recent Accounting Pronouncements

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB's conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS in the first quarter of fiscal 2003.

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

         In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003, and effective for periods ending after December 15, 2003, for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the "unusual in nature and infrequent of occurrence" criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial results of operations and financial position.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have an impact on the Company's operating results or financial position.

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

         The Company's cash and cash equivalents and securities available for sale are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent rollover risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts; however, the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,573,925 in market value as of February 29, 2004.

Credit Risks


         The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. The company had two customers that represented greater than 10% of its revenues during the three- and six-month period ended February 29, 2004. See
Note 19 - Major Customers. With respect to transactions entered into with Sweetwater Capital, LLC, for the six months ended February 29, 2004, the Company had collected $757,937 of the aggregate contract value of $3,115,354 while $2,357,417 remained in accounts receivable, of which $241,805 related to deferred revenue. Subsequent to the period ended February 29, 2004, the Company collected $2,007,335 in accounts receivable associated with this client. With respect to transactions entered into with General Dynamics for the six months ended February 29, 2004, the Company had collected $318,737 of the six-month sales totaling $750,488 while $431,751 remained in accounts receivable at February 29, 2004. Subsequent to the period ended February 29, 2004, the Company collected $133,101 in accounts receivable associated with this client. Given collections to date totaling $3,217,110 against these two accounts, the Company believes that it has mitigated any significant credit risk posed by specific customers which could have had a material adverse affect on its financial condition.


Item 4.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures [as such term is defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act)] as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         There were no changes in Eagle's internal control over financial reporting that occurred during the quarter ended February 29, 2004, that have materially affected, or reasonably likely to materially affect, Eagle's internal control over financial reporting.

         Eagle's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching Eagle's desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

Part 2. - Other Information

Item 1 - Legal Proceedings

         For a description of certain legal matters, refer to Note 15. "Commitments and Contingent Liabilities" under the heading Legal Proceedings in
Part 1, Item 1.,"Consolidated Financial Statements."

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders


         The Annual Meeting of Shareholders of Eagle Broadband, Inc., was held on February 17, 2004, for the following purposes:


                  1. Election of Directors. To elect seven directors to the Board of Directors to serve until our next annual meeting of shareholder's, or until their respective successors are elected and qualified.


                    - The following Directors were elected to serve until our next annual meeting of shareholder's, or until their respective successors are elected and qualified: Dave Weisman, H. Dean Cubley, Christopher W. Futer, A. L. Clifford, Glenn Allan Goerke, C.J. Reinhartsen and Lorne E. Persons, Jr.


                  2. Approval of Amendment of Voting Percentages. To amend our Articles of Incorporation to add a section permitting amendments to the Articles of Incorporation to be accomplished through the vote of a majority of the shares entitled to vote at the meeting, as opposed to 66 2/3% of the shares entitled to vote at the meeting.


                    - Not Passed.


                  3. Approval of Amendment to Special Meeting Rules. To amend our Articles of Incorporation to provide that special meetings of the shareholders may only be called by a majority of the Board of Directors, the Chairman of the Board, the Chief Executive Officer, or the holders of at least 50% of all the shares entitled to vote at the proposed special meeting.


                    - Not Passed.


                  4. Approval of Amendment to increase authorized common shares. To amend our Articles of Incorporation to increase the common shares that we have authority to issue from 200 million to 350 million.


                    - Passed.


                  5. Ratification of Auditors. To ratify the selection of Malone & Bailey, P.C., as auditors for Eagle for the fiscal year ending August 31, 2004.


                    - Passed.


Item 5 - Other Information

         None

Item 6 - Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Brewer & Pritchard to review and Advise)


(a)      Financial Statements and Schedules:

         The financial statements are set forth under Item 1 of this Quarterly Report on Form 10-Q. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

         The following reports were furnished on Form 8-K during the three months ended February 29, 2004:

         A report on Form 8-K, announcing information under Item 5 of the report, was filed on January 21, 2004, with the Securities and Exchange Commission.

         A report on Form 8-K, announcing information under Item 9 of the report, was filed on February 18, 2004, with the Securities and Exchange Commission.


 (c)     Exhibit Listing

         EXHIBIT NO.              IDENTIFICATION OF EXHIBIT

         Exhibit 3.1              Eagle Broadband, Inc. Articles of Incorporation, as Amended and Restated, dated February 13, 2002
                                  (incorporated by reference to Exhibit 3.1 (a) of Form 1-KSB/A Amendment No. 2 for the fiscal year ended August 31, 2003, filed March 30, 2004).
         Exhibit 3.2              Eagle Broadband, Inc. Articles of Incorporation, as Amended, dated February 17, 2004 (incorporated by reference to Exhibit 3.1 (b) of Form 1-KSB/A Amendment No. 2 for the fiscal year ended August
                                  31, 2003, filed March 30, 2004).
         Exhibit 3.3              Amended and Restated Eagle Broadband, Inc. Bylaws (incorporated by reference to Exhibit 3.2 of
                                  Form 10-KSB for the fiscal year ended August 31, 2001, filed November 16, 2001).
         Exhibit 4.1              Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Form S-3/A, file no.
                                  333-111160, filed March 26, 2004).
         Exhibit 4.2              Purchase Agreement by and between Eagle Broadband and Investors dated August 23, 2003, including registration rights and security agreement attached as an exhibit thereto (incorporated by reference to Exhibit 10.1 of Form S-3 file no. 333-109481).
         Exhibit 4.3              Convertible Debt Agreement (incorporated by reference to Exhibit 10.3 of Form S-3, file
                                  no. 333-106074).
         Exhibit 4.4              Addendum to Convertible Debt Agreement (incorporated by reference to Exhibit 10.4 of Form S-3, file no. 333-106074).
         Exhibit 4.5              Form of Subscription Agreement for Convertible Debt, between Eagle Broadband and certain investors (incorporated by reference to Exhibit 10.5 of Form S-3, file no. 333-106074).
         Exhibit 10.1             Asset Purchase Agreement between Eagle Telecom International, Inc., a Delaware corporation and
                                  Eagle Telecom International, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 of Form SB-2 file no. 333-20011).
         Exhibit 10.2             1996 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no.
                                  333-72645).
         Exhibit 10.3             2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no.
                                  333-97901).
         Exhibit 10.4             2002 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file
                                  no. 333-102506).
         Exhibit 10.5             2003 Stock Incentive and Compensation Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-103829).
         Exhibit 10.6             2003 Stock Incentive and Compensation Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-105074).
         Exhibit 10.7             2003 Stock Incentive and Compensation Plan, as Amended (incorporated by reference to Exhibit 10.1 of Form S-8 file no. 333-109339).
         Exhibit 10.8             2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form S-8 file no.
                                  333-110309).
         Exhibit 10.9             Agreement and Plan of Reorganization by and between Eagle Wireless International, Inc.
                                  Clearworks.net, Inc., and Eagle Acquisition Corporation dated September 15, 2000 (incorporated by reference to Exhibit 10.1 of Form S-4 file no. 333-49688)


         Exhibit 10.10            Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Comtel
                                  Communications, Inc. (incorporated by reference to Exhibit 10.4 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000).
         Exhibit 10.11            Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of
                                  Atlantic Pacific Communications, Inc. (incorporated by reference to Exhibit 10.5 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000).
         Exhibit 10.12            Stock Purchase Agreement between Eagle Wireless  International,  Inc. and the shareholders of
                                  Etoolz, Inc.  (incorporated by reference to Exhibit 10.6 of Form 10-KSB for the fiscal year ended
                                  August 31, 2000, filed December 13, 2000).
         Exhibit 10.13            Purchase Agreement between Eagle Broadband,  Inc.'s subsidiary, Contact Wireless, Inc.
         Exhibit 21.1             List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form S-4 file no. 333-49688).
         Exhibit 31.1             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                                  2002.
         Exhibit 31.2             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                                  2002.
         Exhibit 32.1             Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.
         Exhibit 32.2             Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EAGLE BROADBAND, INC.


         Date: April 14, 2004                                 By:      /s/David A. Weisman
                                                                       --------------------------
                                                                       David Weisman
                                                                       Chief Executive Officer
                                                                       (Principal Executive Officer)

                                                                       /s/ Richard R. Royall
                                                                       Richard R. Royall
                                                                       Chief Financial Officer
                                                                       (Principal Financial & Accounting Officer)