Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-05-04
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 2 to
                                   FORM 10-K/A

 _______________________________________________________________________________

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]


Issuer's revenues for its fiscal year ended August 31, 2003, were $11,593,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of April 28, 2004, registrant had 191,517,856 shares of common stock outstanding.


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

         From inception through February 29, 2004, we have incurred an accumulated deficit in the amount of $92,320,000. For the fiscal year ended August 31, 2003, and the six months ended February 29, 2004, we incurred losses from operations in the amount of $28,267,000 and $17,859,000, respectively. We anticipate that we will incur losses from operations for the current fiscal year. We will need to generate significant revenues and control expenses to achieve profitability. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations for the past three fiscal years, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations during the last three fiscal years and we currently rely on external sources of capital to fund operations. For the last three fiscal years, we have suffered losses from operations of approximately $73,011,000. At February 29, 2004, we had approximately $5,189,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $3,370,000 Our net cash used by operations for the six month period ended February 29,, 2004 was approximately $3,165,000.

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

Cornell Capital Partners, LP. vs. Eagle Broadband. In July 2003, Cornell Capital sued Eagle Broadband alleging breach of contract, fraud and negligent misrepresentation. Cornell Capital has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. To date, we have not registered the resale of the shares underlying Cornell Capital's convertible debenture and we are not doing so hereby. As of November 30, 2003, the principal balance of the debenture of approximately $1.2 million was repaid, although the suit remains outstanding.

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

         For the twelve months ended August 31, 2003 and the six months ended February 29, 2004, approximately 24% and 67%, respectively, of our revenue was generated by recurring-revenue contracts with Eagle Broadband Services and our security monitoring contracts with DSS Security. Although to date we have not experienced any significant interruptions or problems in our broadband or security services, any defects or errors in our services or any failure to meet customers' expectations could result in the cancellation of services, the refund of customers' money, or the requirement that we provide additional services to a client at no charge. Any of these events, could reduce the revenues or the margins associated with this revenue segment.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

         Shares of Eagle common stock are listed on the American  Stock
Exchange under the symbol "EAG." On April 28,, 2004, Eagle's common stock closed at $1.15 per share. Eagle is authorized to issue 350,000,000 shares of common stock, 191,517,856 of which were issued and outstanding at April 28, 2004. At April 28, 2004 there were approximately 1,077 holders of record of Eagle common stock.

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

                                                                       Year Ended August 31,
                                                                   ------------------------------

  ($ in thousands)                         2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------

Operating Data:
Net sales                                     $11,593            $29,817         $28,110            $5,240              $2,217
Operating expenses                            $29,076            $43,635         $15,924            $3,985              $1,319
Operating income (loss)                     $(28,267)          $(36,522)        $(8,222)          $(1,227)              $(438)
Other income (expense), net                  $(5,426)             $(265)          $2,348            $1,516                $789
Income tax provision                               $0                 $0              $0               $96                 $91
                                      ----------------  ----------------- ---------------  ----------------  ------------------
Net income (loss)                           $(33,693)          $(36,787)        $(5,874)              $175                $168
                                      ================  ================= ===============  ================  ==================

Earnings per share  (basic)                   $(0.35)            $(0.57)         $(0.12)             $0.01               $0.01

Statement of Cash Flows Data:
Cash provided by operating
    activities                               $(6,085)            $ (797)          $(699)          $(5,299)            $(1,902)
Cash used by investing                       $(1,276)          $(13,668)        $(9,721)          $(2,224)               $(33)
    activities
Cash provided (used) by financing              $6,912          $ (2,406)        $(3,846)           $39,681              $1,025
    activities


                                                                          As of August 31,
                                           2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------

Balance Sheet Data:
Total assets                                 $121,006           $129,983        $170,667           $57,641             $10,320
Long-term debt                                    ---             $1,272          $2,136               $73                 $12
Total stockholders' equity                   $101,976           $117,380        $149,128           $54,061              $8,894


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

         Additionally,  in conjunction with the appointment of Mr. Weisman as
Chief  Executive  Officer,   the  Company  made  certain  decisions  during  the
preparation of its Form 10-K in our first quarter of fiscal 2004 that affected the value of certain assets as of August 31, 2003. These decisions included:

o A revised collection assessment of certain accounts receivable from these and other down-sized Eagle business segments.
o The decision to no longer pursue new commercial structured cabling opportunities on a direct basis versus the outsource model;
         thereby resulting in the impairment of goodwill from its Atlantic Pacific operations.
o The decision to no longer pursue Home Systems structured wiring opportunities on a direct standalone model basis outside its BDS model; thereby resulting in the impairment of its Home Systems inventory.
o        The  decision  to  withdraw  from  certain   unprofitable  BDS
         projects,   namely  its  Austin  area  BDS developments; thereby
         impairing certain assets including property, plant and equipment.
o The decision to settle certain existing legal proceedings versus continuing the time consuming and costly process of defending such proceedings; thereby resulting in the accrual of numerous reserves for such settlements.
o The decisions to consolidate its operating segments into its corporate lease space; thereby resulting in reserves for property lease settlements.
o The decision to negotiate the settlement of certain sales tax liabilities that resulted from a sales tax audit of United Computing Group operations for periods that preceded the acquisition date of this subsidiary.

         Accordingly, Eagle incurred certain asset impairments and operating charges in the fourth quarter associated with these decisions. These asset impairment charges, allowances, write-off's and reserves included the following:

o                 Accounts  receivable   write-off's  and  reserves  aggregating
                  $2,177,000;   of  which  $1,348,000  was attributable  to  the
                  decisions   affecting  the  Company's  Atlantic  Pacific  /
                  Home Systems operations, $15,000 was attributable to the decisions affecting its United Computing Group operations and $814,000 was attributable to the Company's Eagle, EBS and Other segment operations.

o Inventory impairment charges of $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major client's decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's convergent set top box. The Company's inventory that was impaired was an AMD chip K-6 III-E 400ATZ which was an AMD "end of life" product. The Company was required to place its final order by July 1, 2002 for this chip that was deemed "end of life" by AMD for deliveries through the Company's fiscal year 2003. The Company took delivery of approximately 14,000 units between the final order date and January 2, 2004 under non-cancelable, non-returnable and non-rescheduleable terms. During the Company's fiscal fourth quarter of 2003, the Company had discussions with one of its major clients regarding future orders and volume commitments for set-top boxes. Also, during the fourth quarter of fiscal 2004, the Company's third party manufacturer of the set-top boxes and the Company determined that additional components were approaching "end of life". The Company was faced with a decision to either complete a redesign using the remaining chips in inventory and then to complete another redesign to migrate to AMD's new chip along with replacement components that were approaching "end of life". The Company determined that it was more cost effective to complete one redesign on the new chip and other "end of life" components and consequently recorded an impairment charge in the amount of $1,125,000.

o Litigation settlement costs and reserves of $3,650,000 against certain of the legal proceedings previously discussed in Item 3. Legal Proceedings. Additionally, the Company recorded charges aggregating $2,274,000 to settle threatened and existing legal proceeding associated with prior financing transactions, including the Kaufman litigation.
o Lease settlement costs and reserves of $171,000 were attributable to the decision to consolidate various operating segments into its corporate lease space; thereby resulting in reserves for early exit of such leases.

o Impairment, write-down's and restructuring costs aggregating $7,611,000; of which $1,878,000 was attributable to an impairment of goodwill in the Company's Atlantic Pacific operations following the Company's decision to no longer pursue commercial cabling opportunities on a direct basis versus an outsource model. These costs were also comprised of $3,412,000 in impairment of property and equipment following the Company's decision to withdraw from certain unprofitable BDS projects, namely in the Austin area, and $323,000 of impairment of property and equipment from the Company's Atlantic Pacific / Home
                  Systems operations following the decision to no longer pursue structured wiring opportunities on a direct standalone basis outside of its BDS model. With respect to the Company's $3,412,000 impairment charge related to property and equipment, the Company's Atlantic Pacific and Home Systems operating segment downsized unprofitable operations including the Austin Area BDS projects during the second and third quarters of fiscal 2003 in an effort to reduce the operating expenses and associated cash burn.
                  The Company subsequently made a decision to withdraw from certain unprofitable BDS projects and sent correspondence to affected homeowners on September 11, 2003. Additionally, the aggregate total included a $553,000 charge for certain sales tax liabilities that resulted from an audit of the Company's United Computing Group operations for time periods that preceded the acquisition date of this operation. The final determination from this audit was completed on June 10, 2003.


         Eagle does not expect to incur any additional future period costs associated with such restructuring activities other than those recorded in the fourth quarter of fiscal 2003.

         The Company reduced its personnel from a headcount of 228 at August 31, 2002 to 114 at August 31, 2003 and then further to 73 by November 30, 2003. The Company's payroll is processed and paid every two weeks resulting in 26 pay periods per annum. The Company's per pay period payroll costs was reduced from $441,307 at August 31, 2002 to $222,528 at August 31, 2003 and then further to $161,745 at November 30, 2003; resulting in per payroll period cost savings of $218,779 at August 31, 2003 and $279,562 at November 30, 2003 as compared to August 31, 2002. These respective per payroll period cost savings translate into annualized cost savings of approximately $5,688,242 and $7,268,591 at August 31, 2003 and November 30, 2003, respectively. Of the $5,688,242 annualized cost savings from personnel reductions at August 31, 2003, $2,955,705 relates to "Direct Labor and Related Costs" contained in Cost of Goods Sold and $2,732,537 relates to the Company's operating expenses line item "Salaries and Related Costs". Of the $7,268,591 annualized cost savings from personnel reductions at November 30, 2003, $3,638,499 relates to "Direct Labor and Related Costs" contained in Cost of Goods Sold and $3,630,092 relates to the Company's operating expenses line item "Salaries and Related Costs


         For the year ended August 31, 2003, Eagle's business operations reflected further investment and expansion into the broadband products and services sector; paving the way for future growth of the BDS business in conjunction with one of Eagle's objectives of producing profitable recurring revenues while moving away from commodity product and service sales with low gross margins. In addition, during fiscal 2003 and 2002, Eagle conducted extensive cost reduction and containment activities associated with such decisions to move away from selling these commodity products. We believe that the effects of these cost reductions will significantly reduce our fiscal 2004 operating expenses. Eagle's consolidated operations generated revenues of $11,593,000 with a corresponding gross profit of $809,000 for the fiscal year ended August 31, 2003. The significant decline in revenues in fiscal 2003 is primarily attributable to the discontinued direct sales of low-margin commodity computer products in Eagle's subsidiary United Computing Group, Inc. consistent with their previously announced strategy of concentrating UCG's going-forward efforts as a technology service provider versus its historical emphasis on direct product fulfillment. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and a discontinuance of home cabling projects in Arizona, Houston, San Antonio and Austin, Texas markets, partially offset by increased sales of broadband products and services.

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

         Strategy Change:

         Given the obstacles discussed immediately above and Eagle's enhancement to the digital-based fiber-to the-home system, Eagle's board of directors and management began reassessing it long-term strategy in early 2003 and made a strategic decision to focus its fiber-to-the-home activities on being a service and content provider to developers and municipalities who were financing and building out their own fiber infrastructures. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. Eagle does not expect to incur any upfront costs associated with being granted exclusive rights to deliver BDS to homeowners in the developer financed model, although the developer participates in the revenue stream from the BDS proceeds. In testing the fair value of goodwill at August 31, 2003, the Company's BDS revenue projections included a bundled basic charge for digital TV, Internet, security and telephone services of $143 per month against 30,060 homes in existing developments being brought on over the next four years and 35,500 home in new development,  which  are  currently  under  negotiation.  The $143 per month BDS charge represented the net expected average monthly proceed expected for purposes of testing the fair value of its goodwill, after deducting the developers participation. The Company assumed a 36% EBITDA result for the BDS projections used in testing the fair value of goodwill at August 31, 2003, comprised of 68% gross margin less a 32% allocation for selling, general and administrative expenses. The Company's change in strategy did not result in the sale or cancellation of customer contracts, restructuring costs, impairment, sale or abandonment of assets. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects Namely, the Company announced being selected to video content and BDS to Lake Las Vegas, broadband technology, services and content to a Phoenix-based luxury condominium development by North Peak Construction and broadband technology, services and content to the Truckee Donner Public Utility District in Truckee, California. Revenues from these contracts will be reflected in the Company's BDS category in future operating periods, following build-out and implementation.


         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill was $76.3 million.

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



         Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of February 29, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.



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

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2003, Eagle's inventory totaled $3,199,000 as compared to $6,059,000 at August 31, 2002. The majority of this decrease was due to a decrease in raw materials inventory resulting from reserves, write-downs and allowances of $2,627,000 for realigned and impaired commodity related product lines. Inventory impairment charges totaled $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from the Company's determination that it was more cost effective to complete one redesign on a new chip set and other end of life components versus a redesign revolving around being able to use the remaining chips in inventory following a major client's decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's convergent set top box.


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

         An $8,763,000 increase in other support costs, due to an increase in litigation settlement costs of $3,650,000, bad debt expense of $2,177,000 and various charges included in accrued expenses related to costs associated with reserves for early terminations of certain property leases totaling $171,000 and reserves for sales tax liabilities that resulted from a sales tax audit of the Company's United Computing Group operation for time periods that preceded the acquisition date of this operation totaling $553,000.

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

         The Company reduced its personnel from a headcount of 228 at August 31, 2002 to 114 at August 31, 2003 and then further to 73 by November 30, 2003. The Company payroll is processed and paid every two weeks resulting in 26 pay periods per annum. The Company's per pay period payroll costs was reduced from $441,307 at August 31, 2002 to $222,528 at August 31, 2003 and then further to $161,745 at November 30, 2003; resulting in per payroll period cost savings of $218,779 at August 31, 2003 and $279,562 at November 30, 2003 as compared to August 31, 2002. These respective per payroll period cost savings translates into annualized cost savings of approximately $5,688,242 and $7,268,591 at August 31, 2003 and November 30, 2003, respectively.


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

Contractual Obligations

    Contractual obligations                  Payments due by period
                                Total      Less than     1-3      3-5  More than
                                           1 year      years    years   5 years
    Long-Term Debt              5,779       5,779       ---      ---       ---
    Obligations
    Operating Lease               695         521       174      ---       ---
    Obligations
                       Total    6,474       6,300       174      ---       ---

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

                                                EXECUTIVE OFFICERS
Our executive officers are as follows:

                          Name                  Age                Office Held
                          ----                  ---                -----------
              David Weisman                      41      Chief Executive Officer
              H. Dean Cubley                     62      Chief Technical Officer
              Christopher W. Futer               65      Secretary
              Richard Royall                     57      Chief Financial Officer


         MR. DAVID A. WEISMAN. Mr. Weisman, age 41, has served as director and chief executive officer of Eagle Broadband since October 2003. Mr. Weisman was elected chairman of the board on April 27, 2004. Prior to joining Eagle, Mr. Weisman served as Vice President Sales and Marketing for IP Dynamics from 2002 to 2003. Mr. Weisman co-founded and served as Vice President Sales and Marketing for Canyon Networks from 2001-2002. Mr. Weisman served as Vice President Marketing and Customer Service for ACT Networks from 2000 to 2001 until being acquired by Clarent Corporation.. Mr. Weisman also co-founded and served as Vice President of Sales and Marketing for Thomson Enterprise Networks from 1996 to 1998. Following his career at Thomson and prior to joining ACT Networks, Mr. Weisman took time off from his career during 1998-2000.


         DR. H. DEAN CUBLEY. Dr. Cubley, age 62, served as chairman of the board from March 1996 to April 27, 2004, as chief executive officer from March 1996 to October 2003, and as president from March 1996 until September 2001. Mr. Cubley assumed the role of Chief Technical Officer in October 2003 and continues as a director.

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


                                                                          Number of Securities
                                                                       Remaining Available for
                            Number of Securities    Weighted Average    Future Issuance Under
                            To be Issued Upon      Exercise Price of    Equity Compensation
                          Exercise of Outstanding      Outstanding         Plans (Excluding
                           Options, Warrants and        Options,              Securities
                                   Rights          Warrants and Rights  Reflected in Column A)
         Plan Category               (A)                    (B)                   (C)
---------------------------------------------------------------------- -------------------------
---------------------------------------------------------------------- -------------------------
Equity Compensation Plans        406,131                 $1.27                551,370
Approved by Security Holders
Equity Compensation Plans Not
Approved by Security Holders
(1)                             5,991,667                $1.47                   0
                             -----------------------------------------  ------------------------
                                6,397,798                $1.45                551,370
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

                                              Eagle Broadband, Inc.



                                              By:  //s// DAVID A. WEISMAN
                                                   -----------------------------
                                                   David A. Weisman
                                                   Chairman of the Board and
                                                   Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                                        Date


/S/ David A. Weisman                Chairman of the Board and                    May 3 2004
----------------------------------- Chief Executive Officer
David A. Weisman                    (Principal Executive Officer)

/S/ Richard R. Royall               Chief Financial Officer                      May 3, 2004
----------------------------------- (Principal Financial and Accounting Officer)
Richard R. Royall

/S/ H. Dean Cubley                  Director, Chief Technical Officer            May 3, 2004
-----------------------------------
H. Dean Cubley

/S/ Christopher W. Futer            Director                                     May 3, 2004
-----------------------------------
Christopher W. Futer

/S/ A. L. Clifford                 Director                                      May 3, 2004
-----------------------------------
A. L. Clifford

/S/ Glenn A. Goerke                Director                                      May 3, 2004
-----------------------------------
Glenn A. Goerke

/S/ Lorne E. Persons               Director                                      May 3, 2004
-----------------------------------
Lorne E. Persons

/S/ Jim Reinhartsen                Director                                      May 3, 2004
-----------------------------------
Jim Reinhartsen


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

/S/ Malone & Bailey, PLLC
----------------------------
Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

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


/S/ McManus & Co., P.C.
----------------------------
McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                 ASSETS
                                                                         August 31,
                                                                   2003            2002
                                                                                (Restated)
Current Assets
  Cash and Cash Equivalents                                 $        824      $      1,273
  Securities Available for Sale                                    1,714             2,148
  Accounts Receivable, net                                         1,704             5,028
  Inventories                                                      3,199             6,059
  Prepaid Expenses                                                   668               358
                                                            -------------     -------------
     Total Current Assets                                          8,109            14,866

Property and Equipment
  Operating Equipment                                             36,422            34,509
  Less:  Accumulated Depreciation                                 (5,689)           (3,661)
                                                            -------------     -------------
     Total Property and Equipment                                 30,733            30,848

Other Assets:
  Deferred Costs                                                     334               334
  Goodwill                                                        76,273            78,151
  Other Intangible assets                                          5,330             5,387
  Other Assets                                                       227               397
                                                            -------------     -------------
     Total Other Assets                                           82,164            84,269

Total Assets                                                $    121,006      $    129,983
                                                            =============     =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                          $      5,461      $      4,757
  Accrued Expenses                                                 7,790             2,873
  Notes Payable                                                    5,779             3,653
  Capital Lease Obligation                                            --                48
                                                            -------------     -------------
     Total Current Liabilities                                    19,030            11,331

Long-Term Liabilities:
  Capital Lease Obligations
     (net of current maturities)                                      --                70
  Long-Term Debt                                                      --             1,202
                                                            -------------     -------------
     Total Long-Term Liabilities                                      --             1,272

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                                --                --
  Common Stock  -  $.001 par value
    Authorized 200,000,000 shares
    Issued and Outstanding at August 31, 2003
    and 2002, 147,447,000 and 73,051,000, respectively               147                73
  Paid in Capital                                                177,017           158,731
  Accumulated Deficit                                            (75,188)          (41,424)
                                                            -------------     -------------
     Total Shareholders' Equity                                  101,976           117,380
                                                            -------------     -------------

Total Liabilities and Shareholders' Equity                 $     121,006    $      129,983
                                                            =============     =============


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                     For the years ended August 31,
                                             ----------------------------------------------
                                                   2003           2002            2001
                                             --------------  --------------  --------------
Net Sales:
 Structured wiring                                  $3,692          $8,036          $7,643
 Broadband services                                  2,809           2,657             523
 Products                                            3,342          16,108          19,342
 Other                                               1,750           3,016             602
                                             --------------  --------------  --------------
Total Sales                                         11,593          29,817          28,110
                                             --------------  --------------  --------------

Costs of Goods Sold:
 Direct Labor and Related Costs                      2,195           3,160           1,638
 Products and Integration Service                    5,400          15,250          14,931
 Structured Wiring Labor and Materials               1,774           2,121           2,345
 Broadband Services Costs                              903             763             260
 Depreciation and Amortization                         456             377           1,053
 Other Manufacturing Costs                              56           1,033             181
                                             --------------  --------------  --------------
Total Costs of Goods Sold                           10,784          22,704          20,408
                                             --------------  --------------  --------------
Gross Profit                                           809           7,113           7,702
                                             --------------  --------------  --------------

Operating Expenses:
 Selling, General and Administrative:
  Salaries and Related Costs                         6,102           7,795           6,169
  Advertising and Promotion                            247             963             600
  Depreciation and Amortization                      1,968           3,399           3,615
  Other Support Costs                               12,737           3,974           4,264
  Research and Development                             411             404           1,276
  Impairment, write-downs & restructuring
   costs                                             7,611          27,100             ---
                                             --------------  --------------  --------------
Total Operating Expenses                            29,076          43,635          15,924
                                             --------------  --------------  --------------

Loss from Operations                               (28,267)        (36,522)         (8,222)

Other Income/(Expenses)
 Interest income,                                       68             360           2,348
 Interest expense                                   (5,494)           (625)            ---
                                             --------------  --------------  --------------
Total Other Income (Expense)                        (5,426)           (265)          2,348
                                             --------------  --------------  --------------

Net Loss                                           (33,693)        (36,787)         (5,874)
Other Comprehensive Loss:

Unrealized Holding Loss                                (71)           (279)           (359)
                                             --------------  --------------  --------------

Other Comprehensive Loss                          $(33,764)       $(37,066)        $(6,233)
                                             --------------  --------------  --------------
                                             --------------  --------------  --------------

Net Loss per Common Share:
 Basic                                              $(0.35)         $(0.57)         $(0.12)
 Diluted                                            $(0.35)         $(0.57)         $(0.12)
 Comprehensive Loss                                 $(0.35)         $(0.58)         $(0.13)


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                   Additional                   Total
                                    Common Stock       Preferred    Paid in     Retained    Shareholders'
                                  Shares      Value    Stock        Capital     Earnings        Equity
Total Shareholders' Equity
   As of August 31, 2000           25,609        $26     $---        $52,160      $1,875           $54,061

Net Earnings                          ---        ---      ---            ---      (5,874)           (5,874)

New Stock Issued to Shareholders
 For Services and Compensation      1,370          1      ---            973         ---               974
 For Property and Other Assets        127        ---      ---          2,837         ---             2,837
 For Retirement of Debt and
  Liabilities                       3,004          3      ---          5,693         ---             5,696
 For Warrants Conversion              645          1      ---          1,078         ---             1,079
 For Employee Stock Option Plan        96        ---      ---            192         ---               192
 For Acquisition of ClearWorks,
  Inc.                             35,287         35      ---         99,762         ---            99,797
 For Licenses and Investments       1,204          1      ---          2,965         ---             2,966

Syndication Costs                     ---        ---      ---           (876)        ---              (876)

Treasury Stock                     (7,078)        (7)     ---        (11,358)        ---           (11,365)

Unrealized Holding Loss               ---        ---      ---            ---        (359)             (359)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2001           60,264         60      ---        153,426      (4,358)          149,128

Net Loss                              ---        ---      ---            ---     (36,787)          (36,787)

New Stock Issued to Shareholders
 For Services and Compensation      1,648          2      ---            880         ---               882
 For Property and Other Assets      2,867          2      ---            591         ---               593
 For Retirement of Debt and
  Liabilities                       7,846          9      ---          3,577         ---             3,586
 For Warrants Conversion              ---        ---      ---            ---         ---               ---
 For Employee Stock Option Plan       ---        ---      ---            ---         ---               ---
 For Acquisitions                   2,002          2      ---          1,079         ---             1,081
 For Licenses and Investments         ---        ---      ---            100         ---               100

Syndication Costs                     ---        ---      ---            ---         ---               ---

Treasury Stock                     (1,576)        (2)     ---           (922)        ---              (924)

Unrealized Holding Loss               ---        ---      ---            ---        (279)             (279)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2002           73,051         73      ---        158,731     (41,424)          117,380

Net Loss                              ---        ---      ---            ---     (33,693)          (33,693)

New Stock Issued to Shareholders
 For Services and Compensation      7,437          7      ---          1,813         ---             1,820
 For Property and Other Assets     14,938         15      ---          3,032         ---             3,047
 For Retirement of Debt and
  Liabilities                      50,816         51      ---         13,827         ---            13,878
 For Warrants Conversion              ---        ---      ---            ---         ---               ---
 For Employee Stock Option Plan     1,647          2      ---            180         ---               182

Syndication Costs                     ---        ---      ---           (368)        ---              (368)

Treasury Stock                       (442)        (1)     ---           (198)        ---              (199)

Unrealized Holding Loss               ---        ---      ---            ---         (71)              (71)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2003          147,447       $147      ---       $177,017    $(75,188)         $101,976
                                ==========  =========              ==========  ==========  ================


See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003



                                                    For the years ended August 31,
                                            -----------------------------------------------
                                                 2003            2002             2001
                                            --------------  --------------  ---------------
Cash Flows from Operating Activities
Net Loss                                         $(33,693)       $(36,787)         $(5,874)

Adjustments to Reconcile Net Loss to Net
 Cash
Used by Operating Activities:
 Impairment, write-downs & restructuring
  costs                                             7,611          27,100              ---
 Interest for conversion value                         91             ---              ---
 Depreciation and Amortization                      2,424           3,776            4,667
 Stock Issed for Services Rendered                  1,820             882              974
 Stock Issued for Interest Expense                  2,477             100              ---
 Changes in Assets and Liabilities
 (Increase)/Decrease in Accounts
  Receivable                                          724           2,479             (462)
 (Increase)/Decrease in Inventories                 1,717           4,578              515
 (Increase)/Decrease in Prepaid Expenses             (311)            386              516
 Increase/(Decrease) in Accounts Payable              921             232           (1,793)
 Increase/(Decrease) in Accrued Expenses            8,557          (3,180)           1,494
 Increase/(Decrease) in Expense Allowable
  for Doubtful Acccounts                            2,177            (363)             ---
 Increase/(Decrease) in Federal Income
  Taxes Payables                                      ---             ---             (736)
                                            --------------  -------------------------------
 Total Adjustment                                  27,608          35,990            5,175
                                            --------------  --------------  ---------------
Net Cash Used by Operating Activities              (6,085)           (797)            (699)
                                            --------------  --------------  ---------------

Cash Flows from Investing Activities
 (Purchase)/Disposal of Property and
  Equipment                                        (2,121)        (12,886)         (16,394)
 (Purchase)/Disposal of Contact Wireless &
  DSS Security, Net of Cash Acquired                  ---            (869)             ---
 (Increase)/Decrease in Security Deposits             ---             ---             (102)
 (Increase)/Decrease in Investments                   434              87           (3,189)
 (Increase)/Decrease in Notes Receivable              ---             ---            8,655
 (Increase)/Decrease in Deferred
  Advertising Costs                                   ---             ---               21
 (Increase)/Decrease in Deferred
  Syndication Costs                                   ---             ---              270
 (Increase)/Decrease in Other Intangible
  Assets                                              ---             ---            1,009
 (Increase)/Decrease in Other Assets                  411             ---                9
                                            --------------  --------------  ---------------
Net Cash Used by Investing Activities              (1,276)        (13,668)          (9,721)

Cash Flows from Financing Activities
 Increase/(Decrease) in Notes Payable               7,297             387            6,148
 Increase/(Decrease) in Capital Leases                 --               3               63
 Increase/(Decrease) in Line of Credit                ---          (1,846)             230
 Increase/(Decrease) in Deferred Taxes                ---             (32)             ---
 Proceeds from Sale of Common Stock, Net              182             ---            1,078
 Retirement of ESOP Shares                            ---             ---           (2,740)
 Syndication costs                                   (368)            ---              ---
 Treasury Stock                                      (199)           (918)          (8,625)
                                            --------------  --------------  ---------------
Net Cash Provided by Financing Activities           6,912          (2,406)          (3,846)
                                            --------------  --------------  ---------------

Net Increase/(Decrease) in Cash                      (449)        (16,807)         (14,266)
Cash at the Beginning of the Year                   1,273          18,080           32,346
                                            --------------  --------------  ---------------
Cash at the End of the Year                          $824          $1,273          $18,080
                                            --------------  --------------  ---------------
                                            --------------  --------------  ---------------

Supplemental Disclosure of Cash Flow
 Information:
Net Cash Paid During the Year for:
 Interest                                          $3,288            $165             $112
 Income Taxes                                         ---             ---              ---


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

          The Company also has Securities available for sale that include 1,480,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006 and are included in the Balance Sheet category of Securities available for sale as of August 31, 2003 and 2002. See (Note 10).


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


D)        Inventories

          Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                       August 31,
                                                 2003             2002

                  Raw Materials                $ 1,826            $ 4,515
                  Work in Process                1,237              1,262
                  Finished Goods                   136                282
                                                $3,199            $ 6,059

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


          Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of February 29, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.



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

N)        Marketable Securities


          Eagle holds minority equity investments in companies having operations or technology in areas within Eagle's strategic focus. Eagle applies the equity method of accounting for minority investments when Eagle has the ability to exert significant influence over the operating and financial policies of an investment. In the absence of such ability, Eagle accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies (excluding those accounted for under the equity method) with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

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

P)        Reclassification

          The Company has reclassified certain assets costs and expenses for the year ended August 31, 2002, and 2001, to facilitate comparisons.

Q)        Supporting Costs in Selling, General and Administrative Expenses

          Other support cost for the twelve months ended August 31, 2003, 2002, and 2001 are as follows, in thousands: -

                                                      2003          2002             2001
                                                 ------------------------------------------
                  Advertising/Conventions         $     ---              8     $       737
                  Auto Related                           66            174
                  Bad debt                            2,177            ---             ---
                  Contract Labor                        907            100             ---
                  Delivery/Postage                       95            162             178
                  Fees                                  418            ---             ---
                  Insurance                             437            181             263
                  Office & telephone                    675            880             482
                  Other                                 291             21              17
                  Professional                        5,222            424             831
                  Rent                                1,183          1,052             791
                  Travel                                377            459             437
                  Taxes                                 170             53              90
                  Utilities                             719            460             438
                                                  ----------     ----------      ----------
                  Total                           $  12,737          3,974       $   4,264
                                                  ==========     ==========      ===========


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
                                                  ===========      ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003


NOTE 4 -  Property, Plant & Equipment and Intangible Assets:

          Components of property, plant & equipment are as follows, in thousands:

                                                                                   August 31,
                                                                              2003            2002
                                                                            ----------      ----------
                  Automobile                                                $     143       $     392
                  Headend Facility and Fiber Infrastructure                    26,688          20,090
                  Construction in progress                                        ---           7,074
                  Furniture & Fixtures                                            565             634
                  Leasehold Improvements                                          122             216
                  Office Equipment                                                979           1,015
                  Property, Manufacturing & Equipment                           7,925           5,088
                                                                            ----------      ----------
                      Total Property, Plant & Equipment                     $  36,422       $  34,509
                         Less: Accumulated Depreciation                        (5,689)         (3,661)
                                                                            ----------      ----------
                      Net Property, Plant & Equipment                       $  30,733       $  30,848
                                                                            ==========      ==========


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

          Components of intangible assets are as follows, in thousands:


                                                                        August 31,
                                                                   2003            2002
                                                               -----------      ----------
      Goodwill, gross value                                    $   80,551       $  82,429
      Licenses & Permits                                            5,330           5,387
                                                               -----------      ----------
          Total Intangible Assets                              $   85,881       $  87,816
             Less: Accumulated Amortization                        (4,278)         (4,278)
                                                               -----------      ----------
          Net Intangible Assets                                $   81,603       $  83,538
                                                               ===========      ==========


          The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended August 31, 2003 are as follows (in thousands):



                                                      Eagle             Other           Total
                  Balance at August 31, 2002    $        76,589   $        1,562   $     78,151
                  Acquisitions and other (1)            (1,878)                0         (1,878)(1)
                                                ---------------------------------------------------
                  Balance at August 31, 2003    $       74,711    $        1,562   $     76,273
                                                ===================================================


(1) Other primarily includes the $1,878,000 of impairment recorded against the Comtel goodwill as discussed in Note 1 (J) to the Company's Consolidated Financial Statements.


NOTE 5  - Business Combinations:


          On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designed, constructed, owned and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the acquisition, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $74,513 in goodwill and $22,407 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797,000. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

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

NOTE 6 -  Notes Payable:

          The following table lists the Company's note obligations as of August 31, 2003 and 2002, in thousands:

                             Annual
                            Interest                         Amount
                              Rate       Due Date       2003      2002
                          -----------------------------------------------
        Vehicles            Various      Various     $      4  $     27
        5% Convertible
         Debenture
         (Note 9)
        Tail Wind             5.0%       Demand         1,200     2,000
         Convertible
         Debenture            2.0%       Demand         1,595     2,000
        Notes Payable
         - Investor          10.0%       October          900       ---
         Group                            2003
        Notes Payable
         - Q Series
         Bonds               12.0%       Various        1,363       ---
        Other             Various        Various          717       828

                                                     --------  --------
        Total notes
         payable                                     $  5,779  $  4,855
                                                     --------  --------
        Less current
         portion                                        5,779     3,653
                                                     --------  --------
        Total long-term
         debt                                        $    ---  $  1,202
                                                     ========  ========


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

          Securities available for sale include 1,480,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006 and are included in the Balance Sheet category of Securities available for sale as of August 31, 2003.


NOTE 11 - Income Taxes:

          As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

          The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                           August 31,
                                                         2003    2002     2001
                                                          %       %       %
                  U.S. Federal Statutory Tax Rate         34       34     34
                  U.S. Valuation Difference               (34)  (34)      (34)
                  Effective U.S. Tax Rate                  0        0     0
                  Foreign Tax Valuation                    0        0     0
                  Effective Tax Rate                       0        0     0

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

                                                                                 August 31,
                                                                  2003             2002            2001
                                                             ------------       -----------     -----------
                  Computed expected tax benefit              $   (11,456)       $  (12,508)     $  (1,997)
                  Increase in valuation allowance                 11,456            12,508           1997
                                                             ------------       -----------     -----------
                                                             $       ---         $      ---     $      ---
                                                             ============       ===========     ===========


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2003 and 2002, are presented below, in thousands and include the balances of the merged company ClearWorks.net.


                                                                  2003            2002
                                                                ---------       ---------
                  Deferred tax assets:
                  Accounts receivable, principally due
                  to allowance for doubtful accounts      $            0  $             0

                  Net operating loss carry-forwards               35,503           24,047
                  Less valuation allowance                       (35,503)         (24,047)
                                                                ---------       ----------
                  Net deferred tax assets                            ---              ---

                  Deferred tax liabilities:
                  Differences in depreciation                          0                0
                                                                ---------       ----------
                  Net deferred tax liabilities            $            0  $             0
                                                                =========       ==========



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

          The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):


                  Warrants Issued & Outstanding        Warrants Exercisable
Class of                    August 31,                       August 31,
Warrants             2003               2002              2003      2002
---------         -----------------------------        --------------------
    0.26             25,000                  -            25,000         -
    0.28             25,000                  -            25,000         -
    0.35             25,000                  -            25,000         -
    0.38             50,000                  -            50,000         -
    0.39             25,000                  -            25,000         -
    0.41          3,800,000                  -         1,550,000         -
    0.45             25,000                  -            25,000         -
    0.60            400,000                  -                 -         -
    0.61             25,000                  -            25,000         -
    0.69             25,000                  -            25,000         -
    0.75            500,000                  -                 -         -
    1.04             50,000             50,000            50,000    50,000
    1.10             25,000                  -            25,000         -
    1.35             25,000                  -            25,000         -
    1.55                  -             25,000                 -    25,000
    1.75                  -             13,766                 -    13,766
    2.00             25,000             25,000            25,000    25,000
    2.00             41,667             41,667            41,667    41,667
    2.25             41,667             41,667            41,667    41,667
    3.00                  -             50,000                 -    50,000
    3.00             58,333             58,333            58,333    58,333
    3.75                  -             40,000                 -    40,000
    3.75                  -            160,000                 -   160,000
    3.75                  -            232,000                 -   232,000
    3.75                  -            176,000                 -   176,000
    3.95                  -            328,000                 -   328,000
    4.50                  -             25,000                 -    25,000
    7.00                  -            100,000                 -   100,000
    7.49                  -            250,000                 -   250,000
    7.50                  -             25,000                 -    25,000
    7.50            192,000            192,000           192,000   192,000
    7.50            240,000            240,000           240,000   240,000
    7.50            168,000            168,000           168,000   168,000
    7.50            200,000            200,000           200,000   200,000
    9.68                  -             50,000                 -    50,000
   10.00                  -            275,000                 -   275,000
   12.00                  -            250,000                 -   250,000
   14.00                  -            350,000                 -   350,000
   18.00                  -            250,000                 -   250,000
   25.00                  -            150,000                 -   150,000
   ESOP             406,131         *  355,170        *  406,131   355,170
                  -----------------------------        --------------------
                  6,397,798     **   4,121,603         3,247,798 4,121,603
                  =============================        ====================

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
                                                ===================

          Legal Proceedings

          On February 23, 2001, ClearWorks and Eagle became defendants in Kaufman Bros., LLP v. Clearworks.Net, Inc. and Eagle Wireless, Inc., Index No. 600939/01, pending in the Supreme Court of the State of New York, County of New York. In this action, plaintiff alleges that defendants have breached an agreement with ClearWorks to pay plaintiff a fee for financial advice and services allegedly rendered by plaintiff. The complaint seeks compensatory damages of $4,000,000, plus attorneys' fees and costs. The Company settled this lawsuit on November 4, 2003 by issuing cash and stock totaling a fair market value of $1,320,000 as of the settlement date and consequently, $1,320,000 was charged to operations in the Company's fiscal 2003 financial statements..


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


          On July 10, 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. As of August 31, 2003, the principal balance of the debenture was approximately $1.2 million. During the three month period ended November 30, 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract. TheCompany has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

NOTE 18 - Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:


                                                              For the year ended August 31, 2003
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount

         Net Loss                                   $(32,025)

         Basic EPS:
          Income available to
          common stockholders                        (33,693)           95,465            $(0.35)
         Effect of Dilutive Securities
          Warrants                                   --------          --------          ---------

         Diluted EPS:
           Income available to
           common stockholders
            and assumed conversions.                $(33,693)           95,465            $(0.35)
                                                    =========          ========          =========



                                                            For the year ended August 31, 2002
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount

         Net Income                                $ (36,787)

         Basic EPS:
          Income available to
          common stockholders                        (36,787)           64,004             $(0.57)

         Effect of Dilutive Securities
         Warrants                                        ---               154                ---

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                $ (36,787)           64,158             $(0.57)
                                                   =========          ========           =========



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

                                                     2003           2002
                                                   ---------      --------
                                                   ---------      --------
                     Dividend Yield                 0.00%         0.00%
                     Volatility                      0.91         0.91
                     Risk-free Interest Rate        4.00%         7.00%
                     Expected Life                    5             5

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2003, 2002 and 2001:


                                                                   2003       2002          2001
                                                                           In thousands,
                                                                      except per share amounts
Net loss, as reported                                            $(33,693)  $(36,787)      $(5,874)
Add: Stock-based employee compensation included in reported net
 earnings (loss), net of related tax effects                            -          -             -
Less: stock-based employee compensation expense determined
 under fair-value based method for all awards, net of related
 tax effects                                                          (20)       (50)         (181)
                                                                 ---------  ---------  ------------

Pro forma net earnings (loss)                                    $(33,713)  $(36,837)      $(6,055)
                                                                 =========  =========  ============
Net loss per share:
  As reported                                                      $(0.35)    $(0.57)       $(0.12)
  Pro forma                                                        $(0.35)    $(0.57)       $(0.12)
Diluted net loss per share
  As reported                                                      $(0.35)    $(0.57)       $(0.12)
  Pro forma                                                        $(0.35)    $(0.57)       $(0.12)


Option activity was as follows for the years ended August 31, 2003, 2002 and 2001:


                                   2003                   2002                   2001
                                       Weighted-               Weighted-               Weighted-
                                        Average                 Average                 Average
                                       Exercise                Exercise                Exercise
                             Shares      Price      Shares       Price       Shares      Price
Outstanding at beginning of
 year                        355,170       $2.32    355,170         $2.32    242,607       $2.93
Granted                      50,961-        0.45          -             -    237,809        1.83
Assumed through
 acquisitions                      -           -          -             -          -           -
Exercised                          -           -          -             -          -           -
Forfeited/Cancelled                -           -          -             -    125,246        2.62
                            ---------              ---------                ---------

Outstanding at end of year   406,131        1.27    355,170         $2.32    355,170        2.32

Exercisable at year-end      406,131       $1.27    355,170         $2.32    355,170       $2.32


Information about options outstanding was as follows at August 31, 2003:


                                            Options Outstanding              Options Exercisable
                                                   Weighted-
                                                    Average
                                                   Remaining   Weighted-                Weighted-
                                                  Contractual   Average                  Average
                                     Number        Life in      Exercise      Number    Exercise
   Range of Exercise Prices        Outstanding       Years       Price      Exercisable   Price
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
                    ----------------------------------------------------------------------
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
                    ----------------------------------------------------------------------
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
                    ----------------------------------------------------------------------
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




Reconciliation of Segment Loss from        August 31,     August 31,     August 31,
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

Note 23 - Quarterly Financial Data.

                           Nov. 30,    Feb. 28,      May 31,     Aug. 31,
                         ---------------------------------------------------
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

          -- Eagle incurred approximately $96,000 for severance and accrued vacation related to employees terminated in fiscal 2003. Eagle does not expect to incur any additional future period costs associated with such restructuring activities other than those accrued for and recorded in the fourth quarter of fiscal 2003.


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003



                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS



                   Years Ended August 31, 2003, 2002, and 2001



                                                              Additions

                                                 Balance at   Charged to                   Balance at

                                                Beginning of  Expenses/                      End of

                 Description                       Period      Revenues    Deductions        Period

                                                                     (In thousands)
Allowance for doubtful accounts:

      2003                                          $242        $2,177       $(2,007 )       $   412

      2002                                          $480        $  125       $  (363 )       $   242

      2001                                          $ 89        $  391       $   ---         $   480

