Form 10-Q/A
period 2003-11-30
EAGLE BROADBAND INC
filed 2004-05-04
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________



                               Amendment No. 2 to
                                   FORM 10-Q/A


                                   ___________


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



As  of  April  28,,  2004,  there  were  191,517,856   shares  of  common  stock
outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended November 30, 2003

                                Table of Contents

Part 1 - Financial Information
                                                                                                 Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at November 30, 2003, and August 31, 2003            3

                  Consolidated Statements of Operations for the Three
                  Months Ended November 30, 2003 and 2002                                          4

                  Consolidated Statements of Changes In Shareholders, Equity for the
                  Three Months Ended November 30, 2003, and Twelve Months Ended
                  August 31, 2003                                                                  5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  November 30, 2003 and 2002                                                       6

                  Notes to the Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             27

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      35

         Item 4.  Controls and Procedures                                                         35

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                               36

         Item 2.  Recent Sales of Unregistered Securities or Changes
                  in Securities and Use of Proceeds.                                              36

         Item 3.  Defaults Upon Senior Securities                                                 36

         Item 4.  Submission of Matters to a Vote of Security Holders                             36

         Item 5.  Other Information                                                               36

         Item 6.  Exhibits and Reports on Form 8-K                                                36


Signatures                                                                                        37


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            ASSETS

                                                                             November 30,       August 31,
                                                                                2003               2003
                                                                                ----               ----

                                                                            (Unaudited)         (Audited)
Current Assets:
     Cash and Cash Equivalents                                          $        5,673   $           824
     Securities Available for Sale                                               1,877             1,714
     Accounts Receivable, net                                                    2,402             1,704
     Inventories                                                                 3,855             3,199
     Prepaid Expenses                                                              651               668
                                                                        --------------    --------------

         Total Current Assets                                                   14,458             8,109

Property and Equipment:
     Operating Equipment                                                        36,575            36,422
     Less:  Accumulated Depreciation                                           (6,302)           (5,689)
                                                                        --------------    --------------
         Total Property and Equipment                                           30,273            30,733

Other Assets:
     Deferred Costs                                                                334               334
     Goodwill                                                                   76,273            76,273
     Other Intangible Assets                                                     5,330             5,330
     Other Assets                                                                  239               227
                                                                        --------------    --------------

         Total Other Assets                                                     82,176            82,164
                                                                        --------------    --------------

Total Assets                                                             $     126,907    $      121,006
                                                                        ==============    ==============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                    $       5,740    $        5,461
     Accrued Expenses                                                            4,432             7,790
     Notes Payable                                                               7,187             5,779
     Deferred Revenue                                                              441               ---
                                                                        --------------    --------------

         Total Current Liabilities                                              17,800            19,030


                  Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  200,000,000 shares
         Issued and Outstanding at November 30, 2003, and
         August 31, 2003, 185,058,000 and 147,447,000, respectively                185               147
     Paid in Capital                                                           192,262           177,017
     Retained Earnings                                                        (83,340)          (75,188)
                                                                        --------------    --------------

         Total Shareholders/ Equity                                            109,107           101,976
                                                                        --------------    --------------

Total Liabilities and Shareholders' Equity                               $     126,907    $      121,006
                                                                        ==============    ==============

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

                                                      ----------------
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


                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)


                                                                       Additional             Total
                                           Common Stock      Preferred  Paid In  Retained   Shareholders'
                                          Shares    Value      Stock    Capital  Earnings     Equity
                                          ---------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2002                  73,051       $73       ---   $158,731  $(41,424)  $117,380
                                        ========= =========           ========== ========= ==========

Net Loss                                     ---       ---       ---        ---   (33,693)   (33,693)

New Stock Issued to Shareholders
 Services and Compensation                 7,437         7       ---      1,813       ---      1,820
 Property and Other Assets                14,938        15       ---      3,032       ---      3,047
 Retirement of Debt and Liabilities       50,816        51       ---     13,827       ---     13,878
 Employee Stock Option Plan                1,647         2       ---        180       ---        182

Syndication Costs                            ---       ---       ---       (368)      ---       (368)

Treasury Stock                              (442)       (1)      ---       (198)      ---       (199)

Unrealized Holding Loss                      ---       ---       ---        ---       (71)       (71)

Total Shareholders' Equity
   As of August 31, 2003                 147,447       147       ---    177,017   (75,188)   101,976
                                        ========= =========           ========== ========= ==========

Net Loss for the Three Months Ended
 November 30, 2003                           ---       ---       ---        ---    (8,461)    (8,461)

New Stock Issued to Shareholders
  Services and Compensation                3,354         4       ---      2,300       ---      2,304
 Property and Other Assets                                       ---                  ---
 Retirement of Debt and Liabilities       34,257        34       ---      6,033       ---      6,067
 Interest for Beneficial Conversion
  Value                                                          ---      6,912       ---      6,912

Syndication Costs                                                ---                  ---

Treasury Stock                                                   ---                  ---

Unrealized Holding Loss                                          ---                  309        309

                                        -------------------------------------------------------------
Total Shareholders' Equity
   As of November 30, 2003              $185,058      $185       ---   $192,262  $(83,340)  $109,107
                                        ========= =========           ========== ========= ==========


See accompanying notes to consolidated financial statements.


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                           For the Three Months
                                                                             ended November 30,
                                                                              2003        2002
                                                                              ----        ----
                                                                                (Unaudited)

Cash Flows From Operating Activities
Net Loss                                                                    $(8,461)    $(831)
                                                                            ---------   ---------
Adjustments To Reconcile Net Loss to Net Cash
Used By Operating Activities:
   Interest for Beneficial Conversion Value                                   6,912        91
   Depreciation and Amortization                                                614       266
   Stock Issued for Services Rendered                                         2,304        54
    (Increase)/Decrease in Accounts Receivable                                 (390)      632
   (Increase)/Decrease in Inventories                                          (656)     (428)
   (Increase)/Decrease in Prepaid Expenses                                       17       (13)
   Increase/(Decrease) in Accounts Payable                                      279      (345)
   Increase/(Decrease) in Accrued Expenses                                   (1,109)     (146)
                                                                            ---------   ---------
     Total Adjustment                                                         7,971       111
                                                                            ---------   ---------

Net Cash Used by Operating Activities                                          (490)     (720)

Cash Flows From Investing Activities:
   (Purchase)/Disposal of Property and Equipment                                (94)   (1,471)
   (Increase) / Decrease in Investments                                        (163)      878
    (Increase)/Decrease in Deferred Costs                                       ---       (12)
    (Increase)/Decrease in Other Assets                                         (12)      ---
                                                                            ---------   ---------
Net Cash Used by Investing Activities                                          (268)     (605)
                                                                            ---------   ---------

Cash Flows From Financing Activities:
   Increase/(Decrease) in Notes Payable & Long-Term Debt                      5,608     1,579

Net Cash Provided By Financing Activities                                     5,608     1,579
                                                                            ---------   ---------

Net Increase/(Decrease) in Cash                                               5,012       254
                                                                            ---------   ---------

Cash At The Beginning of Period                                                 824     1,273
                                                                            ---------   ---------
Cash At the End Of Period                                                    $5,673    $1,527
                                                                            =========   =========

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
    Interest                                                            $       168  $     72
    Income Taxes                                                                ---       ---



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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003



NOTE 1 -  Basis of Presentation and Significant Accounting Policies:

          EagleBroadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single source billing. Also provided is last mile cable and fiber installation services as well as comprehensive IT products and services.

A)        Consolidation

          At November 30, 2003, the Company/s subsidiaries were: Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc.
          (EWI);  ClearWorks.net,  Inc. (.NET); ClearWorks Communications,  Inc.
          (COMM) - operated as Eagle BDS Services; ClearWorks Home Systems, Inc.
          (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc. (CWI) - operating as Eagle Paging Services; DSS Security, Inc., (DSS) - operated as Eagle Security Services; United Computing Group, Inc. (UCG) - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)        Cash and Cash Equivalents


          The Company has $5,673,000 and $824,000 of cash and cash equivalents invested in interest bearing accounts at November 30, 2003, and August 31, 2003, respectively.


          The Company also has securities available for sale that include 1,095,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,876,850 and are included in the cash and cash equivalents category and are available for sale as of November 30, 2003.


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

D)        Inventories


          Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003



                                          November 30,              August 31,
                                              2003                    2003
                                          -----------              ----------

               Raw Materials              $   2,910                  $  1,826
               Work in Process                  810                     1,237
               Finished Goods                   135                      136
                                          -----------              ----------
                                          $   3,855                  $ 3,199
                                          -----------              ----------

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

          Eagle Broadband, Inc.
          Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and
          agents  are   subject  to  Eagle's   approval   prior  to  sale.  The
          distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc. revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category Eagle within Note 22 -' Industry Segments.

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

                                                      November 30, August 31,
                                                         2003        2003
                                                      -----------  ----------

           Weighted Average Number of Common
             Shares Outstanding Including

           Primary Common Stock Equivalents              159,696      95,465
           Fully Dilutive Common Stock Equivalents       159,696      95,465


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

NOTE 2 - Accounts Receivable:

           Accounts receivable consist of the following, in thousands:

                                                   November 30,   August 31,
                                                      2003           2003
                                                   -----------    -----------
           Accounts Receivable                  $       2,724  $     2,116
           Allowance for Doubtful Accounts              (322)        (412)
                                                   -----------    -----------
           Net Accounts Receivable              $       2,402  $     1,704
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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003



          Components of intangible assets are as follows, in thousands:



                                                          November 30,       August 31,
                                                             2003              2003
                                                          -----------      ------------
             Goodwill, gross value                   $        80,551  $         80,551
             Licenses & Permits                                5,330             5,330
                                                          -----------      ------------
                 Total Intangible Assets                      85,881            85,881
                    Less: Accumulated Amortization           (4,278)           (4,278)
                                                          -----------      ------------
                 Net Intangible Assets               $        81,603  $         81,603
                                                          ===========      ============


          The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended November 30, 2003 are as follows (in thousands):


                                              Eagle          Other          Total
             Balance at August 31, 2003    $       74,711   $       1,562  $      76,273
             Acquisitions and other (1)                 0               0             0
             Balance at August 31, 2003    $       74,711   $       1,562  $      76,273

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

NOTE 5 -  Notes Payable:

          The following table lists the Company's note obligations as of November 30, 2003, and August 31, 2003, in thousands:


                                                      Annual
                                                     Interest                      November 30,  August 31,
                                                       Rate           Due Date          2003         2003
                                                 ------------------------------------------------------------
              Vehicles                                Various         Various        $        4  $          4
              5% Convertible Debenture (Note 9)       5.0%            Demand                 ---        1,200
              Tail Wind Convertible Debenture         2.0%            Demand               1,595        1,595
              Notes Payable - Investor Group          10.0%           October                ---          900
                                                                       2003
              Notes Payable - Q Series Bonds          12.0%           Various              5,275        1,363
              Other                                   Various         Various                313          717

                                                                                     -----------  -----------
              Total notes payable                                                    $    7,187  $     5,779
                                                                                     -----------  -----------
              Less current portion                                                         7,187        5,779
                                                                                     -----------  -----------
              Total long-term debt                                                   $      ---  $       ---
                                                                                     ===========  ===========

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


          Securities available for sale include 1,095,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,876,850 and are included in the Balance Sheet Category of Securities Available for Sale as of November 30, 2003.


NOTE 9 -  Income Taxes:

          As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods, nor did it result in a change to the current year's provision.

          A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                      November 30,   August 31,
                                                           2003        2003
                                                            %          %
               U.S. Federal Statutory Tax Rate              34          34
               U.S. Valuation Difference                  (34)         (34)
               Effective U.S. Tax Rate                       0           0
               Foreign Tax Valuation                         0           0
               Effective Tax Rate                            0           0

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003



          The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):



                     Warrants Issued & Outstanding      Warrants Exercisable

         Class of    November 30,       August 31,     November 30,   August 31,
         Warrants       2003              2003            2003          2003
         ---------  ------------------------------    -------------------------
               0.26       25,000             25,000            25,000     25,000
               0.28       25,000             25,000            25,000     25,000
               0.35       25,000             25,000            25,000     25,000
               0.38       50,000             50,000            50,000     50,000
               0.39       25,000             25,000            25,000     25,000
               0.41    3,800,000          3,800,000         3,800,000  1,550,000
               0.45       25,000             25,000            25,000     25,000
               0.60      400,000            400,000           400,000          -
               0.61       25,000             25,000            25,000     25,000
               0.69       25,000             25,000            25,000     25,000
               0.75      500,000            500,000           500,000          -
               1.04       50,000             50,000            50,000     50,000
               1.10       25,000             25,000            25,000     25,000
               1.35       25,000             25,000            25,000     25,000
               2.00       25,000             25,000            25,000     25,000
               2.00       41,667             41,667            41,667     41,667
               2.25       41,667             41,667            41,667     41,667
               3.00       58,333             58,333            58,333     58,333
               7.50      192,000            192,000           192,000    192,000
               7.50      240,000            240,000           240,000    240,000
               7.50      168,000            168,000           168,000    168,000
               7.50      200,000            200,000           200,000    200,000
               ESOP      402,678  *         406,131  *        402,678    406,131
                    ------------     --------------    -------------- ----------
                       6,394,345  **      6,397,798  **     6,394,345  3,247,798
                    ============     ==============    ============== ==========

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





          On July  10,  2003,  Eagle  became  a  defendant  in  Cornell  Capital
          Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), and In the United States District Court for the
          District of New Jersey. The suit presents claims for breach of contract, fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. During the three month period ended November 30, 2003, the principal balance of the debenture was approximately $1.2 million was repaid, although the suit remains outstanding. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it . Eagle has asserted counterclaims against Cornell for fraud and breach of contract. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

 .


          On December 14, 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A Clearwork.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.



          On September 26, 2003 Intratech served a lawsuit on ClearWorks.net in Intratech Capital Partners, Ltd. vs. ClearWorks.net, Inc.; Case No. CF3 20136 in the High Court of Justice, Queen's Bench Division, Cardiff District Registry. This lawsuit presents claims for breach of contract for failing to pay the plaintiff for financial advice and services allegedly rendered. The complaint seeks damages of $6,796,245.50, plus attorneys' fees and costs. ClearWorks denies the claims and intends to vigorously defend this lawsuit and claims against it The Company has accrued $100,000 in its fiscal 2003 financial statements for litigation expenses but has not accrued any settlement costs against this lawsuit as the outcome cannot be predicted at this time.



          On or about September 2003, Enron sued United Computing Group, Inc. in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims, and intends to vigorously defend this lawsuit and claims against it The Company has accrued $100,000 in its fiscal 2003 financial statements for litigation expenses but has not accrued any settlement costs against this lawsuit as the outcome cannot be predicted at this time.

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

NOTE 16 - Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:




                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003


                                                      For the three months ended November 30, 2003
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    ------------       -------------      -----------
         Net Loss                                     $(8,461)

         Basic EPS:
          Income available to
          common stockholders                         $(8,461)          159,696            $(0.05)

         Effect of Dilutive Securities
           Warrants                                     ---                ---                  ---
                                                    ------------       -------------      -----------

         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.               $(8,461)           159,696            $(0.05)
                                                    ===========        ============       ===========



                                                      For the three months ended November 30, 2002
                                                      --------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    ------------       -------------      -----------
         Net Loss                                     $(831)

         Basic EPS:
          Income available to
          common stockholders                          $(831)           74,493            $(0.01)

         Effect of Dilutive Securities
           Warrants                                                        154                  ---
                                                    ------------       -------------      -----------


         Diluted EPS:
           Income available to
           common stockholders
             and assumed conversions.                $(831)             74,647            $(0.01)
                                                    ===========        ============       ===========

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

          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three month period ended November 30, 2003 and 2002:


                                                                 2003    2002

        Net loss, as reported                                 $(8,461)  $(831)
        Add: Stock-based employee compensation included in
         reported net earnings (loss), net of related tax
         effects                                                    -       -
        Less: stock-based employee compensation expense
         determined under fair-value based method for all
         awards, net of related tax effects                        (0)     (0)
                                                              -------- -------

        Pro forma net earnings (loss)                         $(8,461)  $(831)
                                                              ======== ========

        Net loss per share:
            As reported                                        $(0.05) $(0.01)
            Pro forma                                          $(0.05) $(0.01)
        Diluted net loss per share
            As reported                                        $(0.05) $(0.01)
            Pro forma                                          $(0.05) $(0.01)

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                November 30, 2003


          Option activity was as follows for the three months ended November 30, 2003:


                                                          2003
                                                            Weighted-Average
                                                 Shares      Exercise Price
        Outstanding at beginning of year          406,131               $1.27
        Granted                                         -
        Assumed through acquisitions                    -                   -
        Exercised                                (3,453)-                0.60
        Forfeited/Cancelled                             -                   -
                                               -----------

        Outstanding at end of year                402,678                1.27
                                               ===========

        Exercisable at year-end                   402,678               $1.27
                                               ===========


          Information about options outstanding was as follows at November 30, 2003:


                          Options Outstanding                      Options Exercisable
                ----------------------------------------        -------------------------
                               Weighted-
                                Average
                              Remaining       Weighted-                        Weighted-
  Range of                    Contractual     Average                           Average
  Exercise        Number          Life        Exercise             Number       Exercise
   Prices       Outstanding   (in Years)        Price            Exercisable     Price
------------    ----------- ----------------------------        -------------  ----------
   $0-$1.00        261,412             5.0        $0.55              264,865       $0.55
$1.01-$2.00        115,766             5.0        $1.73              115,766       $1.73
$2.01-$7.50         25,500             5.5        $6.55               25,500       $6.55

                   402,628             5.2        $2.32              406,131       $2.32
                   =======                                           =======

NOTE 18 - Retirement Plans:
        s
During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended November 30, 2003 and 2002, employee contributions were approximately $27,298 and $71,351, respectively. The Company matched approximately $0 and $25,858, respectively for those same periods.

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


                      For the three months ending November 30, 2003

 (in thousands)        APC/HSI EBS/DSS UCG   Eagle    Other    Elim.   Consol.
                       ------- ------- ---- -------- ------- --------- --------
 Revenue                  392   1,564  274       87      81       ---    2,397
 Segment Loss            (220)    331  (68)  (1,758)    (23)      ---   (1,737)
 Total Assets           1,126  30,156  123  175,253  57,704  (137,455) 126,907
 Capital
  Expenditures            ---     128  ---       25     ---                153
 Depreciation              39     383   15      126      51       ---      614


                     For the three months ending November 30, 2002

 (in thousands)       APC/HSI EBS/DSS  UCG    Eagle    Other    Elim.   Consol.
                      ------- ------- ------ -------- ------- --------- --------
 Revenue               1,652     674  1,395      768     129       ---    4,618
 Segment Loss            320    (102)  (344)    (443)   (103)      ---     (672)
 Total Assets          5,137  30,381    431  157,155  58,006  (120,468) 130,642
 Capital
  Expenditures             8   1,419      2       42     ---       ---    1,471
 Dep. and Amort.          56     156     31        3      20       ---      266


 Reconciliation of Segment Loss from Operations    November 30,    November 30,
  to Net Loss:                                         2003         2002
 Total segment loss from operations                $   (1,737)  $    (672)
 Total Other Income (Expense)                          (6,724)       (159)

 Net Loss                                          $   (8,461)  $    (831))

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


Eagle Broadband, Inc.
SEC 10-Q - MD& A Tables
Period ended November 30, 2003


 Condensed Financial Information
 -------------------------------


                                             Three Months Ended
                                                November 30,
                              -----------------------------------------------------------------
 ($ in thousands)                   2003           2002                  $Change      % Change
                              ----------- ------------------------ -------------- -------------
 Total Sales                       2,397           4,618                  (2,221)          -48%
 Cost of Goods Sold                1,295           2,626                  (1,331)          -51%
                              ----------- ------------------------ -------------- -------------
 Gross Profit                      1,102           1,992                    (890)          -45%
                              ----------- ------------------------ -------------- -------------
    % of Total Sales                  46%           43%                        3%            7%
 Operating Expenses                2,839           2,664                     175             7%
                              ----------- ------------------------ -------------- -------------
 Loss from Operations             (1,737)          (672)                  (1,065)          158%
                              ----------- ------------------------ -------------- -------------
 Other Income (Expense)           (6,724)          (159)                  (6,565)         4129%
                              ----------- ------------------------ -------------- -------------
 Net Loss                         (8,461)          (831)                  (7,630)          918%
                              =========== ======================== ============== =============



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


 Sales Information
 -----------------
                                        Three Months Ended
                                           November 30,
                      ----------------------------------------------------------------

 ($ in thousands)               2003        % of Total            2,002    % of Total    $Change       % Change
                      --------------- ---------------------- ----------- -------------- --------- --------------

 Structured Wiring               392           16%                1,560             34%   (1,168)           -75%
 Broadband Services            1,564           65%                  674             15%      890            132%
 Products                        361           15%                2,044             44%   (1,683)           -82%
 Other                            80            3%                  340              7%     (260)           -76%
                      --------------- ---------------------- ----------- -------------- --------- --------------
 Total Sales                   2,397           100%               4,618            100%   (2,221)           -48%
                      --------------- ---------------------- ----------- -------------- --------- --------------


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


 Costs of Goods Sold:
 --------------------
                                        Three Months Ended
                                           November 30,
                      --------------- ---------------------- ----------- --------------

 ($ in thousands)               2003          2002              $Change       % Change
                      --------------- ---------------------- ----------- --------------

 Direct Labor and
  Related Costs                  462           346                  116             34%
 Products and
  Integration Service            137          1,537              -1,400            -91%
 Structured wiring
  labor and materials            205           229                  -24            -10%
 Broadband Services
  costs                          190           276                  -86            -31%
 Depreciation and
  amortization                   285           114                  171            150%
 Other manufacturing
  costs                           16           124                 -108            -87%
                      --------------- ---------------------- ----------- --------------
 Total Operating
  Expenses                     1,295          2,626              -1,331            -51%
                      --------------- ---------------------- ----------- --------------



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



 Operating Expenses:
 --------------------
                                        Three Months Ended
                                           November 30,
                      -----------------------------------------------------------------

 ($ in thousands)               2003          2002              $Change       % Change
                      --------------- ---------------------- ----------- --------------
 Salaries and Related
  Costs                          959          1,508                -549            -36%
 Advertising and
  Promotion                       18           37                   -19            -51%
 Depreciation and
  Amortization                   319           153                  166            108%
 Other Support Costs           1,424           934                  490             52%
 Research and
  Development                    119           32                    87            272%
                      --------------- ---------------------- ----------- --------------
 Total Operating
  Expenses                     2,839          2,664                 175              7%
                      --------------- ---------------------- ----------- --------------



The following table breaks out other support costs information for the three months ended November 30, 2003 and 2002.




 Other Support Costs:
 --------------------
                                        Three Months Ended
                                           November 30,
                      -----------------------------------------------------------------

 ($ in thousands)               2003          2002              $Change       % Change
                      --------------- ---------------------- ----------- --------------
 Advertising and                                                                    NA
  conventions                      0            0                     0
 Auto related                      9           11                    -2            -18%
 Bad debt                        104            0                   104             NA
 Contract labor                    0           24                   -24           -100%
 Delivery and postage             16           61                   -45            -74%
 Fees                             62           108                  -46            -43%
 Insurance                       111            5                   106           2120%
 Office and telephone             79           63                    16             25%
 Other                            12           29                   -17            -59%
 Professional                    733           84                   649            773%
 Rent                            137           228                  -91            -40%
 Travel                           56           75                   -19            -25%
 Taxes                             3           17                   -14            -82%
 Utilities                       102           229                 -127            -55%
                      --------------- ---------------------- ----------- --------------
 Total Other Support
  Costs                        1,424           934                  490             52%
                      --------------- ---------------------- ----------- --------------


        Operating Expenses. For the three-month period ended November 30, 2003, operating expenses increased by 7% to $2,839,000 as compared to $2,664,000 for the three-month period ended November 30, 2002. Additionally, the mix of expenses changed significantly during the reporting period. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

          -- A $549,000 decrease in salaries and related costs, as a result of overall staffing reductions across all business units; the majority of which occurred in Atlantic Pacific / Home Systems and United Computing Group operations.

          -- A $19,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

          --   A  $166,000  increase  in  depreciation  and  amortization,   due
               principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

          --A $490,000 increase in other support costs; the components of which are set forth on the table included immediately above. Included in this increase was a $313,000 in legal expenses associated with the settlement of various lawsuits.

          - An $87,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

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

         The Company's contractual obligations consist of long-term debt as set forth in Note 5, (Notes Payable), to the Company's financial statements and certain off-balance sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. - See Item 2 - Management's Discussion and Analysis under non-cancelable leases as described in
Note 15 to the CompanyVs financial statements under the heading (Commitments and Contingent Liabilities).

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

         Strategy Change:



         Given the obstacles discussed immediately above and Eagle's enhancement to the digital-based fiber-to the-home system, Eagle's board of directors and management began reassessing it long-term strategy in early 2003 and made a strategic decision to focus its fiber-to-the-home activities on being a service and content provider to developers and municipalities who were financing and building out their own fiber infrastructures. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. Eagle does not expect to incur any upfront costs associated with being granted exclusive rights to deliver BDS to homeowners in the developer financed model, although the developer participates in the revenue stream from the BDS proceeds. In testing the fair value of goodwill at August 31, 2003, the Company's BDS revenue projections included a bundled basic charge for digital TV, Internet, security and telephone services of $143 per month against 30,060 homes in existing developments being brought on over the next four years and 35,500 homes in new development,  which  are  currently  under  negotiation.  The $143 per month BDS charge represented the net expected average monthly proceeds expected for purposes of testing the fair value of its goodwill, after deducting the developers participation. The Company assumed a 36% EBITDA result for the BDS projections used in testing the fair value of goodwill at August 31, 2003, comprised of 68% gross margin less a 32% allocation for selling, general and administrative expenses. The Company's change in strategy did not result in the sale or cancellation of customer contracts, restructuring costs, impairment, sale or abandonment of assets. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects Namely, the Company announced being selected to video content and BDS to Lake Las Vegas, broadband technology, services and content to a Phoenix-based luxury condominium development by North Peak Construction and broadband technology, services and content to the Truckee Donner Public Utility District in Truckee, California. Revenues from these contracts will be reflected in the Company's BDS category in future operating periods, following build-out and implementation.

         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At November 30, 2003, our goodwill was $76.3 million.



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

Item 2 - Recent Sales of Unregistered Securities or Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None


Item 6-Exhibits, Financial Statement Schedules and Reports on Form 8-K


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


                                        EAGLE BROADBAND, INC.


Date:  May 3, 2004


                                              By:  /s/David A. Weisman
                                                    David A Weisman
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

                                                   /s/Richard R. Royall
                                                    Chief Financial Officer
                                                    (Principal Financial &
                                                    Accounting Officer)