Form 10-Q/A
period 2004-02-29
EAGLE BROADBAND INC
filed 2004-05-04
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------



                               Amendment No. 1 to
                                    FORM 10-Q


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

                                  -------------

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]] No [   ]


As of April 28, 2004, there were 191,517,856 shares of common stock outstanding.

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



                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)



                                      For the Three Months ended February 29    For the Six Months ended February 29
                                       (or February 28, as appropriate)        (or February 28, as appropriate)


                                                2004          2003                       2004           2003
                                        -------------  ------------               ------------  -------------
Net  Sales:
 Structured Wiring                             $ 125       $ 1,040                      $ 517        $ 2,600
 Broadband Services                            2,533           888                      4,096          1,562
 Products                                      1,086           151                      1,447          2,195
 Other                                           ---           984                         81          1,324
                                        -------------  ------------               ------------  -------------
Total Sales                                    3,744         3,063                      6,141          7,681
                                        -------------  ------------               ------------  -------------
Costs of Goods Sold:
    Direct Labor and Related Costs
    Products and Integration Service             391           402                        852            748
    Structured Wiring Labor and                  301           114                        438          1,651
     Materials                                    56           429                        261            658
    Broadband Services Costs                   2,057           254                      2,246            530
    Depreciation and Amortization                285           114                        571            228
    Other Manufacturing Costs                      9            31                         26            155
                                        -------------  ------------               ------------  -------------
Total Costs of Goods Sold                      3,099         1,344                      4,394          3,970
                                        -------------  ------------               ------------  -------------
Gross Profit                                     645         1,719                      1,747          3,711
                                        -------------  ------------               ------------  -------------
Operating Expenses:
    Selling, General and Administrative:
        Salaries and Related Costs             5,844         1,355                      6,802          2,863
        Advertising and Promotion                  2            19                         21             56
        Depreciation and Amortization            293           237                        612            390
        Other Support Costs                    2,666           977                      4,091          1,911
        Research and Development                 147            27                        266             59
                                        -------------  ------------               ------------  -------------
Total Operating Expenses                       8,952         2,615                     11,792          5,279
                                        -------------  ------------               ------------  -------------

Loss from Operations                          (8,307)         (896)                   (10,045)        (1,568)

Other Income / (Expenses):
    Interest Income - Net                          6            13                         11             17
    Interest (Expense)                          (569)          (96)                    (7,649)         (259)
    Loss on Sale of Assets                      (642)          ---                       (642)          ---
    Gain on Sale of Marketable
     Securities                                  114           ---                        466           ---
                                        -------------  ------------               ------------  -------------
       Total Other Income (Expense)           (1,091)          (83)                    (7,814)         (242)

Net Loss                                      (9,398)         (979)                   (17,859)       (1,810)
                                        -------------  ------------               ------------  -------------

Other Comprehensive Loss
Unrealized Holding Gain/(Loss)                  (255)         (954)                        54          (941)
                                        -------------  ------------               ------------  -------------
Other Comprehensive Loss                     $(9,653)      $(1,933)                  $(17,805)      $(2,751)
                                        =============  ============               ============  =============
Net  Loss per Common Share:
Basic                                        $ (0.05)      $ (0.01)                   $ (0.10)       $ (0.10)
Diluted                                      $ (0.05)      $ (0.01)                   $ (0.10)       $ (0.10)
Comprehensive Loss                            $(0.05)       $(0.01)                    $(0.10)        $(0.10)

See accompanying notes to consolidated financial statements.



                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (Unaudited)


                                                                       Additional            Accumulated       Total
                                                              Preferred Paid in   Retained   Comprehensive  Shareholders'
                                                Shares  Value  Stock    Capital   Earnings     Income         Equity
                                               -------- ------------------------ ---------------------------------------
Total Shareholders' Equity As of August 31,
 2002                                           73,051   $73     ---   $158,731  $(40,768)         $(656)      $117,380
                                               ======== =====  ====== ========== ========= ============== ==============

Net Loss                                           ---   ---     ---        ---   (33,693)                      (33,693)

New Stock Issued to Shareholders
 Services and Compensation                       7,437     7     ---      1,813       ---                         1,820
 Property and Other Assets                      14,938    15     ---      3,032       ---                         3,047
 Retirement of Debt and Liabilities             50,816    51     ---     13,827       ---                        13,878
 Employee Stock Option Plan                      1,647     2     ---        180       ---                           182

Syndication Costs                                  ---   ---     ---       (368)      ---                          (368)

Treasury Stock                                    (442)   (1)    ---       (198)      ---                          (199)

Unrealized Holding Loss                            ---   ---     ---        ---       ---            (71)           (71)

Total Shareholders' Equity
   As of August 31, 2003                       147,447   147     ---    177,017   (74,461)          (727)       101,976
                                               ======== =====  ====== ========== ========= ============== ==============

Net Loss for the Six Months Ended February 29,
 2004                                              ---   ---     ---        ---   (17,859)                      (17,859)

New Stock Issued to Shareholders
 Services and Compensation                       4,729     5     ---      3,924       ---                         3,929
 Property and Other Assets                                       ---                  ---
 Retirement of Debt and Liabilities             35,921    36     ---      7,998       ---                         8,034
 Interest for Beneficial Conversion Value                        ---      6,912       ---                         6,912
  Retirements / Issuance of Warrants                                      4,493                                   4,493
Syndication Costs                                                ---                  ---

Treasury Stock                                                   ---                  ---

Unrealized Holding Gain                                          ---                                  54             54

Total Shareholders' Equity
   As of February 29, 2004                     188,097  $188     ---   $200,344  $(92,320)         $(673)      $107,539
                                               ======== =====  ====== ========== ========= ============== ==============

See accompanying notes to consolidated financial statements.


               Eagle Wireless International. Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2001




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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004


D) Inventories

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                                                      February 29,                August 31,
                                                          2004                      2003
                                                      ------------                ---------

                           Raw Materials              $   2,878                  $  1,826
                           Work in Process                1,018                     1,237
                           Finished Goods                   176                       136
                                                       --------                    ------
                                                      $   4,072                  $  3,199
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
                                                                           ===========      ============

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004

NOTE 3 - Property, Plant and Equipment and Intangible Assets:

         Components of property, plant and equipment are as follows, in thousands:

                                                                           February 29,     August 31,
                                                                              2004            2003
                                                                           -----------      ------------
                  Automobile                                          $           143  $            143
                  Headend Facility & Fiber Infrastructure                      26,653            26,688
                  Furniture, Fixtures & Equipment                               1,285             1,544
                  Leasehold Improvements                                          122               122
                  Property, Manufacturing & Equipment                           7,697             7,925
                                                                           -----------      ------------
                      Total Property, Plant & Equipment                        35,900            36,422
                         Less: Accumulated Depreciation                       (6,688)           (5,689)
                                                                           -----------      ------------
                      Net Property, Plant & Equipment                 $        29,212  $         30,733
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

                                                                           February 29,     August 31,
                                                                              2004            2003
                                                                           -----------      ------------
                  Goodwill, Gross                                     $        80,551  $         80,551
                  Licenses & Permits                                            5,330             5,330
                                                                           -----------      ------------
                      Total Intangible Assets                                  85,881            85,881
                         Less: Accumulated Amortization                        (4,278)           (4,278)
                                                                           -----------      ------------
                      Net Intangible Assets                           $        81,603  $         81,603
                                                                           ===========      ============

         The changes in the carrying amount of goodwill, net of accumulated amortization for the six months ended February 29, 2004, are as follows (in thousands):



                                                    Eagle            Other             Total
                                                 -------------    -------------     -------------

                  Balance on August 31, 2003       $74,711           $1,562           $76,273
                  Acquisitions and Other             ---              ---               ---
                                                 -------------    -------------     -------------

                  Balance at February 29, 2004     $74,711           $1,562           $76,273
                                                 =============    =============     =============


NOTE 4 - Related Party Transaction - Sale of Assets:

         During the fiscal second quarter ended February 29, 2004, the Company completed a transaction with an effective date of October 1, 2003, with eRF, Inc., to sell certain assets of its subsidiary, Contact Wireless, Inc. eRF, Inc., is a private company engaged in providing products and services to the wireless industry. eRF, Inc., has a board member that is also a member of the Company's board of directors, namely, H. Dean Cubley. The assets sold related to the Contact Wireless paging network business and included a switch center lease and tower lease, network equipment, network contracts, paging licenses, accounts receivable, inventory and furniture and fixtures. The Company had downsized this subsidiary during the course of fiscal 2003 and during the three months ended February 29, 2004, elected to exit this business segment. The Company recorded approximately $329,000 in revenues with a corresponding segment loss of approximately $387,000 from this business

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004

         segment in fiscal 2003 and recorded approximately $80,000 in revenues with a corresponding loss of $25,000 in the first quarter of fiscal 2004. The Company had no competing offers with respect to the sale of assets and or sale of the business and the Company's board of directors determined that the offer from eRF, Inc., represented fair value. The Company terminated its remaining employees associated with this subsidiary and eRF, Inc., entered into new employment arrangements with certain of these employees. Additionally, eRF, Inc., assumed certain liabilities and subleased certain property from the Company in Houston and San Antonio. In conjunction with this transaction, the Company recorded a loss of $642,000 on the sale of assets and certain other costs incurred in the exit from this line of business.

NOTE 5 - Notes Payable:

         The following table lists the Company's note obligations as of February 29, 2004, and August 31, 2003, in thousands:

                                                         Annual          Due Date     February 29,  August 31,
                                                        Interest
                                                          Rate                            2004         2003
                                                    ---------------- --------------- ------------- ------------
                 Vehicles                               Various        Various       $          ---$           4
                 5% Convertible Debenture (Note 9)       5 .0%          Demand                  ---        1,200
                 Tail Wind Convertible Debenture         2.0%           Demand                  ---        1,595
                 Notes Payable - Investor Group          10.0%       October 2003               ---          900
                 Notes Payable - Q Series Bonds          12.0%         Various                5,275        1,363
                 Other                                  Various        Various                  272          717

                                                                                         ----------    ---------
                 Total notes Payable                                                 $        5,547  $     5,779
                                                                                         ----------    ---------
                 Less Current Portion                                                         5,547        5,779
                                                                                         ----------    ---------
                 Total Long-Term Debt                                                $          ---$         ---
                                                                                         ==========    =========

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

NOTE 9 - Income Taxes:

         The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                          February 29,                 August 31,
                                                              2004                        2003
                                                              (%)                          (%)
                                                        -----------------            ----------------
                 U.S. Federal Statutory Tax Rate               34                          34
                 U.S. Valuation Difference                    (34)                        (34)
                                                        -----------------            ----------------
                 Effective U.S. Tax Rate                       0                            0
                 Foreign Tax Valuation                         0                            0
                                                        -----------------            ----------------
                 Effective Tax Rate                            0                            0
                                                        =================            ================

         Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following: (in thousands).

                                                           February 29,                August 31,
                                                               2004                       2003
                                                           --------------            ---------------
                 Computed Expected Tax Benefit             $    (6,072)              $   (11,456)
                 Increase in Valuation Allowance                 6,072                    11,456
                                                           --------------            ---------------
                                                           $         0                 $       0
                                                           ==============            ===============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 2004, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                                                           February 29,                August 31,
                                                               2004                       2003
                                                           --------------            ---------------
                 Deferred tax assets:
                 Accounts Receivable, Principally Due to
                 Allowance for Doubtful Accounts            $     ---               $        ---

                 Net Operating Loss Carry-Forwards              41,575                     35,503
                 Less Valuation Allowance                      (41,575)                   (35,503)
                                                           --------------            ---------------
                 Net Deferred Tax Assets                         ---                         ---

                 Deferred Tax Liabilities:
                 Differences in Depreciation                     ---                         ---
                                                           --------------            ---------------
                 Net Deferred Tax Liabilities               $    ---                 $       ---
                                                           ==============            ===============

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

         The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                         Warrants Issued & Outstanding                          Warrants Exercisable
               ---------------------------------------------  --------------------------------------------
Class of
Warrants           February 29, 2004        August 31, 2003       February 29, 2004       August 31, 2003
----------------------------------------------------------------------------------------------------------
    0.26                      25,000                 25,000                  25,000                25,000
    0.28                      25,000                 25,000                  25,000                25,000
    0.35                      25,000                 25,000                  25,000                25,000
    0.38                      50,000                 50,000                  50,000                50,000
    0.39                      25,000                 25,000                  25,000                25,000
    0.41                   3,650,000              3,800,000               3,650,000             1,550,000
    0.45                      25,000                 25,000                  25,000                25,000
    0.60                     400,000                400,000                 400,000                     -
    0.61                      25,000                 25,000                  25,000                25,000
    0.69                      25,000                 25,000                  25,000                25,000
    0.75                     500,000                500,000                 500,000                     -
    1.04                      50,000                 50,000                  50,000                50,000
    1.10                           -                 25,000                       -                25,000
    1.35                      25,000                 25,000                  25,000                25,000
    2.00                      41,667                 41,667                  41,667                41,667
    2.25                      41,667                 41,667                  41,667                41,667
    3.00                      58,333                 58,333                  58,333                58,333
    7.50                     192,000                192,000                 192,000               192,000
    7.50                     240,000                240,000                 240,000               240,000
    7.50                     168,000                168,000                 168,000               168,000
    7.50                     200,000                200,000                 200,000               200,000
    ESOP                     351,233 *              406,131 *               351,233 *             406,131
               ----------------------   --------------------  ----------------------  --------------------
                           6,142,900 **           6,372,798 **            6,142,900 **          3,222,798
               ======================   ====================  ======================  ====================


* Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the period ended February 29, 2004, and August 31, 2003.

** Denotes 12,650,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring five years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $10.00 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of February 29, 2004, none of these warrants have been either earned or exercised.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004


NOTE 16 - Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share, in thousands (except Per-Share Amount):

                                                       For the six months ended February 29, 2004
                                                       ------------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    ----------       ------------         --------
         Net Loss                                    $(17,859)

         Basic EPS:
          Income Available to
          Common Stockholders                       $(17,859)          174,614            $(0.10)

         Effect of Dilutive Securities
           Warrants                                     ---                ---               ---
                                                     --------         ----------       ---------

         Diluted EPS:
           Income Available to
           Common Stockholders
             and Assumed Conversions.               $(17,859)          174,614            $(0.10)
                                                     =========  ==============             ======

                                                          For the six months ended February 28, 2003
                                                           -----------------------------------------
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
                                                    -----------      -------------       ----------
         Net Loss                                     $(5,880)

         Basic EPS:
          Income Available to
          Common Stockholders                        $(5,880)           60,707            $(0.10)

         Effect of Dilutive Securities
           Warrants                                                        154                ---
                                                     --------         ----------          -------


         Diluted EPS:
           Income Available to
           Common Stockholders
             and Assumed Conversions.               $(5,880)            60,707            $(0.10)
                                                     ========    =============             ======

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004

         The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three-month period ended February 29, 2004, and February 28, 2003:


                                                                                      2004           2003
                                                                                  -------------  -------------

         Net loss, as reported                                                    $   (17,859)   $    (1,810)
         Add: Stock-Based Employee Compensation Included in Reported Net
         Earnings (Loss), Net of Related Tax Effects                                        -              -
         Less: Stock-Based Employee Compensation Expense Determined under                 (-)            (-)
         Fair-Value                                                                 ----------     ----------

         Based Method for All Awards, Net of Related Tax Effects                           -              -

         PRO FORMA NET EARNINGS (LOSS)                                            $   (17,859)   $    (1,810)
                                                                                   -----------    -----------


         Net Loss Per Share:
           As Reported                                                             $    (0.10)   $    (0.10)
           Pro Forma                                                               $    (0.10)   $    (0.10)
         Diluted Net Loss Per Share
           As Reported                                                             $    (0.10)   $    (0.10)
           Pro Forma                                                               $    (0.10)   $  (0.10)


         Option activity was as follows for the six months ended February 29, 2004:

                                                                            Weighted-Average
                                                            Shares          Exercise Price
                                                         -------------     -------------------

                      Outstanding at beginning of year        406,131       $         1.27
                      Granted                                      -
                      Assumed through acquisitions                 -                     -
                      Exercised                              (54,898)                 0.66
                      Forfeited/Cancelled                          -                     -

                      Outstanding at end of year             351,233                  1.36

                      Exercisable at year-end                351,233       $          1.36


         Information about options outstanding was as follows at February 29, 2004:


                                             Options Outstanding                             Options Exercisable
                           ---------------------------------------------------------   ---------------------------------
Range of Exercise Prices        Number              Weighted-           Weighted-          Number           Weighted-
                                                     Average             Average                             Average
                                                    Remaining          ------------                        ------------
                                                   Contractual          Exercise                            Exercise
                              Outstanding         Life in Years       -   Price          Exercisable      -   Price
                                                                                         -----------
                           ------------------    ----------------
$0-$1.00                        213,141                5.0                $0.55             213,141           $0.55
$1.01-$2.00                     112,532                5.0                $1.73             112,532           $1.73
$2.01-$7.50                      25,500                5.5                $6.55              25,500           $6.55

                                351,233                5.2                $2.32             351,233           $2.32
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

                   For the six months ending February 29, 2004

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
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


                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                February 29, 2004


                   For the six months ending February 28, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       ----------- ---------- --------- ---------- ---------- ---------- ----------
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

Condensed Financial Information

                            Three Months Ended February 29                  Six Months Ended February 29
                           (or February 28, as appropriate)               (or February 28, as appropriate)
                          ---------------------------------------------  -----------------------------------------------

($ in thousands)             2004       2003      $ Change   % Change       2004        2003      $ Change    % Change
                             ----       ----      --------   --------       ----        ----      --------    --------

Total Sales                  $ 3,744     $ 3,063       $ 681       22%       $ 6,141     $ 7,681    $ (1,540)      -20%
Cost of Goods Sold             3,099       1,344       1,755      131%         4,394       3,970         424        11%
                          ----------------------------------------------------------------------------------------------
Gross Profit                     645       1,719      (1,074)     -62%         1,747       3,711      (1,964)      -53%
                          ----------------------------------------------------------------------------------------------
   % of Total Sales              17%         56%       -158%                     28%         48%        128%
Operating Expenses             8,952       2,615       6,337      242%        11,792       5,279       6,513       123%
                          ----------------------------------------------------------------------------------------------
Loss from Operations          (8,307)       (896)     (7,411)     827%       (10,045)     (1,568)     (8,477)      541%
                          ----------------------------------------------------------------------------------------------
Other Income (Expense)        (1,091)        (83)     (1,008)    1214%        (7,814)       (242)     (7,572)     3129%
                          ----------------------------------------------------------------------------------------------
Net Loss                      (9,398)       (979)     (8,419)     860%       (17,859)     (1,810)    (16,049)      887%
                          ==============================================================================================
Unrealized Holding Loss         (255)       (954)        699      -73%            54        (941)        995      -106%
                          ----------------------------------------------------------------------------------------------
Other Comprehensive Loss    $ (9,653)   $ (1,933)   $ (7,720)     399%     $ (17,805)   $ (2,751)  $ (15,054)      547%
                          ==============================================================================================

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


Sales Information
                     Three Months Ended February 29 (or February 28, as appropriate)

($ in thousands)       2004    % of Total    2003     % of Total  $ Change    % Change
                       ----    ----------    ----     ----------  --------    --------
Structured Wiring        $ 125     3%         $ 1,040    34%          $ (915)      -88%
Broadband Services       2,533    68%             888    29%           1,645       185%
Products                 1,086    29%             151     5%             935       619%
Other                        0     0%             984    32%            (984)     -100%
                      -----------------------------------------------------------------
Total Sales            $ 3,744    100%        $ 3,063    100%          $ 681        22%
                      =================================================================

                     Six Months Ended February 29 (or February 28, as appropriate)

($ in thousands)      2,004    % of Total   2,003     % of Total  $ Change    % Change
                      ------   ----------   ------    ----------  --------    --------
Structured Wiring        $ 517     8%         $ 2,600    34%        $ (2,083)      -80%
Broadband Services       4,096    67%           1,562    20%           2,534       162%
Products                 1,447    24%           2,195    29%            (748)      -34%
Other                       81     1%           1,324    17%          (1,243)      -94%
                     ------------------------------------------------------------------
Total Sales            $ 6,141    100%        $ 7,681    100%       $ (1,540)      -20%
                     ==================================================================




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

The following table sets forth summarized cost of goods sold information for the three and six months ended February 29, 2004, and February 28, 2003


Costs of Goods Sold:
                                       Three Months Ended February 29           Six Months Ended February 29
                                      (or February 28, as appropriate)         (or February 28, as appropriate)
                                   ---------------------------------------- --------------------------------------

($ in thousands)                     2004      2003    $ Change  % Change     2004      2003   $ Change % Change
                                   ---------------------------------------- --------------------------------------

Direct Labor and Related Costs         $ 391     $ 402       (11)      -3%      $ 852    $ 748    $ 104       14%
Products and Integration Service         301       114       187      164%        438    1,651   (1,213)     -73%
Structured Wiring Labor and Materials     56       429      (373)     -87%        261      658     (397)     -60%
Broadband Services Costs               2,057       254     1,803      710%      2,246      530    1,716      324%
Depreciation and Amortization            285       114       171      150%        571      228      343      150%
Other Manufacturing Costs                  9        31       (22)     -71%         26      155     (129)     -83%
                                   ---------------------------------------- --------------------------------------
Total Operating Expenses             $ 3,099   $ 1,344   $ 1,755      131%    $ 4,394  $ 3,970    $ 424       11%
                                   ======================================== ======================================


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


Operating Expenses:
                                     Three Months Ended February 29            Six Months Ended February 29
                                 (or February 28, as appropriate)              (or February 28, as appropriate)
                               -------------------------------------------   -------------------------------------------

($ in thousands)                  2004       2003    $ Change   % Change       2004      2003      $ Change   % Change
                                  ----       ----    --------   --------       ----      ----      --------   --------

Salaries and Related Costs         $ 5,844   $1,355     $ 4,489      331%      $ 6,802   $ 2,863      $ 3,939      138%
Advertising and Promotion                2       19         (17)     -89%           21        56          (35)     -63%
Depreciation and Amortization          293      237          56       24%          612       390          222       57%
Other Support Costs                  2,666      977       1,689      173%        4,091     1,911        2,180      114%
Research and Development               147       27         120      444%          266        59          207      351%
                               -------------------------------------------   -------------------------------------------
Total Operating Expenses           $ 8,952   $2,615     $ 6,337      242%     $ 11,792   $ 5,279      $ 6,513      123%
                               ===========================================   ===========================================


The following table breaks out other support costs information for the three and six months ended February 29, 2004, and February 28, 2003.


                            (or February 28, as appropriate)               (or February 28, as appropriate)
                            ------------------------------------------     ------------------------------------------

($ in thousands)               2004      2003    $ Change   % Change         2004      2003     $ Change   % Change
                               ----      ----    --------   --------         ----      ----     --------   --------

Advertising and Conventions         $ -     $ -         $ -   -NA-              $ -        $ -         $ -   -NA-
Auto Related                          2      27         (25)     -93%            12         38         (26)     -68%
Bad Debt                             92       0          92   -NA-              196          0         196   -NA-
Contract Labor                      266      80         186      233%           592        104         488      469%
Delivery and Postage                  9       5           4       80%            25         66         (41)     -62%
Fees                                284      82         202      246%           346        190         156       82%
Insurance                           139       0         139   -NA-              250          0         250   -NA-
Office                              107      51          56      110%           186        114          72       63%
Other                                26      47         (21)     -45%            38         70         (32)     -46%
Professional                        874     114         760      667%         1,281        198       1,083      547%
Rent                                177     244         (67)     -27%           314        472        (158)     -33%
Repairs and Maintenance               0      15         (15)    -100%             0         26         (26)    -100%
Travel                               46      78         (32)     -41%           102        153         (51)     -33%
Taxes                               555      48         507     1056%           558         65         493      758%
Telephone and Utilities              89     186         (97)     -52%           191        415        (224)     -54%
                            ------------------------------------------     ------------------------------------------
Total Other Support Costs       $ 2,666   $ 977     $ 1,689      173%       $ 4,091    $ 1,911     $ 2,180      114%
                            ==========================================     ==========================================



         Operating Expenses. For the three-month period ended February 29, 2004, operating expenses increased by 242% to $8,952,000 as compared to $2,615,000 for the three-month period ended February 28, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

o A $4,489,000 increase in salaries and related costs. The entire increase was attributable to non-cash compensation expense recorded against the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts.

o A $17,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

o A $56,000 increase in depreciation and amortization, due principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

o A $1,689,000 increase in other support costs; the components of which are set forth on the table included immediately above. Included in this increase was $760,000 in professional fees associated with the Company's ongoing legal matters, a $120,000 increase in investor relations, and a $507,000 increase in property taxes recorded against the Company's BDS infrastructure.
o An $120,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

         For the six-month period ended February 29, 2004, operating expenses increased by 123% to $11,792,000 as compared to $5,279,000 for the six-month period ended February 28, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

o A $3,939,000 increase in salaries and related costs. The increase was attributable to non-cash compensation expense of $4,494,000 recorded against the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts partially offset by a decline in salaries and related costs associated with the Company's reduction in personnel in fiscal 2003. Excluding this non-cash compensation expensed recorded in the second quarter of fiscal 2004, salaries and related costs declined by $555,000 in the six-month period ended February 29, 2004, as compared to the six-month period ended February 28, 2003.

o A $36,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

o A $222,000 increase in depreciation and amortization, due principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

o A $2,180,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was $1,083,000 in professional fees associated with the Company's ongoing legal matters, a $120,000 increase in investor relations and $493,000 increase in property taxes recorded against the Company's BDS infrastructure.
o An $207,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

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

Contractual Obligations

                                                Payments Due by Period
                                                    (in Thousands)
                             -------------------------------------------------------------
  Contractual Obligations       Total     Less than   1-3 years    3-5 years   More than
                                           1 year                               5 years
------------------------------------------------------------------------------------------
Long-Term Debt Obligations         5,547       5,547     ---          ---         ---
Operating Lease Obligations          455         198     257          ---         ---
                             -------------------------------------------------------------
                             -------------------------------------------------------------
           Total                   6,002       5,745     257         ---          ---
                             =============================================================

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


                              EAGLE BROADBAND, INC.




Date:  May 3, 2004


                               By:  /s/David A. Weisman
                                    --------------------------------
                                    David A Weisman
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/Richard R. Royall
                                    --------------------------------
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)