Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-06-01
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 3 to
                                   FORM 10-K/A

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


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of May 19, 2004, registrant had 191,439,049 shares of common stock outstanding.


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

         We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At the fiscal year ended August 31, 2003, management determined that $1.8 million of goodwill associated with the Comtel Communications acquisition was impaired. At November 30, 2003, our goodwill was net $79.6 million. If management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.


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

Impairment of Long-Lived Assets and Goodwill

         Background:


         Goodwill and other intangibles of $81,603,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.


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

         Strategy Change:

         Given the obstacles discussed immediately above and Eagle's enhancement to the digital-based fiber-to the-home system, Eagle's board of directors and management began reassessing it long-term strategy in early 2003 and made a strategic decision to focus its fiber-to-the-home activities on being a service and content provider to developers and municipalities who were financing and building out their own fiber infrastructures. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. Eagle does not expect to incur any upfront costs associated with being granted exclusive rights to deliver BDS to homeowners in the developer financed model, although the developer participates in the revenue stream from the BDS proceeds. In testing the fair value of goodwill at August 31, 2003, the Company's BDS revenue projections included a bundled basic charge for digital TV, Internet, security and telephone services of $143 per month against 30,060 homes in existing developments being brought on over the next four years and 35,500 home in new development,  which  are  currently  under  negotiation.  The $143 per month BDS charge represented the net expected average monthly proceed expected for purposes of testing the fair value of its goodwill, after deducting the developers participation. The Company assumed a 36% EBITDA result for the BDS projections used in testing the fair value of goodwill at August 31, 2003, comprised of 68% gross margin less a 32% allocation for selling, general and administrative expenses. The Company's gross margins from BDS were 68%, 71%
and 50% for the three years ended August 31, 2003, 2002, and 2001, respectively, while its overall consolidated gross margins were 7%, 24%, and 27% for the same respective time periods. The Company's change in strategy did not result in the sale or cancellation of customer contracts, restructuring costs, impairment, sale or abandonment of assets. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects Namely, the Company announced being selected to video content and BDS to Lake Las Vegas, broadband technology, services and content to a Phoenix-based luxury condominium development by North Peak Construction and broadband technology, services and content to the Truckee Donner Public Utility District in Truckee, California. Revenues from these contracts will be reflected in the Company's BDS category in future operating periods, following build-out and implementation.



         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill was net $79.6 million.


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



Signature                           Title                                        Date

/S/ David A. Weisman                Chairman of the Board and                    June 1, 2004
----------------------------------- Chief Executive Officer
David A. Weisman                    (Principal Executive Officer)

/S/ Richard R. Royall               Chief Financial Officer                      June 1, 2004
----------------------------------- (Principal Financial and Accounting Officer)
Richard R. Royall

/S/ H. Dean Cubley                  Director, Chief Technical Officer            June 1, 2004
-----------------------------------
H. Dean Cubley

/S/ Christopher W. Futer            Director                                     June 1, 2004
-----------------------------------
Christopher W. Futer

/S/ A. L. Clifford                 Director                                      June 1, 2004
-----------------------------------
A. L. Clifford

/S/ Glenn A. Goerke                Director                                      June 1, 2004
-----------------------------------
Glenn A. Goerke

/S/ Lorne E. Persons               Director                                      June 1, 2004
-----------------------------------
Lorne E. Persons

/S/ Jim Reinhartsen                Director                                      June 1, 2004
-----------------------------------
Jim Reinhartsen

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


/S/ McManus & Co., P.C.
----------------------------
McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                 ASSETS
                                                                         August 31,

                                                                   2003            2002
                                                                (Restated)      (Restated)

Current Assets
  Cash and Cash Equivalents                                 $        824      $      1,273
  Securities Available for Sale                                    1,714             2,148
  Accounts Receivable, net                                         1,704             5,028
  Inventories                                                      3,199             6,059
  Prepaid Expenses                                                   668               358
                                                            -------------     -------------
     Total Current Assets                                          8,109            14,866

Property and Equipment
  Operating Equipment                                             36,422            34,509
  Less:  Accumulated Depreciation                                 (5,689)           (3,661)
                                                            -------------     -------------
     Total Property and Equipment                                 30,733            30,848

Other Assets:
  Deferred Costs                                                     334               334

  Goodwill, net                                                   79,597            81,476
  Other Intangible assets, net                                     2,006             2,062

  Other Assets                                                       227               397
                                                            -------------     -------------
     Total Other Assets                                           82,164            84,269

Total Assets                                                $    121,006      $    129,983
                                                            =============     =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                          $      5,461      $      4,757
  Accrued Expenses                                                 7,790             2,873
  Notes Payable                                                    5,779             3,653
  Capital Lease Obligation                                            --                48
                                                            -------------     -------------
     Total Current Liabilities                                    19,030            11,331

Long-Term Liabilities:
  Capital Lease Obligations
     (net of current maturities)                                      --                70
  Long-Term Debt                                                      --             1,202
                                                            -------------     -------------
     Total Long-Term Liabilities                                      --             1,272

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                                --                --
  Common Stock  -  $.001 par value
    Authorized 200,000,000 shares
    Issued and Outstanding at August 31, 2003
    and 2002, 147,447,000 and 73,051,000, respectively               147                73
  Paid in Capital                                                177,017           158,731
  Accumulated Deficit                                            (75,188)          (41,424)
                                                            -------------     -------------
     Total Shareholders' Equity                                  101,976           117,380
                                                            -------------     -------------

Total Liabilities and Shareholders' Equity                 $     121,006    $      129,983
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


          Other intangible assets consist of licenses and permits, which are being amortized using the straight-line method over their estimated useful life of twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Prior to the adoption of FAS 142, Eagle amortized these licenses using the straight line method over twenty years. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses; thereby leaving an unamortized balance of licenses on its books of $1,562,000. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,562,000 as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.

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


          Goodwill and other intangibles of $81,603,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects.


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

NOTE 2 -  RESTATEMENT OF FINANCIAL STATEMENTS


          In August 2003, the Company reclassified certain of its intangible assets from "contract rights" to goodwill. There was no effect on cash or cash flows or on the net loss. The Company has also reclassified the accumulated amortization relating to goodwill and intangible assets. The accompanying consolidated financial statements as of August 31, 2002 have been restated for the correction.


          A comparison of the Company's consolidated financial position as of August 31, 2002 prior to and following the restatement follows:



Goodwill and intangible assets are restated as follows:

                                        August 31, 2003                    August 31, 2002
                             -----------------------------------  ----------------------------------
                                   As                 As                As                As
                                Reported           Restated          Reported          Restated
                             ----------------  -----------------  ----------------  ----------------

Goodwill                         $80,551            $82,138            $82,429           $84,017
Accumulated amortization          (4,278)            (2,541)            (4,278)           (2,541)
                             ----------------  -----------------  ----------------  ----------------
                                 $76,273            $79,597            $78,151           $81,476
                             ================  =================  ================  ================

Intangible assets                $ 5,330            $ 3,743            $ 5,387           $ 3,799
Accumulated amortization               -             (1,737)                 -            (1,737)
                             ----------------  -----------------  ----------------  ----------------
                                 $ 5,330            $ 2,006            $ 5,387           $ 2,062
                             ================  =================  ================  ================
                                 $81,603            $81,603            $83,538           $83,538
                             ================  =================  ================  ================




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


          The Company has also reclassified the accumulated amortization relating to goodwill and intangible assets.


          Components of intangible assets are as follows, in thousands:


                                        August 31, 2003                    August 31, 2002
                             -----------------------------------  ----------------------------------
                                   As                 As                As                As
                                Reported           Restated          Reported          Restated
                             ----------------  -----------------  ----------------  ----------------

Goodwill                         $80,551            $82,138            $82,429           $84,017
Accumulated amortization          (4,278)            (2,541)            (4,278)           (2,541)
                             ----------------  -----------------  ----------------  ----------------
                                 $76,273            $79,597            $78,151           $81,476
                             ================  =================  ================  ================

Intangible assets                $ 5,330            $ 3,743            $ 5,387           $ 3,799
Accumulated amortization               -             (1,737)                 -            (1,737)
                             ----------------  -----------------  ----------------  ----------------
                                 $ 5,330            $ 2,006            $ 5,387           $ 2,062
                             ================  =================  ================  ================
                                 $81,603            $81,603            $83,538           $83,538
                             ================  =================  ================  ================



          The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended August 31, 2003 are as follows (in thousands):




                                                      Eagle             Other           Total
                  Balance at August 31, 2002    $       81,476    $        2,062   $     83,538
                  Acquisitions and other (1)            (1,879)              (56)        (1,935)
                                                ---------------------------------------------------
                  Balance at August 31, 2003    $       79,597    $        2,006   $     81,603
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



An analysis of accrued costs and amounts charged against the provision are as follows:


                      Beginning                                        Ending
--------------------------------------------------------------------------------
                      Balance         Period                           Balance
--------------------------------------------------------------------------------
                                      Costs           Payments
                      8/31/2002     (Additions)                        8/31/2003
--------------------------------------------------------------------------------
Accrued Exit
 Expenses:
--------------------------------------------------------------------------------
   Severance                 $-         $96,000         $96,000              $-
--------------------------------------------------------------------------------
Terminated Lease
      costs                   -        $171,000               -        $171,000
--------------------------------------------------------------------------------
     Total                   $-        $267,000         $96,000        $171,000
--------------------------------------------------------------------------------

For the year ended August 31, 2003, the Company incurred exit costs of $267,000 which are principally severance and lease termination costs. The total expected exit costs for severance and terminated leases are $96,000 and $171,000, respectively. These costs are included in the consolidated statement of income under the categories of salaries and related costs and other support costs.

These period and accumulated costs are included in the segment reporting as follows:

Costs             APC/HSI     EBS/DSS      UCG        EAGLE       OTHER       Total
------------------------------------------------------------------------------------
Severance        $37,000      $24,000    $14,000     $21,000                $96,000
------------------------------------------------------------------------------------
Terminated
 Lease Costs      50,000                 $44,000                 $77,000    171,000
------------------------------------------------------------------------------------
Total            $87,000      $24,000    $58,000     $21,000     $77,000   $267,000
------------------------------------------------------------------------------------




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

