Form 10-Q/A
period 2003-11-30
EAGLE BROADBAND INC
filed 2004-06-01
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________



                               Amendment No. 3 to
                                   FORM 10-Q/A


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


As of May 21, 2004, there  were  191,439,049 shares of common stock outstanding.

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


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                            ASSETS

                                                                             November 30,       August 31,
                                                                                2003               2003
                                                                                ----               ----

                                                                            (Unaudited)         (Audited)

                                                                             Restated            Restated

Current Assets:
     Cash and Cash Equivalents                                          $        5,673   $           824
     Securities Available for Sale                                               1,877             1,714
     Accounts Receivable, net                                                    2,402             1,704
     Inventories                                                                 3,855             3,199
     Prepaid Expenses                                                              651               668
                                                                        --------------    --------------

         Total Current Assets                                                   14,458             8,109

Property and Equipment:
     Operating Equipment                                                        36,575            36,422
     Less:  Accumulated Depreciation                                           (6,302)           (5,689)
                                                                        --------------    --------------
         Total Property and Equipment                                           30,273            30,733

Other Assets:
     Deferred Costs                                                                334               334

     Goodwill, net                                                              79,597            79,597
     Other Intangible Assets, net                                                2,006             2,006

     Other Assets                                                                  239               227
                                                                        --------------    --------------

         Total Other Assets                                                     82,176            82,164
                                                                        --------------    --------------

Total Assets                                                             $     126,907    $      121,006
                                                                        ==============    ==============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                    $       5,740    $        5,461
     Accrued Expenses                                                            4,432             7,790
     Notes Payable                                                               7,187             5,779
     Deferred Revenue                                                              441               ---
                                                                        --------------    --------------

         Total Current Liabilities                                              17,800            19,030


                  Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized  200,000,000 shares
         Issued and Outstanding at November 30, 2003, and
         August 31, 2003, 185,058,000 and 147,447,000, respectively                185               147
     Paid in Capital                                                           192,262           177,017
     Retained Earnings                                                        (83,340)          (75,188)
                                                                        --------------    --------------

         Total Shareholders/ Equity                                            109,107           101,976
                                                                        --------------    --------------

Total Liabilities and Shareholders' Equity                               $     126,907    $      121,006
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


          Other intangible assets consist of licenses and permits, which are being amortized using the straight-line method over their estimated useful life of twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Prior to the adoption of FAS 142, Eagle amortized these licenses using the straight line method over twenty years. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $1,562,000 was necessary to reflect the ongoing value of its assets and licenses; thereby leaving an unamortized balance of licenses on its books of $1,562,000. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,267,365 as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.


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



          Components of intangible assets are as follows, in thousands:



Goodwill and intangible assets are restated as follows:

                                       November 30, 2003                  August 31, 2003
                             ----------------------------------  ---------------------------------
                                   As                As                As               As
                                Reported          Restated          Reported         Restated
                             ---------------- -----------------  ---------------- ----------------

Goodwill                         $80,551           $82,138           $80,551          $82,138
Accumulated amortization          (4,278)           (2,541)           (4,278)          (2,541)
                             ---------------- -----------------  ---------------- ----------------
                                 $76,273           $79,597           $76,273          $79,597
                             ================ =================  ================ ================

Intangible assets                $ 5,330           $ 3,743           $ 5,330          $ 3,743
Accumulated amortization               -            (1,737)                -           (1,737)
                             ---------------- -----------------  ---------------- ----------------
                                 $ 5,330           $ 2,006           $ 5,330          $ 2,006
                             ================ =================  ================ ================
                                 $81,603           $81,603           $81,603          $81,603
                             ================ =================  ================ ================



          The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended November 30, 2003 are as follows (in thousands):



                                              Eagle          Other          Total
             Balance at August 31, 2003    $       79,597   $       2,006  $     81,603
             Acquisitions and other (1)                 0               0             0
             Balance at August 31, 2003    $       79,597   $       2,006  $     81,603


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


Note 22 - Exit Activities:
          ----------------

An analysis of accrued costs and amounts charged against the provision are as follows:

 -------------------------------------------------------------------------------
|                | Beginning    |                  |             | Ending      |
|----------------|--------------|------------------|-------------|-------------|
|                | Balance      | Period           |             | Balance     |
|----------------|--------------|------------------|-------------|-------------|
|                | 8/31/2003    | Costs (Additions)| Payments    | 11/30/2003  |
|----------------|--------------|------------------|-------------|-------------|
|Accrued Exit    |              |                  |             |             |
| Expenses:      |              |                  |             |             |
|----------------|--------------|------------------|-------------|-------------|
|Severance       | $-           |                  |             | $-          |
|----------------|--------------|------------------|-------------|-------------|
|Terminated Lease|              |                  |             |             |
| costs          | 171,000      |                  | -           | $171,000    |
|----------------|--------------|------------------|-------------|-------------|
|      Total     | $171,000     |                  |             | $171,000    |
 ------------------------------------------------------------------------------

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

         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At November 30, 2003, our goodwill was $79.6 million.


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

Date:  June 1, 2004

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