Form 10-Q/A
period 2004-02-29
EAGLE BROADBAND INC
filed 2004-06-01
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------


                               Amendment No. 2 to
                                    FORM 10-Q

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


         Components of intangible assets are as follows, in thousands:



Goodwill and intangible assets are restated as follows:

                                       February 29, 2003                          August 31, 2003
                             --------------------------------------     -------------------------------------
                                   As                    As                   As                   As
                                Reported              Restated             Reported             Restated
                             ----------------     -----------------     ----------------     ----------------

Goodwill                         $80,551               $82,138              $80,551              $82,138
Accumulated amortization          (4,278)               (2,541)              (4,278)              (2,541)
                             ----------------     -----------------     ----------------     ----------------
                                 $76,273               $79,597              $76,273              $79,597
                             ================     =================     ================     ================

Intangible assets                $ 5,330               $ 3,743              $ 5,330              $ 3,743
Accumulated amortization               -                (1,737)                   -               (1,737)
                             ----------------     -----------------     ----------------     ----------------
                                 $ 5,330               $ 2,006              $ 5,330              $ 2,006
                             ================     =================     ================     ================
                                 $81,603               $81,603              $81,603              $81,603
                             ================     =================     ================     ================


         The changes in the carrying amount of goodwill, net of accumulated amortization for the six months ended February 29, 2004, are as follows (in thousands):



                                                    Eagle            Other             Total
                                                 -------------    -------------     -------------

                  Balance on August 31, 2003       $79,597           $2,006           $81,603
                  Acquisitions and Other             ---              ---               ---
                                                 -------------    -------------     -------------

                  Balance at February 29, 2004     $79,597           $2,006           $81,603
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


Note 22 - Exit Activities:
          ---------------

An analysis of accrued costs and amounts charged against the provision are as follows:

                Beginning                                            Ending
                Balance          Period                              Balance
                11/30/2003       Costs (Additions)     Payments      2/29/2004
                ----------       -----------------     ---------     ----------
                Accrued Exit
                Expenses:

                Severance                      $-                             $-

                Terminated Lease
                  costs                   171,000                       $171,000

                    Total                $171,000                       $171,000

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