Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-07-15
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 4 to
                                   FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of May 19, 2004, registrant had 201,964,815 shares of common stock outstanding.


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

     From inception through February 29, 2004, we have incurred an accumulated deficit in the amount of $100,441,000. For the fiscal year ended August 31, 2003, and the six months ended February 29, 2004, we incurred losses from operations in the amount of $36,501,000 and $19,232,000, respectively. We anticipate that we will incur losses from operations for the current fiscal year. We will need to generate significant revenues and control expenses to achieve profitability. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations for the past three fiscal years, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations during the last three fiscal years and we currently rely on external sources of capital to fund operations. For the last three fiscal years, we have suffered losses from operations of approximately $82,441,000. At February 29, 2004, we had approximately $5,189,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $3,370,000 Our net cash used by operations for the six month period ended February 29,, 2004 was approximately $3,165,000.

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

Approximately 66% of our total assets are comprised of intangible assets including goodwill, contract rights, customer relationships and other intangible assets which are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant charge against our earnings.

     We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At the fiscal year ended August 31, 2003, management determined that $1.8 million of goodwill associated with the Comtel Communications acquisition was impaired. At February 29, 2004, our intangible assets, including goodwill, were net $76.3 million. If management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.


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

                                                                       Year Ended August 31,
                                                                   ------------------------------

  ($ in thousands)                         2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------
                                       (restated see     (restated see     (restated see    (restated see
                                           Note 2)           Note 2)           Note 2)          Note 2)

Operating Data:
Net sales                                     $11,593            $29,817         $28,110            $5,240              $2,217
Operating expenses                            $31,884            $46,256         $16,582            $3,973              $1,319
Operating income (loss)                     $(31,075)          $(39,143)        $(8,880)          $(1,215)              $(438)
Other income (expense), net                  $(5,426)             $(265)          $2,348            $1,516                $789
Income tax provision                               $0                 $0              $0               $96                 $91
                                      ----------------  ----------------- ---------------  ----------------  ------------------
Net income (loss)                           $(36,501)          $(39,408)        $(6,532)              $187                $168
                                      ================  ================= ===============  ================  ==================

Earnings per share  (basic)                   $(0.38)            $(0.62)         $(0.13)             $0.01               $0.01

Statement of Cash Flows Data:
Cash provided by operating
    activities                               $(6,085)            $ (797)          $(699)          $(5,299)            $(1,902)
Cash used by investing                       $(1,276)          $(13,668)        $(9,721)          $(2,224)               $(33)
    activities
Cash provided (used) by financing              $6,912          $ (2,406)        $(3,846)           $39,681              $1,025
    activities

                                                                          As of August 31,
                                                                          ----------------
                                            2003               2002             2001             2000               1999
                                      ----------------  ----------------- ---------------  ----------------  ------------------
                                       (restated see     (restated see     (restated see    (restated see
Balance Sheet Data:                        Note 2)           Note 2)           Note 2)          Note 2)

Total assets                                 $114,931           $126,716        $170,021           $57,653             $10,320
Long-term debt                                    ---             $1,272          $2,136               $73                 $12
Total stockholders' equity                    $95,901           $114,113        $148,482           $54,073              $8,894


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

           Eagle incurred a net loss of $36,501,000 for the fiscal year ended August 31, 2003. The loss was primarily attributable to Eagle's loss from operations that included non-cash impairment of intangible and long-lived assets of $7,611,000 associated with impairments, write-off's and reserves,,$3,650,000 of litigation settlement charges, $2,274,000 to settle threatened and existing legal proceedings associated with prior financing transactions, $2,177,000 for accounts receivable write-off's and reserves discussed in detail immediately above and $2,808,000 amortization expense on intangible assets. Eagle consolidated management positions and centralized financial and administrative functions, research and development activities and marketing of all products and services in an effort to minimize unnecessary and duplicative expenditures, decrease net loss, and to streamline the flow of information to senior management from such centralization and consolidation measures. To date, senior management believes that the implementation of cost reductions has enabled management to receive more timely information to react to changing market conditions.

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


Restatement of Financial Statements
-----------------------------------



During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss. The Company has included tables in this amended Form 10-K under the heading Note 2 - Restatement of Financial Statements to summarize the impact of these adjustments on the consolidated financial position and results of operations. As summarized in these tables, all such changes were of a "non-cash" nature and did not impact the Company's previously reported revenues, gross margins, liquidity, or cash flows.


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

Impairment of Long-Lived Assets and Goodwill

         Background:


         Goodwill and other intangibles of $75,528,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

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



         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill and other intangible assets were net $75.5 million.


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

         The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company tested the fair value of its goodwill and intangibles as of August 31, 2003 and determined that these assets totaling $75.5 million were not impaired.

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


         Operating Expenses. For the year ended August 31, 2003, operating expenses decreased to $31,884,000 from $46,256,000 for the year ended August 31, 2002. The primary portions of the decrease are discussed below:


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


         A $1,165,000 decrease in depreciation and amortization, due principally to the disposal of certain assets from the Company's Austin area BDS operations.


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


         Net Loss. For the year ended August 31, 2003, Eagle's net loss was $36,501,000, compared to a net loss of $39,408,000 during the year ended August 31, 2002.


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

         Operating Expenses. For the year ended August 31, 2002, operating expenses increased to $46,256,000 from $16,582,000 for the year ended August 31, 2001. The primary portions of the increase are discussed below:

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

         Net Earnings. For the year ended August 31, 2002, Eagle's net loss was $39,408,000, compared to a net loss of $6,532,000 during the year ended August 31, 2001.

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



Signature                           Title                                        Date

/S/ David A. Weisman                Chairman of the Board and                    June 15, 2004
----------------------------------- Chief Executive Officer
David A. Weisman                    (Principal Executive Officer)

/S/ Richard R. Royall               Chief Financial Officer                      June 15, 2004
----------------------------------- (Principal Financial and Accounting Officer)
Richard R. Royall

/S/ H. Dean Cubley                  Director, Chief Technical Officer            June 15, 2004
-----------------------------------
H. Dean Cubley

/S/ Christopher W. Futer            Director                                     June 15, 2004
-----------------------------------
Christopher W. Futer

/S/ Glenn A. Goerke                Director                                      June 15, 2004
-----------------------------------
Glenn A. Goerke

/S/ Lorne E. Persons               Director                                      June 15, 2004
-----------------------------------
Lorne E. Persons

/S/ Jim Reinhartsen                Director                                      June 15, 2004
-----------------------------------
Jim Reinhartsen

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

As discussed in Note 2, to the consolidated financial statements the Company restated its prior period financial statements.

/S/ Malone & Bailey, PLLC
----------------------------
Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

December 5, 2003, except as to Note 2
on which the date is
July 7, 2004

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

As discussed in Note 2 the consolidated financial statements, the Company restated its prior period financial statements.

/S/ McManus & Co., P.C.
----------------------------
McMANUS & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002, except as to Note 2
on which the date is July 7, 2004

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (In thousands, except per share amounts, as restated (See Note 2)

                 ASSETS
                                                                       August 31,
                                                                2003               2002
                                                            -------------     -------------

Current Assets
  Cash and Cash Equivalents                                 $        824      $      1,273
  Securities Available for Sale                                    1,714             2,148
  Accounts Receivable, net                                         1,704             5,028
  Inventories                                                      3,199             6,059
  Prepaid Expenses                                                   668               358
                                                            -------------     -------------
     Total Current Assets                                          8,109            14,866

Property and Equipment
  Operating Equipment                                             36,422            34,509
  Less:  Accumulated Depreciation                                 (5,689)           (3,661)
                                                            -------------     -------------
     Total Property and Equipment                                 30,733            30,848

Other Assets:
  Deferred Costs                                                     334               334
  Goodwill, net                                                   41,660            43,539
  Contract rights, net                                            23,590            25,503
  Customer relationships, net                                      5,912             6,390
  Other Intangible assets, net                                     4,366             4,839
  Other Assets                                                       227               397
                                                            -------------     -------------

     Total Other Assets                                           76,089            81,002

Total Assets                                                $    114,931      $    126,716
                                                            =============     =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                          $      5,461      $      4,757
  Accrued Expenses                                                 7,790             2,873
  Notes Payable                                                    5,779             3,653
  Capital Lease Obligation                                            --                48
                                                            -------------     -------------

     Total Current Liabilities                                    19,030            11,331

Long-Term Liabilities:
  Capital Lease Obligations
     (net of current maturities)                                      --                70
  Long-Term Debt                                                      --             1,202
                                                            -------------     -------------

     Total Long-Term Liabilities                                      --             1,272

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                                --                --
  Common Stock  -  $.001 par value
    Authorized 200,000,000 shares
    Issued and Outstanding at August 31, 2003
    and 2002, 147,447,000 and 73,051,000, respectively               147                73
  Paid in Capital                                                177,017           158,731
  Accumulated Deficit                                            (80,536)          (44,035)
  Accumulated Comprehensive Income (Loss)                           (727)             (656)
  -------------------------------------------------------

     Total Shareholders' Equity                                   95,901           114,113
                                                            -------------     -------------

Total Liabilities and Shareholders' Equity                 $     114,931    $      126,716
                                                            =============     =============
See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share amounts, as restated (See Note 2))


                                                        For the years ended August 31,
                                                 ------------------------------------------
                                                    2003            2002             2001
                                                 ----------      ----------       ---------
Net Sales:
 Structured wiring                               $   3,692       $   8,036        $  7,643
 Broadband services                                  2,809           2,657             523
 Products                                            3,342          16,108          19,342
 Other                                               1,750           3,016             602
                                                 ----------      ----------       ---------
Total Sales                                         11,593          29,817          28,110
                                                 ----------      ----------       ---------

Costs of Goods Sold:
 Direct Labor and Related Costs                      2,195           3,160           1,638
 Products and Integration Service                    5,400          15,250          14,931
 Structured Wiring Labor and Materials               1,774           2,121           2,345
 Broadband Services Costs                              903             763             260
 Depreciation and Amortization                         456             377           1,053
 Other Manufacturing Costs                              56           1,033             181
                                                 ----------      ----------       ---------
Total Costs of Goods Sold                           10,784          22,704          20,408
                                                 ----------      ----------       ---------
Gross Profit                                           809           7,113           7,702
                                                 ----------      ----------       ---------

Operating Expenses:
 Selling, General and Administrative:
  Salaries and Related Costs                         6,102           7,795           6,169
  Advertising and Promotion                            247             963             600
  Depreciation and Amortization                      4,776           6,020           4,273
  Other Support Costs                               12,737           3,974           4,264
  Research and Development                             411             404           1,276
  Impairment, write-downs & restructuring
   costs                                             7,611          27,100             ---
                                                 ----------      ----------       ---------
Total Operating Expenses                            31,075          46,256          16,582
                                                 ----------      ----------       ---------

Loss from Operations                               (31,075)        (39,143)         (8,880)

Other Income/(Expenses)
 Interest income                                        68             360           2,348
 Interest expense                                   (5,494)           (625)            ---
                                                 ----------      ----------       ---------
Total Other Income (Expense)                        (5,426)           (265)          2,348
                                                 ----------      ----------       ---------

Net Loss                                           (36,501)        (39,408)         (6,532)
Other Comprehensive Loss:

Unrealized Holding Loss                                (71)           (279)           (359)
                                                 ----------      ----------       ---------

Other Comprehensive Loss                         $ (36,572)      $ (39,687)       $ (6,891)
                                                 ----------      ----------       ---------
                                                 ----------      ----------       ---------

Net Loss per Common Share:
 Basic                                           $   (0.38)      $   (0.62)       $  (0.13)
 Diluted                                         $   (0.38)      $   (0.62)       $  (0.14)
 Comprehensive Loss                              $   (0.38)      $   (0.62)       $  (0.14)


See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       (in thousands, except per share amounts, as restated (See Note 2))


                                                                   Additional                   Total
                                    Common Stock       Preferred    Paid in     Retained    Shareholders'
                                  Shares      Value    Stock        Capital     Earnings        Equity
Total Shareholders' Equity
   As of August 31, 2000           25,609        $26     $---        $52,160      $1,887           $54,073

Net Loss                              ---        ---      ---            ---      (6,532)           (6,532)

New Stock Issued to Shareholders
 For Services and Compensation      1,370          1      ---            973         ---               974
 For Property and Other Assets        127        ---      ---          2,837         ---             2,837
 For Retirement of Debt and
  Liabilities                       3,004          3      ---          5,693         ---             5,696
 For Warrants Conversion              645          1      ---          1,078         ---             1,079
 For Employee Stock Option Plan        96        ---      ---            192         ---               192
 For Acquisition of ClearWorks,
  Inc.                             35,287         35      ---         99,762         ---            99,797
 For Licenses and Investments       1,204          1      ---          2,965         ---             2,966

Syndication Costs                     ---        ---      ---           (876)        ---              (876)

Treasury Stock                     (7,078)        (7)     ---        (11,358)        ---           (11,365)

Unrealized Holding Loss               ---        ---      ---            ---        (359)             (359)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2001           60,264         60      ---        153,426      (5,004)          148,482

Net Loss                              ---        ---      ---            ---     (39,408)          (39,408)

New Stock Issued to Shareholders
 For Services and Compensation      1,648          2      ---            880         ---               882
 For Property and Other Assets      2,867          2      ---            591         ---               593
 For Retirement of Debt and
  Liabilities                       7,846          9      ---          3,577         ---             3,586
 For Warrants Conversion              ---        ---      ---            ---         ---               ---
 For Employee Stock Option Plan       ---        ---      ---            ---         ---               ---
 For Acquisitions                   2,002          2      ---          1,079         ---             1,081
 For Licenses and Investments         ---        ---      ---            100         ---               100

Syndication Costs                     ---        ---      ---            ---         ---               ---

Treasury Stock                     (1,576)        (2)     ---           (922)        ---              (924)

Unrealized Holding Loss               ---        ---      ---            ---        (279)             (279)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2002           73,051         73      ---        158,731     (44,691)          114,113

Net Loss                              ---        ---      ---            ---     (36,501)          (36,501)

New Stock Issued to Shareholders
 For Services and Compensation      7,437          7      ---          1,813         ---             1,820
 For Property and Other Assets     14,938         15      ---          3,032         ---             3,047
 For Retirement of Debt and
  Liabilities                      50,816         51      ---         13,827         ---            13,878
 For Warrants Conversion              ---        ---      ---            ---         ---               ---
 For Employee Stock Option Plan     1,647          2      ---            180         ---               182

Syndication Costs                     ---        ---      ---           (368)        ---              (368)

Treasury Stock                       (442)        (1)     ---           (198)        ---              (199)

Unrealized Holding Loss               ---        ---      ---            ---         (71)              (71)

                                ---------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2003          147,447       $147      ---       $177,017    $(81,263)          $95,901
                                ==========  =========              ==========  ==========  ================


See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       (in thousands, except per share amounts, as restated (See Note 2))



                                                    For the years ended August 31,
                                            -----------------------------------------------
                                                 2003            2002             2001
                                            --------------  --------------  ---------------
Cash Flows from Operating Activities
Net Loss                                         $(36,501)       $(39,408)         $(6,532)

Adjustments to Reconcile Net Loss to Net
 Cash
Used by Operating Activities:
 Impairment, write-downs & restructuring
  costs                                             7,611          27,100              ---
 Interest for conversion value                         91             ---              ---
 Depreciation and Amortization                      5,232           6,397            5,326
 Stock Issed for Services Rendered                  1,820             882              974
 Stock Issued for Interest Expense                  2,477             100              ---
 Changes in Assets and Liabilities
 (Increase)/Decrease in Accounts
  Receivable                                          724           2,479             (462)
 (Increase)/Decrease in Inventories                 1,717           4,578              515
 (Increase)/Decrease in Prepaid Expenses             (311)            386              516
 Increase/(Decrease) in Accounts Payable              921             232           (1,793)
 Increase/(Decrease) in Accrued Expenses            8,557          (3,180)           1,493
 Increase/(Decrease) in Expense Allowable
  for Doubtful Acccounts                            2,177            (363)             ---
 Increase/(Decrease) in Federal Income
  Taxes Payables                                      ---             ---             (736)
                                            --------------  -------------------------------
 Total Adjustment                                  27,608          35,990            5,175
                                            --------------  --------------  ---------------
Net Cash Used by Operating Activities              (6,085)           (797)            (699)
                                            --------------  --------------  ---------------

Cash Flows from Investing Activities
 (Purchase)/Disposal of Property and
  Equipment                                        (2,121)        (12,886)         (16,394)
 (Purchase)/Disposal of Contact Wireless &
  DSS Security, Net of Cash Acquired                  ---            (869)             ---
 (Increase)/Decrease in Security Deposits             ---             ---             (102)
 (Increase)/Decrease in Investments                   434              87           (3,189)
 (Increase)/Decrease in Notes Receivable              ---             ---            8,655
 (Increase)/Decrease in Deferred
  Advertising Costs                                   ---             ---               21
 (Increase)/Decrease in Deferred
  Syndication Costs                                   ---             ---              270
 (Increase)/Decrease in Other Intangible
  Assets                                              ---             ---            1,009
 (Increase)/Decrease in Other Assets                  411             ---                9
                                            --------------  --------------  ---------------
Net Cash Used by Investing Activities              (1,276)        (13,668)          (9,721)

Cash Flows from Financing Activities
 Increase/(Decrease) in Notes Payable               7,297             387            6,148
 Increase/(Decrease) in Capital Leases                 --               3               63
 Increase/(Decrease) in Line of Credit                ---          (1,846)             230
 Increase/(Decrease) in Deferred Taxes                ---             (32)             ---
 Proceeds from Sale of Common Stock, Net              182             ---            1,078
 Retirement of ESOP Shares                            ---             ---           (2,740)
 Syndication costs                                   (368)            ---              ---
 Treasury Stock                                      (199)           (918)          (8,625)
                                            --------------  --------------  ---------------
Net Cash Provided by Financing Activities           6,912          (2,406)          (3,846)
                                            --------------  --------------  ---------------

Net Increase/(Decrease) in Cash                      (449)        (16,807)         (14,266)
Cash at the Beginning of the Year                   1,273          18,080           32,346
                                            --------------  --------------  ---------------
Cash at the End of the Year                          $824          $1,273          $18,080
                                            --------------  --------------  ---------------
                                            --------------  --------------  ---------------

Supplemental Disclosure of Cash Flow
 Information:
Net Cash Paid During the Year for:
 Interest                                          $3,288            $165             $112
 Income Taxes                                         ---             ---              ---


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



I)        Impairment of Long-Lived Assets and Goodwill

          Our long-lived assets primarily include goodwill, contract rights and customer relationships. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

          Contract rights and customer relationships relate to the Company rights to deliver bundled digital services such as Internet, telephone, cable television and security monitoring services to certain residential and business users that were aquired in the Clearworks.net, Inc. merger and are being amortized over the lives of the contracts which is fifteen (15) years.


          Other intangible assets consist of licenses and permits and other acquired contracts, which are being amortized using the straight-line method over their estimated useful lives of 1 to twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Prior to the adoption of FAS 142, Eagle amortized these licenses using the straight line method over twenty years. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses; thereby leaving an unamortized balance of licenses on its books of $1,562,000. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,562,000 as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.

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


          Goodwill and other intangibles of $75,528,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy. As of December 5, 2003, the date of the auditor's report, Eagle had realized several initial successes in projects where the municipalities, public utility districts and developers assume the predominate capital cost responsibility and contract with Eagle to provide the services and content; thereby significantly limiting the Company's capital outlays on such projects.


          Eagle assessed the fair value of the intangible assets as of August 31, 2003 and concluded that the goodwill and other intangible assets valuations remains at an amount greater than the current carrying and other intangible assets value.

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

NOTE 2 -  Restatement of Financial Statements

          During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss.

          The accompanying consolidated financial statements as of August 31, 2003 and 2002 and for the years ended August 31, 2003, 2002 and 2001 have been restated to correctly present goodwill, intangible assets and amortization expense and net loss.

          A comparison of the Company's consolidated financial position as of August 31, 2003 and 2002 prior to and following the restatement follows:


                                     August 31, 2003                    August 31, 2002
                          -----------------------------------  ----------------------------------
                                As                 As                As                As
                             Reported           Restated          Reported          Restated
                          ----------------  -----------------  ----------------  ----------------

Goodwill                      $82,138            $43,161            $84,017           $45,040
Accumulated amortization       (2,541)            (1,501)            (2,541)           (1,501)
                          ----------------  -----------------  ----------------  ----------------
                              $79,597            $41,660            $81,476           $43,539
                          ================  =================  ================  ================

Contract rights               $     -            $28,691            $     -           $28,691
Accumulated amortization            -             (5,101)                 -            (3,188)
                          ----------------  -----------------  ----------------  ----------------
                              $     -            $23,590            $     -           $25,503
                          ================  =================  ================  ================

Customer relationships        $     -            $ 7,189            $     -           $ 7,189
Accumulated amortization            -             (1,277)                 -              (799)
                          ----------------  -----------------  ----------------  ----------------
                              $     -            $ 5,912            $     -           $ 6,390
                          ================  =================  ================  ================

Other intangible assets       $ 3,473            $ 6,839            $ 3,473           $ 6,895
Accumulated amortization       (1,737)            (2,473)            (1,737)           (2,056)
                          ----------------  -----------------  ----------------  ----------------
                              $ 2,006            $ 4,366            $ 2,006           $ 4,389
                          ================  =================  ================  ================

Total Assets                  121,006            114,931            129,983           126,716

Accumulated deficit           (75,188)           (81,263)           (41,424)          (44,691)

Total Shareholders' Equity    101,976             95,901            117,380           114,113

Total Liabilities and
Shareholders' Equity          121,006            114,931            129,983           126,716


          The following table summarizes the impact of these adjustments on the results of operations for the years ended August 31, 2003, 2002 and 2001:


                                    August 31, 2003                       August 31, 2002                   August 31, 2001
                          -----------------------------------  ----------------------------------  ---------------------------------
                                As                 As                As                As                As                As
                             Reported           Restated          Reported          Restated          Reported          Restated
                          ----------------  -----------------  ----------------  ----------------  ----------------  ---------------
Depreciation and
amortization                  $ 1,968            $ 4,776            $ 3,399           $ 6,020           $ 3,615           $ 4,273

Total Operating Expenses       29,076             31,884             43,635            46,256            15,924            16,582
Loss from Operations          (28,267)           (31,075)           (36,522)          (39,143)           (8,222)           (8,880)
Net Loss                      (33,693)           (36,501)           (36,787)          (39,408)           (5,874)           (6,532)
Other Comprehensive Loss      (33,764)           (36,572)           (37,066)          (39,687)           (6,233)           (6,891)

Basic                         $ (0.35)           $ (0.38)           $ (0.57)          $ (0.62)          $ (0.12)          $ (0.13)
Diluted                       $ (0.35)           $ (0.38)           $ (0.57)          $ (0.62)          $ (0.12)          $ (0.14)
Comprehensive Loss            $ (0.35)           $ (0.38)           $ (0.58)          $ (0.62)          $ (0.13)          $ (0.14)



NOTE 3 -  Accounts Receivable:

          Accounts receivable consist of the following, in thousands:

                                                          August 31,
                                                     2003              2002
                                                  -----------      ------------
       Accounts Receivable                        $   2,116        $   5,270
       Allowance for Doubtful Accounts                 (412)            (242)
                                                  -----------      ------------
       Net Accounts Receivable                    $   1,704        $   5,028
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


          Components of intangible assets are as follows, in thousands:

                                        August 31, 2003                    August 31, 2002
                             -----------------------------------  ----------------------------------
                                   As                 As                As                As
                                Reported           Restated          Reported          Restated
                             ----------------  -----------------  ----------------  ----------------

Goodwill                         $82,138            $43,161            $84,017           $45,040
Accumulated amortization          (2,541)            (1,501)            (2,541)           (1,501)
                             ----------------  -----------------  ----------------  ----------------
                                 $79,597            $41,660            $81,476           $43,539
                             ================  =================  ================  ================

Contract rights                  $     -            $28,691            $     -           $28,691
Accumulated amortization               -             (5,101)                 -            (3,188)
                             ----------------  -----------------  ----------------  ----------------
                                 $     -            $23,590            $     -           $25,503
                             ================  =================  ================  ================

Customer relationships           $     -            $ 7,189            $     -           $ 7,189
Accumulated amortization               -             (1,277)                 -              (799)
                             ----------------  -----------------  ----------------  ----------------
                                 $     -            $ 5,912            $     -           $ 6,390
                             ================  =================  ================  ================

Other intangible assets          $ 3,743            $ 6,839            $ 3,743           $ 6,895
Accumulated amortization          (1,737)            (2,473)            (1,737)           (2,056)
                             ----------------  -----------------  ----------------  ----------------
                                 $ 2,006            $ 4,366            $ 2,006           $ 4,839
                             ================  =================  ================  ================


          The changes in the carrying amount of goodwill, net of accumulated amortization for the twelve months ended August 31, 2003 are as follows (in thousands):



                                                      Eagle             Other(1)        Total
                  Balance at August 31, 2002    $       45,040    $        6,895   $     83,538
                  Acquisitions and other (1)            (1,879)              (56)        (1,935)
                                                ---------------------------------------------------
                  Balance at August 31, 2003    $       43,161    $        6,839   $     81,603
                                                ===================================================


(1) Other primarily includes the $1,879,000 of impairment recorded against the Comtel goodwill as discussed in Note 1 (J) to the Company's Consolidated Financial Statements.


NOTE 5  - Business Combinations:


          On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designed, constructed, owned and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the acquisition, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $38,594 in goodwill, $7,189 in customer relationships, $28,691 in contract rights, $2,921 in acquired contracts, $175 in non-compete agreement, and $19,350 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797,000. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents.

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


                                                                                 August 31,
                                                                  2003             2002            2001
                                                             ------------       -----------     -----------
                  Computed expected tax benefit              $   (12,410)       $  (13,399)     $  (2,220)
                  Increase in valuation allowance                 12,410            13,399          2,220
                                                             ------------       -----------     -----------
                                                             $       ---         $      ---     $      ---
                                                             ============       ===========     ===========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2003 and 2002, are presented below, in thousands and include the balances of the merged company ClearWorks.net.


                                                                  2003            2002
                                                                ---------       ---------
                  Deferred tax assets:
                  Accounts receivable, principally due
                  to allowance for doubtful accounts      $            0  $             0

                  Net operating loss carry-forwards               37,572           25,162
                  Less valuation allowance                       (37,572)         (25,162)
                                                                ---------       ----------
                  Net deferred tax assets                            ---              ---

                  Deferred tax liabilities:
                  Differences in depreciation                          0                0
                                                                ---------       ----------
                  Net deferred tax liabilities            $            0  $             0
                                                                =========       ==========


          The valuation allowance for deferred tax assets of August 31, 2003, 2002, and 2001, was $37,572,000, $25,162,000, and $12,071,000,
          respectively. At August 31, 2003 and 2002, the Company has net operating loss carry-forwards of $110,507,000 and $74,006,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.


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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

NOTE 18 - Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share, in thousands except Per-Share Amount:



                                                              For the year ended August 31, 2003
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount

         Net Loss                                   $(36,501)

         Basic EPS:
          Income available to
          common stockholders                        (36,501)           95,465            $(0.38)
         Effect of Dilutive Securities
          Warrants                                   --------          --------          ---------

         Diluted EPS:
           Income available to
           common stockholders
            and assumed conversions.                $(36,501)           95,465            $(0.38)
                                                    =========          ========          =========






                                                            For the year ended August 31, 2002
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount

         Net Income                                $ (39,408)

         Basic EPS:
          Income available to
          common stockholders                        (39,408)           64,004             $(0.62)

         Effect of Dilutive Securities
         Warrants                                        ---               154                ---

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                $ (39,408)           64,158             $(0.62)
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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2003, 2002 and 2001:





                                                                   2003       2002          2001
                                                                           In thousands,
                                                                      except per share amounts
Net loss, as reported                                            $(36,501)  $(39,408)      $(6,532)
Add: Stock-based employee compensation included in reported net
 earnings (loss), net of related tax effects                            -          -             -
Less: stock-based employee compensation expense determined
 under fair-value based method for all awards, net of related
 tax effects                                                          (20)       (50)         (181)
                                                                 ---------  ---------  ------------

Pro forma net earnings (loss)                                    $(36,521)  $(39,458)      $(6,713)
                                                                 =========  =========  ============
Net loss per share:
  As reported                                                      $(0.38)    $(0.62)       $(0.13)
  Pro forma                                                        $(0.38)    $(0.62)       $(0.14)

Diluted net loss per share
  As reported                                                      $(0.38)    $(0.62)       $(0.13)
  Pro forma                                                        $(0.38)    $(0.62)       $(0.14)



Option activity was as follows for the years ended August 31, 2003, 2002 and 2001:


                                   2003                   2002                   2001
                                       Weighted-               Weighted-               Weighted-
                                        Average                 Average                 Average
                                       Exercise                Exercise                Exercise
                             Shares      Price      Shares       Price       Shares      Price
Outstanding at beginning of
 year                        355,170       $2.32    355,170         $2.32    242,607       $2.93
Granted                      50,961-        0.45          -             -    237,809        1.83
Assumed through
 acquisitions                      -           -          -             -          -           -
Exercised                          -           -          -             -          -           -
Forfeited/Cancelled                -           -          -             -    125,246        2.62
                            ---------              ---------                ---------

Outstanding at end of year   406,131        1.27    355,170         $2.32    355,170        2.32

Exercisable at year-end      406,131       $1.27    355,170         $2.32    355,170       $2.32


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






                                   For the year ending August 31, 2003

(in thousands)       APC/HSI   EBS/DSS     UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 4,220     2,809     2,433     1,803       328       ---    11,593
Segment Loss           (4,500)   (6,083)   (2,279)  (17,849)     (364)      ---   (31,075)
Total Assets            8,929    31,316       114   135,513    83,852  (144,793)  114,931
Capital Expenditures       11     6,254         1       ---       158       ---     6,424
Depreciation              372     1,351        72     3,184       253       ---     5,232

                                   For the year ending August 31, 2002

(in thousands)       APC/HSI   EBS/DSS     UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 8,767     2,657    16,143     1,699       551       ---    29,817
Segment Loss             (279)     (193)   (1,304)   (8,175)  (29,192)      ---   (39,143)
Total Assets            5,114    30,980       853   159,023    68,528  (137,782)  126,716
Capital Expenditures      125    12,034       ---       562       156       (11)   12,886
Dep. and Amort.           208       715       166     4,039     1,269       ---     6,397


                                   For the year ending August 31, 2001

(in thousands)       APC/HSI     EBS       UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 8,173       571    18,137     1,205        24              28,110
Segment Loss             (990)     (299)     (211)   (5,217)   (2,163)             (8,880)
Total Assets            5,351    13,149     4,394   156,113    34,128   (43,114)  170,021
Capital Expenditures      151     9,350        24       198     6,671              16,394
Dep. and Amort.           149     1,053        19     3,249       857               5,327

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003




Reconciliation of Segment Loss from        August 31,     August 31,     August 31,
 Operations to Net Loss:                      2003           2002           2001

Total segment loss from operations       $    (31,075)  $    (39,143)  $     (8,880)

Total Other Income (Expense)                   (5,426)          (265)         2,348
                                         -------------  -------------  -------------
Net Loss                                 $    (36,501)  $    (39,408)  $     (6,532)


          The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.


Note 23 - Quarterly Financial Data.

                           Nov. 30,    Feb. 28,      May 31,     Aug. 31,
                         ---------------------------------------------------
 Year Ended August 31,    (restated -  (restated -   (restated -  (restated -
  2003                     see Note 2)  see Note 2)   see Note 2)  see Note 2)

   Revenues                    4,618        3,063        1,847        2,065
   Net Earnings (loss)        (1,533)      (2,012)      (3,833)     (29,123)
   Basic Loss per Share        (0.02)       (0.03)       (0.05)       (0.28)
   Diluted Loss per Share      (0.02)       (0.03)       (0.05)       (0.28)

 Year Ended August 31,
  2002
   Revenues                    8,761        7,380        6,485        7,191
   Net Earnings (loss)        (4,026)      (2,668)      (2,479)     (30,234)
   Basic Loss per Share        (0.07)       (0.04)       (0.04)       (0.47)
   Diluted Loss per Share      (0.07)       (0.04)       (0.04)       (0.47)


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

