Form 10-Q
period 2004-07-15
EAGLE BROADBAND INC
filed 2004-07-15
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

                                    FORM 10-Q

                                   ___________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004

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

As of July 7, 2004, there were 201,964,815 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended May 31, 2004

                                Table of Contents


Part 1 - Financial Information                                              Page

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets at May 31, 2004, and August 31, 2003       3

        Consolidated Statements of Operations for the Three Months and
        Nine Months Ended May 31, 2004, and May 31, 2003                       4

        Consolidated Statements of Changes In Shareholders' Equity for the
        Nine Months Ended May 31, 2004, and Twelve Months Ended
        August 31, 2003                                                        5

        Consolidated Statements of Cash Flows for the Nine Months Ended
        May 31, 2004, and May 31, 2003                                         6

        Notes to the Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           37

Item 4.  Controls and Procedures                                              37

Part 2 - Other Information

Item 1.  Legal Proceedings                                                    38

Item 2.  Recent Sales of Unregistered Securities or Changes
         in Securities and Use of Proceeds.                                   38

Item 3.  Defaults Upon Senior Securities                                      38

Item 4.  Submission of Matters to a Vote of Security Holders                  38

Item 5.  Other Information                                                    38

Item 6.  Exhibits and Reports on Form 8-K                                     38

Signatures                                                                    40

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------

                                     ASSETS
                                                       May 31,        August 31,
                                                        2004            2003
                                                        ----            ----
                                                   (Unaudited)        (Audited)
                                                                       Restated
Current Assets:
     Cash and Cash Equivalents                   $        1,627   $      824
     Securities Available for Sale                        1,563        1,714
     Accounts Receivable, net                             4,622        1,704
     Inventories                                          2,859        3,199
     Net Investment in Direct Financing Leases              129          ---
     Prepaid Expenses                                       420          668
                                                 --------------   ----------
         Total Current Assets                            11,220        8,109

Property and Equipment:
     Operating Equipment                                 36,372       36,422
     Less:  Accumulated Depreciation                     (7,277)      (5,689)
                                                 --------------   ----------
         Total Property and Equipment                    29,095       30,733

Other Assets:
     Deferred Costs                                         ---          334
     Net Investment in Direct Financing Leases              409          ---
     Goodwill, net                                       41,660       41,660
     Contract rights, net                                22,156       23,590
     Customer relations, net                              5,551        5,912
     Other Intangible Assets, net                         4,132        4,366
     Other Assets                                           784          227
                                                 --------------   ----------
         Total Other Assets                              74,692       76,089
                                                 --------------   ----------
Total Assets                                     $     115,007    $  114,931
                                                 ==============   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                            $        8,928   $    5,461
     Accrued Expenses                                     3,616        7,560
     Notes Payable                                        5,581        5,779
     Deferred Revenue                                       492          230
                                                 --------------   ----------

         Total Current Liabilities                      18,617        19,030

Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                 ---          ---
     Common Stock  -  $.001 par value
         Authorized Shares at May 31, 2004, and
         August 31, 2003 -- 350,000,000 and
         200,000,000, respectively
         Issued and Outstanding Shares at May 31,
         2004, and August 31, 2003 -- 188,479,000
         and 147,447,000, respectively                      188          147
     Paid in Capital                                    201,026      177,017
     Retained Earnings                                 (104,141)    (80,536)
     Accumulated Comprehensive Income (Loss)               (683)       (727)
                                                 --------------   ----------

         Total Shareholders' Equity                      96,390       95,901
                                                 --------------   ----------
Total Liabilities and Shareholders' Equity       $      115,007   $  114,931
                                                 ==============   ==========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------

                                                     For the Three Months ended May 31        For the Nine Months ended May 31

                                                          2004               2003                  2004               2003
                                                     ---------------     --------------     ---------------    ---------------
Net Sales:
    Structured Wiring                                $                   $                  $                  $
    Broadband Services                                       156                 598                673              3,198
    Products                                                 709                 657              4,805              2,219
    Other                                                  4,226                 527              5,673              2,722
                                                             ---                  65                 81              1,389
                                                     ---------------     --------------     ---------------    ---------------
Total Sales                                                5,091               1,847             11,232              9,528
                                                     ---------------     --------------     ---------------    ---------------
Costs of Goods Sold:
    Direct Labor and Related Costs                           226                 245              1,078                993
    Products and Integration Service                       3,937                 605              4,375              2,256
    Structured Wiring Labor and Materials                    115                 326                376                984
    Broadband Services Costs                                 304                 152              2,550                682
    Depreciation and Amortization                            285                 114                856                342
    Other Manufacturing Costs                                ---                 ---                 26                155
                                                     ---------------     --------------     ---------------    ---------------
Total Costs of Goods Sold                                  4,867               1,442              9,261              5,412
                                                     ---------------     --------------     ---------------    ---------------
Gross Profit                                                 224                 405              1,971              4,116
                                                     ---------------     --------------     ---------------    ---------------
Operating Expenses:
    Selling, General and Administrative:
        Salaries and Related Costs                           884                 413              7,686              3,276
        Advertising and Promotion                            ---                  21                 20                 77
        Depreciation and Amortization                        960                 915              2,945              2,709
        Other Support Costs                                2,494               2,524              6,586              4,766
        Research and Development                             129                 125                395                184
                                                     ---------------     --------------     ---------------    ---------------
Total Operating Expenses                                   4,467               3,998             17,632             11,012
                                                     ---------------     --------------     ---------------    ---------------

Loss from Operations                                      (4,243)             (3,593)           (15,661)            (6,896)

Other Income / (Expenses):
    Interest Income - Net                                     10                  52                 21                  69
    Interest (Expense)                                      (140)               (292)            (7,789)               (551)
    Loss on Sale of Assets                                   ---                 ---               (642)               ---
    Gain on Sale of Marketable Securities                    ---                 ---                466                ---
                                                     ---------------     --------------     ---------------    ---------------
       Total Other Income (Expense)                         (130)               (240)            (7,944)              (482)

Net Loss                                                  (4,373)             (3,833)           (23,605)            (7,378)
                                                     ---------------     --------------     ---------------    ---------------

Other Comprehensive Loss
Unrealized Holding Gain/(Loss)                               (11)                346                 44               (595)
                                                     ---------------     --------------     ---------------    ---------------
Other Comprehensive Loss                               $  (4,384)          $  (3,487)        $  (23,561)         $  (7,973)
                                                     ===============     ==============     ===============    ===============
Net Loss per Common Share:
Basic                                                     $ (0.02)            $ (0.05)           $ (0.13)            $ (0.09)
Diluted                                                   $ (0.02)            $ (0.05)           $ (0.13)            $ (0.09)
Comprehensive Loss                                        $ (0.02)            $ (0.05)           $ (0.13)            $ (0.09)


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------



                                                                Additional                  Accumulated     Total
                                                    Preferred   Paid in        Retained    Comprehensive  Shareholders
                           Shares       Value         Stock     Capital        Earnings        Income       Equity
                           ------       -----       ---------   ----------     --------    -------------  ------------
Total Shareholders'         73,051         $ 73       ---       $ 158,731      $(44,035)       $ (656)        $114,113
Equity As of August 31,
2002
                           ========    ===========   ======     ===========    ============   ===========   ===========

Net Loss                       ---         ---        ---             ---       (36,501)                      (36,501)

New Stock Issued to
Shareholders
  Services and
  Compensation               7,437            7       ---           1,813            ---                         1,820
  Property and Other
  Assets                    14,938           15       ---           3,032            ---                         3,047
  Retirement of Debt and
  Liabilities               50,816           51       ---          13,827            ---                        13,878
  Employee Stock Option
  Plan                       1,647            2       ---             180            ---                           182

Syndication Costs              ---          ---       ---           (368)            ---                         (368)

Treasury Stock               (442)          (1)       ---           (198)            ---                         (199)

Unrealized Holding Loss        ---          ---       ---             ---            ---          (71)            (71)

Total Shareholders'
Equity
   As of August 31, 2003   147,447          147       ---         177,017       (80,536)         (727)          95,901
                           ========    ===========   ======     ===========    ============   ===========    ==========

Net Loss for the Nine
Months Ended May 31, 2004      ---          ---       ---             ---       (23,605)                      (23,605)

New Stock Issued to
Shareholders
  Services and
  Compensation               5,090            5       ---           4,448            ---                         4,453
  Property and Other
  Assets                                              ---                            ---
  Retirement of Debt and
  Liabilities               35,942           36       ---           8,156            ---                         8,192
  Interest for
  Beneficial Conversion
  Value                                               ---           6,912            ---                         6,912
   Retirements /
 Issuance of Warrants                                               4,493                                        4,493

Unrealized Holding Gain                               ---                                           44              44

Total Shareholders'
Equity as of
May 31, 2004               188,479         $188       ---        $201,026      $(104,141)       $ (683)         $96,390
                           ========    ===========   ======     ===========    ============   ===========   ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------


                                                                             For the Nine Months Ended May 31,
                                                                      ------------------------------------------------

                                                                                  2004                 2003
                                                                              -------------        -------------
                                                                                                      Restated
Cash Flows from Operating Activities:
Net Loss                                                                       $ (23,605)              $ (7,378)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
        Gain (Loss) on Sale of Assets                                                 611                   ---
        Interest for Beneficial Conversion Value                                    6,912                    91
        Depreciation and Amortization                                               3,801                 3,051
        Stock Issued for Interest Expense                                             108                   266
        Stock Issued for Services Rendered                                          8,947                 1,060
        Allowance for Doubtful Accounts                                               372                   643
        (Increase)/Decrease in Accounts Receivable                                (3,246)                   837
        (Increase)/Decrease in Inventories                                            340               (1,124)
        (Increase)/Decrease in Direct Finance Leasing                               (538)                   ---
        (Increase)/Decrease in Prepaid Expenses                                       248                 (777)
        Increase/(Decrease) in Accounts Payable                                     3,467                 1,284
        Increase/(Decrease) in Accrued Expenses                                   (1,453)                 1,456
                                                                              -------------        -------------
                Total Adjustment                                                   19,569                 6,787
                                                                              -------------        -------------

Net Cash Used by Operating Activities                                             (4,036)                 (591)

Cash Flows from Investing Activities:
        (Purchase)/Disposal of Property and Equipment                               (686)               (3,486)
        (Increase)/Decrease in Deferred Costs                                         334                  (52)
        (Increase)/Decrease in Intangible Costs                                       ---                 (368)
        (Increase)/Decrease in Marketable Securities                                  151                   951
        (Increase)/Decrease in Other Assets                                          (557)                  ---
                                                                              -------------        -------------

Net Cash Used by Investing Activities                                               (758)               (2,955)
                                                                              -------------        -------------

Cash Flows from Financing Activities:
       Increase/(Decrease) in Notes Payable & Long-Term Debt                        5,597                 3,360
                                                                              -------------        -------------

Net Cash Provided by Financing Activities                                           5,597                 3,360
                                                                              -------------        -------------

Net Increase/(Decrease) in Cash                                                       803                 (186)
                                                                              -------------        -------------

Cash at the Beginning of Period                                                       824                 1,273
Cash at the End of Period                                                          $1,627                $1,087
                                                                              =============        =============

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
       Interest                                                                      $312                 $ 286
       Income Taxes                                                                   ---                   ---


     Supplemental non-cash investing activities (See Note 21) and changes in shareholder's equity.


See accompanying notes to consolidated financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

          Eagle Broadband, Inc., (the Company or Eagle) incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a supplier of broadband products and services, providing telecommunications equipment with related software, broadband products, and fiber and cable as used by service providers in the paging and other personal communications markets. The Company designs, manufactures, markets and services its products under the Eagle Broadband, Inc., and BroadbandMagic names. These products include transmitters, receivers, controllers, software, convergent set-top boxes, fiber, cable, and other equipment used in commercial and personal communications systems and radio and telephone systems. Additionally, the Company provides cable television, telephone, security, Internet connectivity, and related services under a bundled digital services package, commonly known as "BDS," through single-source billing. Also provided are last-mile cable and fiber installation services, as well as comprehensive IT products and services.

A)        Consolidation

          At May 31, 2004, the Company's subsidiaries were: Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc. (COMM) - operated as Eagle BDS Services; ClearWorks Home Systems, Inc. (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc. (CWI) - operating as Eagle Paging Services; DSS Security, Inc.,
          (DSS) - operated as Eagle Security Services; United Computing Group, Inc. (UCG) - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)        Cash and Cash Equivalents

          The Company has $1,627,000 and $824,000 of cash invested in interest bearing accounts and cash equivalents at May 31, 2004, and August 31, 2003, respectively.

          The Company also has securities available for sale that include 967,500 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $867,650 and an aggregate fair market value of $1,563,149 and are included in the Balance Sheet category of Securities Available for Sale as of May 31, 2004. See (Note 8)

          Subsequent to the quarter ended May 31, 2004, Celerity Systems, Inc. repurchased the Celerity Systems common stock and bonds from the Company for $662,308 in cash.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

D)        Inventories

          Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:


                                       May 31,                     August 31,
                                          2004                          2003
                                       ---------                   -----------
            Raw Materials              $   1,437                  $    1,826
            Work in Process                  915                       1,237
            Finished Goods                   507                         136
                                       ---------                   -----------
                                       $   2,859                  $    3,199
                                       =========                   ===========

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

          Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of May 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

          Deferred Revenues

          Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $491,953 and $230,397 as of May 31, 2004, and August 31, 2003,
          respectively.

          EAGLE WIRELESS INTERNATIONAL, INC.
          Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category Eagle within Note 20 - Industry Segments.

          BROADBANDMAGIC
          BroadbandMagic designs, manufactures and markets the convergent set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category Eagle within Note 20 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

          EAGLE BROADBAND, INC.
          Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc., revenues are reported under the category of Products on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category Eagle within Note 20 - Industry Segments.

          EAGLE BDS SERVICES - DBA CLEARWORKS COMMUNICATIONS, INC.
          ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. Eagle BDS Services' revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category EBS/DSS within
          Note 20 - Industry Segments.

          EAGLE RESIDENTIAL STRUCTURED WIRING-DBA CLEARWORKS HOME SYSTEMS, INC. ClearWorks Home Systems, Inc., sells and installs structured wiring and audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category
          APC/HSI within Note 20 - Industry Segments.

          EAGLE COMMUNICATION SERVICES-DBA ATLANTIC PACIFIC COMMUNICATIONS, INC. Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category of Structured Wiring on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category APC/HSI within Note 20 - Industry Segments.

          ETOOLZ, INC.
          Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

          EAGLE MESSAGING SERVICES - DBA LINK TWO COMMUNICATIONS, INC.
          Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category Eagle within Note 20 - Industry Segments.

          EAGLE PAGING SERVICES - DBA CONTACT WIRELESS, INC.
          Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category of Other on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category Other within Note
          20 - Industry Segments.

          EAGLE SECURITY SERVICES - DBA DSS SECURITY, INC.
          DSS Security, Inc., provides security monitoring services to residential and commercial customers, purchases and resells and bundles and sells contracts from its own portfolio to independent third party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle's Security Services revenues are reported under the category of Broadband Services on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category EBS/DSS within
          Note 20 - Industry Segments.

          EAGLE TECHNOLOGY SERVICES - DBA UNITED COMPUTING GROUP, INC.
          United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. Eagle's Technology Services product revenues are reported under the category of "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page 4 of this report and also under the category UCG within Note 20 - Industry Segments.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

F)        Research and Development Costs

          For the three months ended May 31, 2004, and May 31, 2003, the Company performed research and development activities for internal projects related to its Orb'Phone Exchange, convergent set-top boxes as well as its multi-media entertainment centers. Research and development costs of $129,000 and $125,000 were expensed for the three months ended May 31, 2004, and May 31, 2003, respectively. Research and development costs of $395,000 and $184,000 were expensed for the nine months ended May 31, 2004, and May 31, 2003, respectively.

          No research and development services were performed for outside parties for the three months ended May 31, 2004 and May 31, 2003.

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

                                                     May 29,        August 31,
                                                        2004            2003
                                                     --------       -----------
           Weighted Average Number of Common
             Shares Outstanding Including

           Primary Common Stock Equivalents            179,228          95,465
           Fully Dilutive Common Stock Equivalents     179,228          95,465


I)        Impairment of Long-Lived Assets and Goodwill

          Our long-lived assets primarily include goodwill, contract rights and customer relationships Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

                1)       Quoted market prices in active markets.
                2)       Estimate based on prices of similar assets
                3)       Estimate based on valuation techniques

          As of May 31, 2004, no impairment existed.

J)        Intangible Assets

          Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

          Contract rights and customer relationships relate to the Company rights to deliver bundled digital services such as, Internet, telephone, cable television and security monitoring services to certain residential and business users that were acquired in the Clearworks.net, Inc. merger, and are being amortized over the lives of the contracts which is fifteen (15) years..

          Other intangible assets consist of licenses and permits and other acquired contracts, which are being amortized using the straight-line method over their estimated useful lives of 1 to twenty (20) years. Eagle's licenses include FCC licenses for designated narrowband personal communications services, radio frequencies or spectrum to service providers. Eagle does not maintain that these licenses have an indefinite life, but rather has ceased amortizing the remaining balance of $1,562,000, as management believes that this balance represents the salvage value of such assets. Eagle, to date, has maintained all operational requirements to keep its licenses current, and periodically assesses both future operating requirements as well as the salvage of such assets.

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

          Eagle assessed the fair value of the intangible assets as of August 31, 2003, and May 31, 2004, and concluded that the goodwill valuation remains at an amount greater than the current carrying value.

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

K)        Advertising Costs

          Advertising costs have been capitalized and amortized on the basis of contractual agreements entered into by the Company. These contracts are amortized over the life of the individual contracts or expensed in the period incurred. For the three and nine months ended May 31, 2004, the Company has expensed $0, and $21,000. For the three and nine months ended May 31, 2003, the Company has expensed $20,000 and $77,000.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

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

O)        Other Comprehensive Income

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income." For the three months ended May 31, 2004, and May 31, 2003, the Company recorded a comprehensive loss of $11,000 and comprehensive gain of $346,000, respectively. For the nine months ended May 31, 2004, and May 31, 2003, the Company recorded a comprehensive gain of $44,000 and a comprehensive loss of $595,000, respectively.

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

Q)        Reclassification

          The Company has reclassified certain assets, costs and expenses for the three and nine months ended May 31, 2004, and May 31, 2003, to facilitate comparisons.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

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

S)        Product Warranties

          The Company warrants its products against defects in design, materials and workmanship generally for nine months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at May 31, 2004, and May 31, 2003. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

          The accompanying consolidated financial statements for the three and nine months ended May 31, 2003 have been restated to correctly present amortization expense and net loss.

          The following table summarizes the impact of these adjustments on the results of operations for the three and nine months ended May 31, 2003.



                                                Three Months Ended              Nine Months Ended
                                                   May 31, 2003                  May 31, 2003
                                              As               As                As            As
                                            Reported        Restated          Reported      Restated
                                           ---------      -----------         ---------     --------
                 Depreciation and
                 amortization              $      213     $       915       $      603     $    2,709
                 Total Operating Expenses
                                                3,086           3,998            8,365         11,012
                 Loss from Operations          (2,681)         (3,593)          (4,249)        (6,896)
                 Net Loss                      (2,921)         (3,833)          (4,731)        (7,378)
                 Other Comprehensive Loss
                                               (2,575)         (3,487)          (5,326)        (7,973)

                 Basic                     $    (0.04)    $     (0.05)      $    (0.06)    $    (0.09)
                 Diluted                   $    (0.04)    $     (0.05)      $    (0.06)    $    (0.09)
                 Comprehensive Loss        $    (0.04)    $     (0.05)      $    (0.06)    $    (0.09)


NOTE 3 - ACCOUNTS RECEIVABLE:

                  Accounts receivable consist of the following, in thousands:

                                                         May 31,      August 31,
                                                          2004          2003
                                                         -------      ---------

                  Accounts Receivable               $     4,958     $     2,116
                  Allowance for Doubtful Accounts          (336)          (412)
                                                         --------      --------
                  Net Accounts Receivable           $     4,622     $     1,704
                                                         ========      ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

       Components of property, plant and equipment are as follows, in thousands:

                                                     May 31,         August 31,
                                                       2004            2003
                                                     --------        ----------
         Automobile                               $       143       $      143
         Headend Facility & Fiber Infrastructure       27,361           26,688
         Furniture, Fixtures & Equipment                1,539            1,544
         Leasehold Improvements                           124              122
         Property, Manufacturing & Equipment            7,205            7,925
                                                  -----------        ---------
                                                  -----------        ---------
             Total Property, Plant & Equipment         36,372           36,422
                Less: Accumulated Depreciation         (7,277)         (5,689)
                                                  -----------       -----------
             Net Property, Plant & Equipment      $    29,095       $   30,733
                                                  ===========       ===========

          Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $16,125 and $18,000 for the three months ended May 31, 2004, and May 31, 2003, respectively, whereas it did not have any capitalized major improvements for the same time periods. Eagle expensed repairs and maintenance of $35,698 and $26,000 for the nine months ended May 31, 2004, and May 31, 2003, respectively, whereas it did not have any capitalized major improvements for the same time periods.

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

          The Company has also reclassified the accumulated amortization relating to goodwill and intangible assets.


NOTE 5 - NOTES PAYABLE:

         The following table lists the Company's note obligations as of May 31, 2004, and August 31, 2003, in thousands:


                                                         Annual
                                                        Interest                       May 31,      August 31,
                                                          Rate          Due Date         2004         2003
                                                    ---------------- --------------- ------------- -----------
                 Vehicles                               Various        Various       $       ---   $        4
                 5% Convertible Debenture (Note 9)       5 .0%          Demand               ---        1,200
                 Tail Wind Convertible Debenture         2.0%           Demand               ---        1,595
                 Notes Payable - Investor Group          10.0%       October 2003            ---          900
                 Notes Payable - Q Series Bonds          12.0%         Various             5,275        1,363
                 Other                                  Various        Various               306          717
                                                                                        ----------    -------
                 Total notes Payable                                                 $     5,581     $  5,779
                                                                                        ----------    -------
                 Less Current Portion                                                      5,581        5,779
                                                                                        ----------    -------
                 Total Long-Term Debt                                                $       ---$         ---
                                                                                        ==========    =======

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

          UCG entered into a credit facility with Southwest Bank of Texas (SWBT) to provide working capital, repay the IBM credit line and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $3,000,000 based on eligible accounts receivable and is secured by UCG accounts receivable and guaranteed by Eagle Broadband, Inc. During the first quarter of fiscal 2004, UCG repaid and canceled the line of credit,

NOTE 7 - CONVERTIBLE DEBENTURES:

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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

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

NOTE 8 - SECURITIES AVAILABLE FOR SALE:

          At May 31, 2004 and August 31, 2003, all of the Company's marketable equity securities are classified as available-for-sale.

          Securities available for sale include 967,500 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds as of May 31, 2004. These common stock and bond investments have an aggregate cost basis of $867,650 and an aggregate fair market value of $1,563,149.

          Subsequent to the quarter ended May 31, 2004, Celerity Systems, Inc. repurchased the Celerity Systems common stock and bonds from the Company for $662,308 in cash.

NOTE 9 - INCOME TAXES:

         The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                               May 31,           August 31,
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

                                               May 31,          August 31,
                                                2004               2003
                                           --------------      -----------
          Computed Expected Tax Benefit    $    (8,026)        $  (11,456)
          Increase in Valuation Allowance        8,026             11,456
                                           --------------      -----------
                                           $     0             $    0
                                           ==============      ===========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2004, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004



                                                               May 31,            August 31,
                                                                2004                2003
                                                        -----------------        -----------
           Deferred tax assets:
           Accounts Receivable, Principally Due to
           Allowance for Doubtful Accounts              $      ---               $     ---

           Net Operating Loss Carry-Forwards                43,529                    35,503
           Less Valuation Allowance                        (43,529)                  (35,503)
                                                        -----------------        -----------
           Net Deferred Tax Assets                             ---                     ---

           Deferred Tax Liabilities:
           Differences in Depreciation                         ---                     ---
                                                        -----------------        ------------

           Net Deferred Tax Liabilities               $        ---               $     ---
                                                        =================        ============

          The valuation allowance for deferred tax assets of May 31, 2004, and August 31, 2003, was $43,529,000 and $35,503,000, respectively. At May
          31, 2004, the Company has net operating loss carry-forwards of $128,026,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.

NOTE 10 - ISSUANCE OF COMMON STOCK:

          For the nine months ended May 31, 2004, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.

          Shares Outstanding August 31, 2003                             147,447
                                                                       ---------
          Shares Issued for Retirement of Debt and Liabilities            35,942
          Shares Issued for Services, Compensation, Property and           5,090
          Other Assets
                                                                       ---------
          Shares Outstanding May 31, 2004                                188,479
                                                                       =========

NOTE 11 - PREFERRED STOCK, STOCK OPTIONS AND WARRANTS:

          In July 1996, the Board of Directors and majority shareholders adopted an employee stock option plan under which 400,000 shares of Common Stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. As of May 31, 2004, options to purchase 351,233 are outstanding and 648,767 are available to be issued.

          The Company has issued (or has acquired through its acquisitions) and has outstanding the following warrants which have not yet been exercised at May 31, 2004:

          50,000 stock purchase options issued to L. A. Delmonico Consulting, Inc., expiring April 4, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.04 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of May 31, 2004, none of these options have been exercised

          25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. As of May 31, 2004, these warrants have expired unexercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.00 per share. The shares of common stock underlying these have not been registered as of November 30, 2002, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          41,667 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $2.25 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          58,333 stock purchase warrants issued to Peter Miles expiring July 20, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $3.00 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


          25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2004. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $1.35 per share. The shares of common stock underlying these warrants were registered for resale on August 9, 2002, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

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

          25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.61 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          192,000 stock purchase warrants issued to Tech Technologies Services, LLC, expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been registered, issued or exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.39 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          240,000 stock purchase warrants issued to Shannon D. McLeroy expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been registered, issued or exercised.

          168,000 stock purchase warrants issued to Michael T. McClere expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been registered, issued or exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2005. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.35 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          40,000 stock purchase warrants issued to Rachel McClere 1998 Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been registered, issued or exercised.

          160,000 stock purchase warrants issued to McClere Family Trust expiring April 24, 2008. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $7.50 per share. The shares of common stock underlying these warrants have not been registered or issued, under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been registered, issued or exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring January 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.28 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring April 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.26 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          25,000 stock purchase warrants issued to Synchton, Inc., expiring July 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.38 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


          25,000 stock purchase warrants issued to Synchton, Inc., expiring October 1, 2006. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.45 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          3,650,000 stock purchase warrants issued to Eagle Broadband employees under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.41 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          400,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.60 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          500,000 stock purchase warrants issued to Eagle Broadband employee under incentive clauses of employment contracts expiring September 1, 2008. The warrants vest based on market performance of Eagle's common stock at market capitalization between $50 million and $200 million. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.001 per share at a purchase price of $0.75 per share. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been exercised.

          The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                      Warrants Issued &                            Warrants
                          Outstanding                              Exercisable
          -----------------------------------  ---------------------------------
Class of
Warrants        May 31,2004   August 31, 2003     May 31,2004    August 31, 2003
--------------------------------------------------------------------------------
     0.26           25,000            25,000          25,000              25,000
     0.28           25,000            25,000          25,000              25,000
     0.35           25,000            25,000          25,000              25,000
     0.38           50,000            50,000          50,000              50,000
     0.39           25,000            25,000          25,000              25,000
     0.41        3,650,000         3,800,000       3,650,000           1,550,000
     0.45           25,000            25,000          25,000              25,000
     0.60          400,000           400,000         400,000                   -
     0.61           25,000            25,000          25,000              25,000
     0.69           25,000            25,000          25,000              25,000
     0.75          500,000           500,000         500,000                   -
     1.04           50,000            50,000          50,000              50,000
     1.35           25,000            25,000          25,000              25,000
     2.00           41,667            41,667          41,667              41,667
     2.25           41,667            41,667          41,667              41,667
     3.00           58,333            58,333          58,333              58,333
     7.50          192,000           192,000         192,000             192,000
     7.50          240,000           240,000         240,000             240,000
     7.50          168,000           168,000         168,000             168,000
     7.50          200,000           200,000         200,000             200,000
   ESOP            351,233 *         406,131 *       351,233 *           406,131
          -----------------  ----------------  --------------  -----------------
                 6,142,900 **      6,347,798 **    6,142,900 **        3,197,798
          =================  ================  ==============  =================

          *Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the period ended May 31, 2004, and August 31, 2003.

          **Denotes 12,650,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring five years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $10.00 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2004, none of these warrants have been either earned or exercised.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


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

NOTE 13 - RISK FACTORS:

          For the nine months ended May 31, 2004, and May 31, 2003, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling computer services and broadband industry. Approximately eighty-five percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate fifteen percent remainder have been created relatively evenly over the rest of the nation during the nine months ended May 31, 2004. Whereas approximately seventy-six percent of the Company's revenues and receivables have been created solely in the state of Texas, zero percent have been created in the international market, and the approximate twenty-four percent remainder has been created relatively evenly over the rest of the nation for the nine months ended May 31, 2003. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 14 - FOREIGN OPERATIONS:

          Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 0% for the nine months ended May 31, 2004, and May 31, 2003, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES:

          Leases

          For the nine months ending May 31, 2004, and May 31, 2003, rental expenses of approximately $464,000 and $709,000 respectively, were incurred.

          The Company renewed its primary office lease space in League City, Texas, for $24,983 per month with South Shore Harbor Development, Ltd. The renewal lease commenced on June 1, 2004, and expires on May 31, 2009. The Lessor agreed to grant the Company a one-time option to terminate the lease at 36 months by paying an unamortized leasing commission of $35,000 and a penalty of 1.5 months rent of $37,000 for a combined total of $72,000.

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

          The Company's wholly owned subsidiary, Contact Wireless, Inc., leases office space in San Antonio, Texas with Cotter & Sons. This non-cancelable lease expires August 2004. The monthly payments are $2,698.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


         Future obligations under the non-cancelable lease terms areas follows:


                       Period Ending August 31,             Amount
                                                         -------------
                                 2004                      $ 189,574
                                 2005                        447,761
                                 2006                        375,521
                                 2007                        339,180
                                 2008                        325,316
                                 2009                        243,988
                                                         -------------
                                Total                     $1,921,340
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

          On September 26, 2003, Intratech served a lawsuit on ClearWorks.net in Intratech Capital Partners, Ltd. vs. ClearWorks.net, Inc.; Case No. CF3 20136 in the High Court of Justice, Queen's Bench Division, Cardiff District Registry. This lawsuit presents claims for breach of contract for failing to pay the plaintiff for financial advice and services allegedly rendered. The complaint seeks damages of $6,796,245, plus attorneys' fees and costs. ClearWorks denies the claims and intends to vigorously defend this lawsuit and claims against it. The Company has accrued $100,000 in its fiscal 2003 financial statements for litigation expenses but has not accrued any settlement costs against this lawsuit as the outcome cannot be predicted at this time.

          On or about September 2003, Enron sued United Computing Group, Inc., in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000. Defendant has filed an answer, denies the claims, and intends to vigorously defend this lawsuit and claims against it. The Company has not accrued any expenses against this lawsuit as the outcome cannot be predicted at this time.

          On January 31, 2004, Eagle became a defendant in Avnet, Inc. d/b/a Cilicon vs. Eagle Broadband, Inc. f/k/a Eagle Wireless International, Inc.; Cause No. 04CV0046; in the 56th Judicial Court, Galveston County, Texas. This suit presents claims for breach of contract, anticipatory breach, failure to pay money due on sworn account and quantum meruit. The suit seeks recovery of damages in the sum of $780,056, plus interest, attorney fees and court costs. The Company settled this lawsuit on April 6, 2004, for cash to be paid totaling $612,500 between April 30, 2004, and June 30, 2004, and consequently $612,500 was charged to operations in the Company's fiscal 2003 and 2004 financial statements.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

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

NOTE 16 - EARNINGS PER SHARE:

          The following table sets forth the computation of basic and diluted earnings per share, in thousands (except Per-Share Amount):


                                                         For the nine months ended May 31, 2004
                                                      Income            Shares          Per-Share
                                                    (Numerator)      (Denominator)        Amount
         Net Loss                                  $(23,605)

         Basic EPS:
          Income Available to
          Common Stockholders                       $(23,605)          179,228            $(0.13)

         Effect of Dilutive Securities
           Warrants                                     ---               ---                 ---
                                                    ---------           --------         ---------

         Diluted EPS:
           Income Available to
           Common Stockholders
             and Assumed Conversions.               $(23,605)          179,228            $(0.13)
                                                    =========          =========         =========


                                                         For the nine months ended May 31, 2003
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount
         Net Loss                                     $(7,378)

         Basic EPS:
          Income Available to
          Common Stockholders                         $(7,378)           83,117            $(0.09)

         Effect of Dilutive Securities
           Warrants                                                         154
                                                    ---------           --------         ---------

         Diluted EPS:
           Income Available to
           Common Stockholders
             and Assumed Conversions.                 $(7,378)           83,271            $(0.09)
                                                    ---------           --------         ---------

          For the nine months ended May 31, 2004, and May 31, 2003, anti-dilutive securities existed (see Note 11).

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


NOTE 17 - EMPLOYEE STOCK OPTION PLAN:

          In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of May 31, 2004, 351,233 options have been issued and are outstanding to various employees.

          The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. For the nine months ended May 2004 and 2003, the impact on net income is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:


                                                           May 31,              May 31,
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


          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three-month period ended May 31, 2004, and May 31, 2003:



                                                                                      2004           2003
                                                                                  -------------  -------------
   Net loss, as reported                                                          $    (4,373)   $    (3,833)
   Add: Stock-Based Employee Compensation Included in Reported Net Earnings
   (Loss), Net of Related Tax Effects                                                       -              -
   Less: Stock-Based Employee Compensation Expense Determined under Fair-Value
   Based Method for All Awards, Net of Related Tax Effects                                 (-)            (-)
                                                                                  -------------  -------------

   PRO FORMA NET EARNINGS (LOSS)                                                  $    (4,373)   $    (3,833)
                                                                                  =============  =============

       Net Loss Per Share:
           As Reported                                                            $     (0.02)   $     (0.05)
           Pro Forma                                                              $     (0.02)   $     (0.05)

       Diluted Net Loss Per Share
           As Reported                                                            $     (0.02)   $     (0.05)
           Pro Forma                                                              $     (0.02)   $     (0.05)


         Option activity was as follows for the nine months ended May 31, 2004:


                                                                                             Weighted-Average
                                                                              Shares          Exercise Price
                                                                            -------------     ----------------

                       Outstanding at beginning of year                         406,131       $    1.27
                       Granted                                                        -
                       Assumed through acquisitions                                   -
                       Exercised                                                (54,898)           0.66
                       Forfeited/Cancelled                                            -               -

                       Outstanding at end of year                               351,233            1.36

                       Exercisable at year-end                                  351,233       $    1.36

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


         Information about options outstanding was as follows at May 31, 2004:


                                             Options Outstanding                             Options Exercisable
                           ---------------------------------------------------------   ---------------------------------

                                                    Weighted-           Weighted-                           Weighted-
                                                     Average             Average                             Average
                                                    Remaining          ------------                        ------------
                                 Number            Contractual          Exercise          Number            Exercise
Range of Exercise Prices      Outstanding         Life in Years          Price          Exercisable          Price
                           ------------------    ----------------      ------------     ------------       ------------
$0-$1.00                        213,141                5.0                $0.55             213,141           $0.55
$1.01-$2.00                     112,532                5.0                $1.73             112,532           $1.73
$2.01-$7.50                      25,550                5.5                $6.55              25,550           $6.55
                           ---------------------------------------------------------------------------------------------

                                351,233                5.2                $2.32             351,233           $2.32
                           ==================    ================     ==============   ================   ==============


NOTE 18 - RETIREMENT PLANS:

          During October 1997, the Company initiated a 401(k) plan for its employees, which is funded through the contributions of its participants. This plan maintains that the Company will match up to 3% of each participant's contribution. For the three months ended May 31, 2004, and May 31, 2003, employee contributions were approximately $28,091 and $0 respectively. The Company matched approximately $0 and $0 respectively for those same periods.

NOTE 19 - MAJOR CUSTOMERS:

          The Company had gross sales of $5,091,000 and $1,847,000 for the three months ended May 31, 2004, and May 31, 2003, respectively. The three month period ended May 31, 2004, reflects $3,788,175 or 74% of the quarter's total sales from a major customer in conjunction with shipments of products that included multimedia set-top boxes and other related equipment.

          The Company had gross sales of $11,232,000 and $9,528,000 for the nine months ended May 31, 2004, and May 31, 2003, respectively. The nine month period ended May 31, 2004, included $2,873,548 or 26% of the nine month period total sales from Sweetwater Security Capital, LLC, in conjunction with contracts valued at $3,115,354 that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. The remaining $241,806 associated with these contracts has been deferred in conjunction with nine-month holdback provisions of these contracts. Additionally, the nine-month ended May 31, 2004, included $934,592 or 8% of the nine months total sales from General Dynamics in conjunction with shipments of convergent set-top-boxes. Also during the third quarter May 31, 2004, Eagle Broadband Inc, had sales of $3,788,175 or 34% sales to major customers for shipment of multimedia set-top boxes and related equipment.

          There were no parties individually that represented greater than ten percent of the revenues in the three and nine months ended May 31, 2003.

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

                    Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004


          United Computing Group, Inc., (UCG) is an accelerator company and computer hardware and software reseller. UCG / INT maintain a national market presence.

          Link Two Communications, Inc., (Link II) is in the development and delivery of one- and two-way messaging systems.

          DSS Security, Inc., (DSS) is a security monitoring company.

          ClearWorks.net, Inc., (.NET) is inactive with exception of debt related expenses.

          Contact Wireless, Inc., is a paging, cellular, and mobile services provider and reseller.


                                      For the nine months ending May 31, 2004

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                      673      4,805        445      5,228        81        ---     11,232
                Segment Loss                (688)    (1,475)       (19)   (13,449)      (30)       ---    (15,661)
                Total Assets                 361     28,830         72    168,354    57,006   (139,615)   115,007
                Capital Expenditures           0        692         16         41         0                   749
                Depreciation                 132      1,156         46      2,391        76        ---      3,801

                                      For the nine months ending May 31, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                    3,456      2,219      1,938      1,612       303        ---      9,528
                Segment Loss                (882)    (3,168)      (821)    (1,745)     (280)       ---     (6,896)
                Total Assets              11,950     36,330        310    156,622     73,054   (149,326)  128,940
                Capital Expenditures          11      6,126          1        ---       158        ---      6,296
                Dep. and Amort.              169        462         62      2,272        86        ---      3,051


                                                                          May 31, 2004           May 31, 2003
                                                                       --------------------  -------------------
          Reconciliation of Segment Loss from Operations to Net Loss:
          Total Segment Loss from Operations                            $      (15,661)       $    (6,896)
          Total Other Income (Expense)                                          (7,944)              (482)

          Net Loss                                                     $       (23,605)       $    (7,378)


          The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 21  SUPPLEMENTAL NON-CASH DISCLOSURES:

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

          During the nine month period ended May 31, 2004, the Company recorded a non-cash expense of $4,493,000 in Salaries and Related Costs associated with the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts.

                    Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004

NOTE 22 - EXIT ACTIVITIES

     An analysis of accrued costs and amounts charged against the provision are as follows:



                                     Beginning                                             Ending
                                      Balance          Period                             Balance
                                     11/30/2003   Costs (Additions)      Payments         5/31/2004
           Accrued Exit Expenses:
           Severance                 $-                                                  $-
           Terminated Lease costs     171,000                                    -            $171,000
                    Total            $171,000                                                 $171,000


NOTE 23  SUBSEQUENT EVENTS

Eagle Broadband, Inc. ("Eagle" or "Company") entered into a Securities Purchase Agreement dated June 2, 2004, (the "Agreement") with four accredited investors (collectively, the "Investors"), pursuant to which Eagle agreed to sell, and the Investors agreed to purchase, debentures in the principle amount of $4,888,400 bearing interest at the rate of 8% per annum, maturing in June 2007 ("Debentures"), convertible into an aggregate of 5,360,088 shares of Eagle common stock, par value $.001 per share (the "Common Stock"), together with five-year warrants to purchase an aggregate of 1,340,022 shares of Common Stock at an exercise price of $1.265 per share (the " Warrants") ( the funding of the Debentures and issuance of the Warrants referred to as the "Financing").

The Debentures are convertible immediately. Subject to certain exceptions, in the event that on or before the date on which the Debentures are converted, Eagle issues or sells, or is deemed to have issued or sold in accordance with the terms of the Debentures, any shares of Common Stock for consideration per share less than the conversion price of the Debentures as then in effect (a "Dilutive Issuance"), then the conversion price of the Debentures will be adjusted to equal the consideration per share of Common Stock issued or sold or deemed to have been issued and sold in such Dilutive Issuance.

All of the Warrants are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the Warrants are exercised, Eagle issues or sells, or is deemed to have issued or sold in accordance with the terms of the Warrants, a Dilutive Issuance, then the exercise price of the Warrants will be adjusted to equal the consideration per share of Common Stock issued or sold or deemed to have been issued and sold in such Dilutive Issuance.

Eagle also granted the Investors a right to participate in subsequent private offerings of its equity or equity equivalent securities undertaken by Eagle for the purpose of raising capital (each, a "Subsequent Placement"). The Investors' right of participation is subject to certain additional limitations and expires 6 months from the effective date of the registration statement filed to register the resale of the shares of Common Stock underlying the Debentures and Warrants ("Shares").

Eagle has agreed to file a registration statement with the Securities and Exchange Commission within 40 days after the closing of the Financing in order to register the resale of the Shares. If Eagle fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after the closing date, if Eagle fails to respond to comments made by the SEC within 10 days, if the registration statement ceases to remain effective, or certain other events occur, Eagle has agreed to pay the Investors 2.0% of the aggregate purchase price for each month of such event.

This summary description of the Financing described by the Agreements does not purport to be complete and is qualified in its entirety by reference to the form of the Agreements and the other documents and instruments that are filed as Exhibits hereto.

The Company issued a press release issued on June 7, 2004, relating to the Financing and filed a Form 8-K on June 17, 2004.

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

Results of Operations

     Three and Nine Months Ended May 31, 2004, Compared to the Three and Nine Months Ended May 31, 2003

     The following table sets forth summarized consolidated financial information for the three and nine months ended May 31, 2004, and May 31, 2003



Condensed Financial Information
-------------------------------
                                  Three Months Ended May 31,              Nine Months Ended May 31,
                                  --------------------------           -------------------------------------

($ in thousands)                     2004    2003  $Change  % Change      2004    2003   $Change  % Change
                                  ----------------------------------   -------------------------------------

Total Sales                        $5,091  $1,847  $3,244      176%     $ 11,232  $9,528   $1,704     18%
Cost of Goods Sold                  4,867   1,442   3,425      238%        9,261   5,412    3,849     71%
                                  -----------------------------------------------------------------------
Gross Profit                          224     405    (181)     -45%        1,971   4,116   (2,145)   -52%
                                  -----------------------------------------------------------------------
   % of Total Sales                     4%     22%     -6%                  18%     43%    -126%
Operating Expenses                  4,467   3,998     469       12%       17,632  11,012    6,620     60%
                                  -----------------------------------------------------------------------
Loss from Operations               (4,243) (3,593)   (650)      18%      (15,661) (6,896)  (8,765)   127%
                                  -----------------------------------------------------------------------
Other Income (Expense)               (130)   (240)    110      -46%       (7,944)   (482)  (7,462)  1548%
                                  -----------------------------------------------------------------------
Net Loss                           (4,373) (3,833)   (540)      14%      (23,605) (7,378) (16,227)   220%
                                  =======================================================================
Unrealized Holding Loss               (11)    346    (357)    -103%          44    (595)     639    -107%
                                  -----------------------------------------------------------------------
Other Comprehensive Loss          $(4,384)$(3,487)  $(897)      26%     $(23,561)$(7,973)$(15,588)   196%
                                  =======================================================================

Overview

     For the three-month period ended May 31, 2004, Eagle's business operations reflected emphasis and further expansion of its convergent set-top box and BDS business segments including Eagle's broadband Bundled Digital Services (Internet, video, voice and security) for residential and business customers. The Company's consolidated operations generated revenues of $5,091,000 with a corresponding gross profit of $224,000 for the three-month period ended May 31, 2004. The overall increase of 176% in revenues for the three-month period ended May 31, 2004, as compared to the corresponding period of 2003, was primarily attributable to a $3,699,000 increase in the Company's convergent set-top box and ancillary equipment product shipments; offset by decreases of $442,000 in structured wiring operations.

     The Company incurred a net loss of $4,373,000 for the three-month period ended May 31, 2004. The loss was attributable to an overall decline in gross margins to $224,000 for the three month period ended May 31, 2004 as compared to $4,467,000 in operating expenses and $130,000 in net interest expenses for the same three month period.

     The Company's net loss for the three month period ended May 31, 2004 included approximately $1,245,000 in depreciation and amortization expenses and $176,000 in expenses associated with an increase in the Company's accounts receivable allowances. Additionally, the Company's expenses included $524,000 of charges for which stock was issued to pay for interest expense and for services rendered.

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

Restatement of Financial Statements
-----------------------------------

During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss. The Company has included tables in its amended Form 10-K and its Form 10-Q for the quarter ended May 31, 2004 under the heading Note 2 - Restatement of Financial Statements to summarize the impact of these adjustments on the consolidated financial position and results of operations. As summarized in these tables, all such changes were of a "non-cash" nature and did not impact the Company's previously reported revenues, gross margins, liquidity, or cash flows.



     The follow table sets forth summarized sales information for the three and nine months ended May 31, 2004, and May 31, 2003.


Sales Information
-----------------

                           Three Months Ended May 31,

($ in                    % of              % of
 thousands)        2004   Total     2003   Total   $Change % Change
               -----------------------------------------------------

Structured
 Wiring            $156       3%    $598       32%   $(442)     -74%
Broadband
 Services           709      14%     657       36%      52        8%
Products          4,226      83%     527       29%   3,699      702%
Other                 0       0%      65        3%     (65)    -100%
               -----------------------------------------------------
Total Sales      $5,091     100%  $1,847      100%  $3,244      176%
               =====================================================

                            Nine Months Ended May 31,

($ in                    % of              % of
 thousands)        2004   Total     2003   Total   $Change % Change
               -----------------------------------------------------

Structured
 Wiring            $673       6%  $3,198       34% $(2,525)     -79%
Broadband
 Services         4,805      43%   2,219       23%   2,586      117%
Products          5,673      50%   2,722       29%   2,951      108%
Other                81       1%   1,389       14%  (1,308)     -94%
               -----------------------------------------------------
Total Sales     $11,232     100%  $9,528      100%  $1,704       18%
               =====================================================

     Net Sales. For the three-month period ended May 31, 2004, net sales increased to $5,091,000 from $1,847,000 during the three-month period ended May 31, 2003. The overall increase of 176% was attributable to a $3,699,000 increase in the Company's product shipments of convergent set top boxes and a $52,000 increase in BDS revenues; offset by decreases of $442,000 in structured wiring operations and a $65,000 decrease in other sales. The $3,699,000 increase in sales of the Company's convergent set top boxes was primarily attributable to shipment of products that included multimedia set-top boxes and other related equipment to a major customer during the quater. The $442,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model

     For the nine-month period ended May 31, 2004, net sales increased to $11,232,000 from $9,528,000 during the nine-month period ended May 31, 2003. The overall increase of 18% was attributable to a $2,951,000 increase in the Company's product sales of convergent set top boxes and an increase of $2,586,000 in the Company's BDS sales; offset by decreases of $2,525,000 in structured wiring operations and a $1,308,000 decrease in other sales. The $2,951,000 increase in the Company's product sales was primarily attributable to shipment of multimedia set-top boxes and related equipment to a major customer during the quarter. The $2,586,000 increase in sales of the Company's broadband services was primarily attributable to contracts valued at $3,111,354 executed by the Company's security-monitoring subsidiary, DSS Security, Inc., against which the Company realized sales of $2,873,548 during the nine months ended May 31, 2004. Absent the security monitoring contract transactions of $2,873,548, the Company's base broadband services sales decreased by approximately $288,000 in the nine-month period ended May 31, 2004, primarily attributable to the exit from the unprofitable Austin area BDS market discussed in prior periods and the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the Company's portfolio to Sweetwater Capital, LLC, in the first and second quarters of fiscal 2004. The $2,525,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $1,308,000 decrease in other sales was primarily attributable to the other sales components from various operating segments that were divested or phased out during fiscal 2003 including Contact Wireless, UCG, and Eagle Wireless.

     The following table sets forth summarized cost of goods sold information for the three and six months ended May 31, 2004, and May 31, 2003


Costs of Goods Sold:
--------------------------
                             Three Months Ended May 31,       Nine Months Ended May 31,
                          -------------------------------- -------------------------------
($ in thousands)             2004   2003 $Change % Change    2004   2003 $Change % Change
                          -------------------------------- -------------------------------
Direct Labor and Related
 Costs                       $226   $245     (19)      -8% $1,078   $993     $85        9%
Products and Integration
 Service                    3,937    605   3,332      551%  4,375  2,256   2,119       94%
Structured Wiring Labor
 and Materials                115    326    (211)     -65%    376    984    (608)     -62%
Broadband Services Costs      304    152     152      100%  2,550    682   1,868      274%
Depreciation and
 Amortization                 285    114     171      150%    856    342     514      150%
Other Manufacturing Costs       0      0       0        0%     26    155    (129)     -83%
                          -------------------------------- -------------------------------
Total Operating Expenses   $4,867 $1,442  $3,425      238% $9,261 $5,412  $3,849       71%
                          ================================ ===============================

     Cost of Goods Sold. For the three-month period ended May 31, 2004, cost of goods sold increased by 238% to $4,867,000 from $1,442,000 as compared to the three-month period ended May 31, 2003. The overall increase of $3,425,000 was primarily attributable to the shipment of multimedia set-top boxes and related equipment to a major customer during the three month period ended May 31, 2004. The Company's overall gross profit percentage was 4% and 22% for the three-month periods ended May 31, 2004, and May 31, 2003. This substantial decrease in gross profit percentage is primarily attributable to a heavy sales mix of product shipments of multimedia set-top boxes and the dilutive effect of the purchase and resale of certain related equipment versus the prior year period and an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.

     For the nine-month period ended May 31, 2004, cost of goods sold increased by 71% to $9,261,000 from $5,412,000 as compared to the nine-month period ended May 31, 2003. The overall increase of $3,849,000 was primarily attributable to the shipment of convergent set top boxes and the purchase and resale of certain related equipment. The Company's overall gross profit percentage was 18% and 43% for the nine-month periods ended May 31, 2004, and May 31, 2003. This substantial decrease in gross profit percentage is primarily attributable to a heavy sales mix of product shipments of convergent set-top boxes and the dilutive effect of the purchase and resale of certain related equipment versus the prior year period; the dilutive effect of the security monitoring transactions recorded in the nine-months ended May 31, 2004, i.e., sales recorded of $2,873,548 with corresponding cost of sales of $1,900,534, the decision to no longer pursue structured wiring outside of its BDS model and an increase in depreciation expenses associated with the build-out of the company's BDS infrastructure.

     The following table sets forth summarized operating expense information for the three and nine months ended May 31, 2004, and May 31, 2003.


Operating Expenses:
-----------------------
                       Three Months Ended May 31,          Nine Months Ended May 31,
                       ----------------------------------- -----------------------------------
($ in thousands)           2004   2003   $Change % Change     2004    2003   $Change % Change
                       ----------------------------------- -----------------------------------
Salaries and Related
 Costs                     $884   $413      $471      114%  $7,686  $3,276    $4,410      135%
Advertising and
 Promotion                    0     21       (21)    -100%      20      77       (57)     -74%
Depreciation and
 Amortization               960    915        45        5%   2,945   2,709       236        9%
Other Support Costs       2,494  2,524       (30)      -1%   6,586   4,766     1,820       38%
Research and
 Development                129    125         4        3%     395     184       211      115%
                       ----------------------------------- -----------------------------------
Total Operating
 Expenses                $4,467 $3,998      $469       12% $17,632 $11,012    $6,620       60%
                       =================================== ===================================


     The following table breaks out other support costs information for the three and nine months ended May 31, 2004, and May 31, 2003.


Other Support Costs:
----------------------
                      Three Months Ended May 31,           Nine Months Ended May 31,

                      -----------------------------------  -----------------------------------

($ in thousands)          2004   2003   $Change % Change     2004   2003     $Change % Change
                      -----------------------------------  -----------------------------------

Advertising and                                   -NA-                                 -NA-
 Conventions                $-     $-        $-                $-     $-          $-
Auto Related                11      5         6      120%      17     43         (26)     -60%
Bad Debt                   176    311      (135)  -NA-        372    642        (270)     -42%
Delivery and Postage        12     14        (2)     -14%      37     80         (43)     -54%
Fees                        91     88         3        3%     218    278         (60)     -22%
Insurance & Office         167     13       154   -NA-        590    127         463      365%
Other                       11     88       (77)     -88%      49    158        (109)     -69%
Professional &
 Contract Labor          1,047  1,435      (388)     -27%   3,139  1,737       1,402       81%
Rent                       149    237       (88)     -37%     464    709        (245)     -35%
Repairs and
 Maintenance                16     20        (4)     -20%      36     46         (10)     -22%
Travel                      75     64        11       17%     176    217         (41)     -19%
Taxes                      640      7       633     9043%   1,199     72       1,127     1565%
Telephone and
 Utilities                  99    242      (143)     -59%     289    657        (368)     -56%
                      -----------------------------------  -----------------------------------
Total Other Support
 Costs                  $2,494 $2,524      $(30)      -1%  $6,586 $4,766      $1,820       38%
                      ===================================  ===================================


     Operating Expenses. For the three-month period ended May 31, 2004, operating expenses increased by 12% to $4,467,000 as compared to $3,998,000 for the three-month period ended May 31, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

o A $471,000 increase in salaries and related costs. The increase was attributable to an expansion of executive and general management compensation expenses, increased Board of Director compensation expense, and compensation expense associated with stock option exercises and severance.

o A $21,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities.

o A $45,000 increase in depreciation and amortization, due principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003 and amortization of intangibles.

o A $30,000 decrease in other support costs; the components of which are set forth on the table included immediately above. Included in this increase was a $633,000 increase in property taxes recorded against the Company's BDS infrastructure, a $164,000 increase in insurance and office expenses, offset by a $135,000 decrease in bad debt expense, a $388,000 decrease in professional fees and contract labor and a $143,000 decrease in telephone and utilities.

o A $4,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

     For the nine-month period ended May 31, 2004, operating expenses increased by 60% to $17,632,000 as compared to $11,012,000 for the nine-month period ended May 31, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

o A $4,410,000 increase in salaries and related costs. The increase was primarily attributable to non-cash compensation expense of $4,494,000 recorded against the cancellation and re-issuance of warrants for 4,200,000 common shares issued to certain officers and key employees under incentive clauses of employment contracts partially offset by a decline in salaries and related costs associated with the Company's reduction in personnel in fiscal 2003. Excluding this non-cash compensation expensed recorded in the second quarter of fiscal 2004, salaries and related costs declined by $84,000 in the nine-month period ended May 31, 2004, as compared to the nine-month period ended May 31, 2003.

o A $57,000 decrease in advertising and promotion as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities.

o A $236,000 increase in depreciation and amortization, due principally to the additional build-out of the Company's BDS infrastructure in fiscal 2003.

o A $1,820,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was $1,402,000 in professional fees associated with the Company's ongoing legal matters, a $1,127,000 increase in property taxes recorded against the Company's BDS infrastructure, a $486,000 increase in insurance and office expenses, partially offset by a $270,000 decrease in bad debt expenses, a $368,000 decrease in telephone and utility expenses, and a $245,000 decrease in rent expenses.

o An $211,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready multimedia set-top boxes for hospitality and broadband customers and the Orb'Phone Exchange satellite voice and data communications products for military, government and commercial customers.

     Net Loss. For the three months ended May 31, 2004, Eagle's net loss was $4,373,000, compared to a net loss of $3,833,000 during the three month period ended May 31, 2003. For the nine months ended May 31, 2004, Eagle's net loss was $23,605,000, compared to a net loss of $7,378,000 during the nine month period ended May 31, 2003.

     Changes in Cash Flow. Eagle's operating activities used net cash of $4,036,000 in the nine-month period ended May 31, 2004, compared to use of net cash of $591,000 in the nine-month period ended May 31, 2003. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss, net of non-cash charges, totaling $2,854,000 combined with $1,182,000 of cash utilized for fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses Eagle's investing activities used net cash of $758,000 in the nine-month period ended May 31, 2004, compared to $2,955,000 in the nine-month period ended May 31, 2003. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $5,597,000, in the nine-month period ended May 31, 2003, compared to $3,360,000 of cash provided in the nine-month ended May 31, 2003. The increase is attributable to an increase in convertible notes aggregating a net of $5,608,000 in conjunction with the Company's financing activities in the first fiscal quarter of 2004.

     Liquidity and Capital Resources. Current assets for the period ended May 31, 2004, totaled $11,220,000 (includes cash and cash equivalents of $1,627,000 and securities available for sale of $1,563,000) as compared to $8,109,000 reported for the year ended August 31, 2003. During the first nine months ended May 31, 2004, Eagle received net proceeds of $6,174,000 from the sale of convertible bonds and notes and through the sale of marketable securities held as short-term investments and has retired or reduced certain of its notes payable and accrued expenses including numerous lawsuits, thereby reducing the Company's current and contingent liabilities.

     The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure for the balance of the current fiscal year as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a fiber network. Historically, the Company built out these networks, thereby incurring significant capital expenditures. The Company incurred approximately $686,000 in capital expenditures in the first nine months of fiscal 2004 ended May 31, 2004. The Company expects to spend $1,000,000 or less on capital expenditures in fiscal 2004; an anticipated reduction of at least $1,121,000 as compared to $2,121,000 for fiscal 2003. However, the Company could adjust its capital expenditure plan in the fourth quarter of the current fiscal year if future business opportunities dictate.

     The Company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The Company has historically used stock for retirement of certain liabilities on a negotiated basis. The Company issued stock for retirement of certain liabilities aggregating $5,696,000, $3,586,000 and $13,878,000 for fiscal years 2001, 2002, and 2003, respectively. During the first nine months ended May 31, 2004, the Company retired approximately $8,192,000 in liabilities with stock versus cash. Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis. In the first nine months of fiscal 2004, the Company completed $5,597,000 in net financing activities. The Company's management believes it has sufficient capital to fund operations for the next twelve months based on: (i) the Company's reduced capital expenditure requirements for fiscal 2004, (ii) the Company's current cash, cash equivalents and securities held for resale, including recent net financing proceeds and sale of marketable securities received during the first nine months of fiscal 2004 and (iii) the Company's completion of $4.9 million in new financing from an investor group in a private placement financing round subsequent to the quarter ended May 31, 2004; as previously announced in the Company's press release dated June 7, 2004 and as further disclosed in the Company's Form 8-K filing on June 17, 2004.

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

Contractual Obligations


                                                Payments Due by Period
                                                    (in Thousands)
                             -------------------------------------------------------------
  Contractual Obligations       Total     Less than   1-3 years   3-5 years  More than 5
                                           1 year                               years
------------------------------------------------------------------------------------------
Long-Term Debt Obligations         5,581       5,581     ---         ---          ---
Operating Lease Obligations        1,921         190    1,162        569          ---
                             -------------------------------------------------------------
                             -------------------------------------------------------------
           Total                   7,502       5,771    1,162        569          ---
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

     Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of May 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

     Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $492,000 and $230,000 as of May 31, 2004, and August 31, 2003, respectively.

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

Receivables

     For the nine-month period ended May 31, 2004, Eagle accounts receivable increased to $4,622,000 from $1,704,000 at August 31, 2003. The majority of this increase was due to the increased sales of convergent set top boxes and ancillary equipment to a major customer in the third quarter ended May 31, 2004, totaling $3,806,806, as discussed earlier herein.

     The Company's accounts receivable aging as measured by day's sales outstanding (DSO) totaled 88 days at May 31, 2004, as compared to 90 days at November 30, 2003, and 75 days at August 31, 2003, on an adjusted basis after recording the write-off's and reserves in the fourth quarter of fiscal 2003. The primary increase in DSO from 75 days at August 31, 2003, to 88 days at May 31, 2004, was attributable to deferred revenue components of the transactions entered into with Sweetwater Security, LLC, totaling $241,805 and the impact of large dollar volume transactions associated with customers comprising greater than ten percent of the Company's revenues during the period ended May 29, 2004.

     Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectibility of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2004, Eagle's inventory totaled $2,859,000 as compared to $3,199,000 at August 31, 2003. The majority of this decrease was due to a decrease in finished goods and raw materials inventory associated with in recent set-top box shipments.

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

     The Company's cash and cash equivalents and securities available for sale are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent rollover risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts; however, the company does have both cash and liquidity risks associated with its common stock investments aggregating $1,563,000 in market value as of May 31, 2004.

Credit Risks

     The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. The company had three customers that represented greater than 10% of its revenues during the three- and six-month period ended May 31, 2004. See Note 19 - Major Customers. With respect to transactions entered into with Sweetwater Capital, LLC, for the nine months ended May 31, 2004, the Company had collected $2,873,549 of the aggregate contract value of $3,115,354 while $241,805 remained in accounts receivable, of which $241,805 related to deferred revenue. With respect to transactions entered into with General Dynamics for the nine months ended May 31, 2004, the Company had collected $921,689 of the nine-month sales totaling $934,592 while $12,903 remained in accounts receivable at May 31, 2004. Subsequent to the period ended May 31, 2004, the Company collected in accounts receivable associated with this client. With respect to another major customer against which the Company entered into transactions for sale of convergent set-top boxes and ancillary equipment in the quarter ended May 31, 2004 aggregating $3,788,175; such customers are within terms as of the date of this filing. Given collections to date against these accounts and an assessment of the collectibility of the accounts, the Company believes that it has mitigated any significant credit risk posed by specific customers which could have had a material adverse affect on its financial condition.

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

     There were no changes in Eagle's internal control over financial reporting that occurred during the quarter ended May 31, 2004, that have materially affected, or reasonably likely to materially affect, Eagle's internal control over financial reporting.

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

(b)      Reports on Form 8-K

     The following reports were furnished on Form 8-K during the three months ended May 31, 2004:

     A report on Form 8-K, announcing information under Item 5 of the report, was filed on April 28, 2004, with the Securities and Exchange Commission.

     A report on Form 8-K, announcing information under Item 5 of the report, was filed on June 17, 2004, with the Securities and Exchange Commission.

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

Exhibit 4.6 Securities Purchase Agreement dated June 2, 2004 between Eagle and certain investors (incorporated by reference to Form 8-K filed June 17, 2004, file no. 001-15649).

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


                                               EAGLE BROADBAND, INC.
Date:  July 15, 2004


                                   By:  /S/David A. Weisman
                                        -------------------
                                        David A Weisman
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        /S/Richard R. Royall
                                        ---------------------
                                        Chief Financial Officer
                                        (Principal Financial & Accounting
                                        Officer)