Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-07-29
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 5 to
                                   FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on February 28, 2003, was $15,341,000. As of July 26, 2004, registrant had 201,964,815 shares of common stock outstanding.


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

     From inception through May 31, 2004, we have incurred an accumulated deficit in the amount of $141,706,000. For the fiscal year ended August 31, 2003, and the nine months ended May 31, 2004, we incurred net losses in the amount of $36,501,000 and $23,605,000, respectively. We anticipate that we will incur losses from operations for the current fiscal year. We will need to generate significant revenues and control expenses to achieve profitability. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations for the past three fiscal years, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations during the last three fiscal years and we currently rely on external sources of capital to fund operations. For the last three fiscal years, we have suffered losses from
operations  of  approximately   $120,006,000.   At May 31, 2004,  we  had
approximately $3,190,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $7,397,000 Our net cash used by operations for the nine-month period ended May 31, 2004, was approximately $4,036,000.

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

         For the twelve months ended August 31, 2003 and the nine months ended May 31, 2004, approximately 24% and 43%, respectively, of our revenue was generated by recurring-revenue contracts with Eagle Broadband Services and our security monitoring contracts with DSS Security. Although to date we have not experienced any significant interruptions or problems in our broadband or security services, any defects or errors in our services or any failure to meet customers' expectations could result in the cancellation of services, the refund of customers' money, or the requirement that we provide additional services to a client at no charge. Any of these events, could reduce the revenues or the margins associated with this revenue segment.


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

Approximately 49% of our total assets are comprised of intangible assets including goodwill, contract rights, customer relationships and other intangible assets which are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant charge against our earnings.

     We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At the fiscal year ended August 31, 2003, management determined that $1.8 million of goodwill associated with the Comtel Communications acquisition was impaired. At May 31, 2004, our intangible assets, including goodwill, were net $35.9 million. If management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.


In the past, we have incurred significant non-cash impairment charges with respect to some of our assets. If we decide we need to further restructure, abandon or impair any of our operations or assets, we would incur further charges, which would reduce our earnings.


         At August 31, 2003 and 2002, management determined that significant non-cash impairment charges were necessary. For the fiscal year ended August 31, 2002, management determined that approximately $64.7 million in assets should be impaired in order to properly value certain assets and licenses and goodwill. For the fiscal year ended August 31, 2003, management determined to impair intangible and long-lived assets in the amount of $7.6 million, associated with the Company's decision to no longer pursue the sales of low margin commodity products and unprofitable business operations. In future periods, if management determines that impairment exists, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our long-lived assets is determined.


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




                                                    Year Ended August 31,
                                                   -----------------------
  ($ in thousands)                2003          2002         2001          2000            1999
                             ------------  ------------ ------------  ------------  --------------
                              (restated     (restated    (restated     (restated
                              see Note 2)   see Note 2)  see Note 2)   see Note 2)
Operating Data:
Net sales                        $11,593       $29,817      $28,110        $5,240          $2,217
Operating expenses               $31,884       $83,821      $16,582        $3,973          $1,319
Operating income (loss)         $(31,075)     $(76,708)     $(8,880)      $(1,215)          $(438)
Other income (expense), net      $(5,426)        $(265)      $2,348        $1,516            $789
Income tax provision                  $0            $0           $0           $96             $91
                             ------------  ------------ ------------  ------------  --------------
Net income (loss)               $(36,501)     $(76,973)     $(6,532)         $187            $168
                             ============  ============ ============  ============  ==============

Earnings per share  (basic)       $(0.38)       $(1.20)      $(0.13)        $0.01           $0.01

Statement of Cash Flows Data:
Cash provided by operating
  activities                     $(6,085)        $(797)       $(699)      $(5,299)        $(1,902)
Cash used by investing           $(1,276)     $(13,668)     $(9,721)      $(2,224)           $(33)
  activities
Cash provided (used) by
 financing activities             $6,912       $(2,406)     $(3,846)      $39,681          $1,025

                                                       As of August 31,
                             ---------------------------------------------------------------------
                                  2003          2002         2001          2000            1999
                             ------------  ------------ ------------  ------------  --------------
                              (restated     (restated    (restated     (restated
Balance Sheet Data:           see Note 2)   see Note 2)  see Note 2)   see Note 2)

Total assets                     $77,366       $89,151     $170,021       $57,653         $10,320
Long-term debt                       ---        $1,272       $2,136           $73             $12
Total stockholders' equity       $58,336       $76,548     $148,482       $54,073          $8,894



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


Restatement of Financial Statements
-----------------------------------



During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Eagle also determined that goodwill was impaired at August 31, 2002, and recorded an asset impairment charge of $37,565,000. Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss. The Company has included tables in this amended Form 10-K under the heading Note 2 - Restatement of Financial Statements to summarize the impact of these adjustments on the consolidated financial position and results of operations. As summarized in these tables, all such changes were of a "non-cash" nature and did not impact the Company's previously reported revenues, gross margins, liquidity, or cash flows.


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

Impairment of Long-Lived Assets and Goodwill

         Background:


         Goodwill and other intangibles of $37,963,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

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



         Eagle's strategy change had the distinct advantage of minimizing the front end capital outlays while improving the time to profitability on such projects. Most importantly, this change in strategy allows Eagle to market its services to an existing customer base without investing significant capital. The bundled digital services provided to the customers under the new developer and municipal financed model are essentially identical to those previously provided under the ClearWorks.net model. The Company is not aware of any known uncertainties that could adversely impact our ability to recover the carrying value of its assets. Though the Company has realized several initial successes since implementing this strategy change, there can be no assurances that we will be successful in the future. In the event that the Company fails to achieve sales sufficient to recover the carrying value of these assets, we would be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. At August 31, 2003, our goodwill and other intangible assets were net $37.9 million.


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


         Operating Expenses. For the year ended August 31, 2003, operating expenses decreased to $31,884,000 from $83,821,000 for the year ended August 31, 2002. The primary portions of the decrease are discussed below:



         A $57,054,000 decrease in non-cash impairment charges resulting from a $7,611,000 non-cash impairment charge for the year ended August 31, 2003 associated with the Company's decision to no longer pursue the direct sales of low margin commodity products discussed above compared to a $64,665,000 non-cash impairment charge for the year ended August 31, 2002, for the impairment of licenses and equipment in Eagle's Link Two subsidiary and goodwill related to the Clearworks.net acquisition. At August 31, 2003, management determined that a $7,611,000 non-cash impairment charge was necessary for realigned, impaired and abandoned operations including direct sales of low margin commodity products, residential and commercial structured wiring operations and the withdrawal from its Austin, Texas area BDS development based on the lack of demand for BDS services resulting from a slower build out of the development than originally projected in conjunction with local market competition. Included in the impairment was the write down of goodwill associated with the Atlantic Pacific Comtel acquisition of $1,878,000.


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


         A $1,244,000 decrease in depreciation and amortization, due principally to the disposal of certain assets from the Company's Austin area BDS operations.


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


         Net Loss. For the year ended August 31, 2003, Eagle's net loss was $36,501,000, compared to a net loss of $76,973,000 during the year ended August 31, 2002.


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

         Operating Expenses. For the year ended August 31, 2002, operating expenses increased to $83,821,000 from $16,582,000 for the year ended August 31, 2001. The primary portions of the increase are discussed below:



          A $64,665,000 non-cash impairment charge was expensed at August 31, 2002, for impairment of licenses, equipment and goodwill attributable to the Clearworks.net acquisition. At August 31, 2002, Eagle determined that an impairment totaling $27, 100,000 of Link Two paging network equipment and nationwide licenses existed. Link Two Communications competes with many established companies in the nationwide one- and two-way messaging services area. The paging industry has declined over the past year and the major paging companies have undergone significant beneficial financial restructurings. These companies are able to offer products and related services at more favorable rates than Link Two. Because the paging industry and related financial credit availability from banks for financing emerging nationwide networks has been declining over the last year, Link Two has been unable to obtain significant funding to expand and provide cost effective service to its customers. Accordingly, Link Two has had to curtail its development on a nationwide basis and restricted its operations to serve the Houston and Dallas, Texas, markets.
          The equipment servicing the nationwide network has been inactive and is being dismantled. The equipment servicing the nationwide network is inactive and has been impaired as well as the value of the related FCC licenses. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses.

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

         Net Earnings. For the year ended August 31, 2002, Eagle's net loss was $76,973,000, compared to a net loss of $6,532,000 during the year ended August 31, 2001.

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



Signature                           Title                                        Date

/S/ David A. Weisman                Chairman of the Board and                    July 29, 2004
----------------------------------- Chief Executive Officer
David A. Weisman                    (Principal Executive Officer)

/S/ Richard R. Royall               Chief Financial Officer                      July 29, 2004
----------------------------------- (Principal Financial and Accounting Officer)
Richard R. Royall

/S/ H. Dean Cubley                  Director, Chief Technical Officer            July 29, 2004
-----------------------------------
H. Dean Cubley

/S/ Christopher W. Futer            Director                                     July 29, 2004
-----------------------------------
Christopher W. Futer

/S/ Glenn A. Goerke                Director                                      July 29, 2004
-----------------------------------
Glenn A. Goerke

/S/ Lorne E. Persons               Director                                      July 29, 2004
-----------------------------------
Lorne E. Persons


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

December 5, 2003, except as to Note 2
on which the date is
July 27, 2004

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

December 13, 2002, except as to Note 2
on which the date is July 27, 2004

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
        (In thousands, except per share amounts, as restated (See Note 2)



                                              ASSETS
                                                                            August 31,
                                                                    2003                2002
                                                                    ----                ----
1.  Current Assets
      Cash and Cash Equivalents                               $            824    $          1,273
      Securities Available for Sale                                      1,714               2,148
      Accounts Receivable, net                                           1,704               5,028
      Inventories                                                        3,199               6,059
      Prepaid Expenses                                                     668                 358
                                                              ----------------    ----------------
  Total Current Assets                                                   8,109              14,866

    Property and Equipment
      Operating Equipment                                               36,422              34,509
      Less:  Accumulated Depreciation                                   (5,689)             (3,661)
                                                              ----------------    ----------------
  Total Property and Equipment                                          30,733              30,848

    Other Assets:
      Deferred Costs                                                       334                 334
      Goodwill, net                                                      4,095               5,974
      Contract rights, net                                              23,590              25,503
      Customer relationships, net                                        5,912               6,390
      Other Intangible assets, net                                       4,366               4,839
      Other Assets                                                         227                 397
                                                              ----------------    ----------------

  Total Other Assets                                                    38,524              43,437
                                                              ----------------    ----------------

Total Assets                                                  $         77,366    $         89,151
                                                              ================    ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                            $          5,461    $          4,757
  Accrued Expenses                                                       7,790               2,873
  Notes Payable                                                          5,779               3,653
  Capital Lease Obligation                                                  --                  48
                                                              ----------------    ----------------

    Total Current Liabilities                                           19,030              11,331

Long-Term Liabilities:
  Capital Lease Obligations
    (net of current maturities)                                             --                  70
  Long-Term Debt                                                            --               1,202
                                                              ----------------    ----------------

       Total Long-Term Liabilities                                          --               1,272

Commitments and Contingent Liabilities

Shareholders' Equity:
  Preferred Stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                                      --                  --
  Common Stock  -  $.001 par value
    Authorized 200,000,000 shares
    Issued and Outstanding at August 31, 2003
    and 2002, 147,447,000 and 73,051,000, respectively                     147                  73
  Paid in Capital                                                      177,017             158,731
  Accumulated Deficit                                                 (118,101)            (81,600)
  Accumulated Comprehensive Income (Loss)                                 (727)               (656)
                                                              ----------------    ----------------

      Total Shareholders' Equity                                        58,336              76,548
                                                              ----------------    ----------------

Total Liabilities and Shareholders' Equity                     $        77,366     $        89,151
                                                              ================    ================
See accompanying notes to consolidated financial statements.



                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       (in thousands, except per share amounts, as restated (See Note 2))





                                                       For the years ended August 31,
                                               ----------------------------------------------
                                                   2003            2002            2001
                                               --------------  --------------  --------------

Net Sales:
 Structured wiring                                    $3,692          $8,036          $7,643
 Broadband services                                    2,809           2,657             523
 Products                                              3,342          16,108          19,342
 Other                                                 1,750           3,016             602
                                               --------------  --------------  --------------
Total Sales                                           11,593          29,817          28,110
                                               --------------  --------------  --------------

Costs of Goods Sold:
 Direct Labor and Related Costs                        2,195           3,160           1,638
 Products and Integration Service                      5,400          15,250          14,931
 Structured Wiring Labor and Materials                 1,774           2,121           2,345
 Broadband Services Costs                                903             763             260
 Depreciation and Amortization                           456             377           1,053
 Other Manufacturing Costs                                56           1,033             181
                                               --------------  --------------  --------------
Total Costs of Goods Sold                             10,784          22,704          20,408
                                               --------------  --------------  --------------
Gross Profit                                             809           7,113           7,702
                                               --------------  --------------  --------------

Operating Expenses:
 Selling, General and Administrative:
  Salaries and Related Costs                           6,102           7,795           6,169
  Advertising and Promotion                              247             963             600
  Depreciation and Amortization                        4,776           6,020           4,273
  Other Support Costs                                 12,737           3,974           4,264
  Research and Development                               411             404           1,276
  Impairment, write-downs & restructuring costs        7,611          64,665             ---
                                               --------------  --------------  --------------
Total Operating Expenses                              31,884          83,821          16,582
                                               --------------  --------------  --------------

Loss from Operations                                 (31,075)        (76,708)         (8,880)

Other Income/(Expenses)
 Interest income,                                         68             360           2,348
 Interest expense                                     (5,494)           (625)            ---
                                               --------------  --------------  --------------
Total Other Income (Expense)                          (5,426)           (265)          2,348
                                               --------------  --------------  --------------

Net Loss                                             (36,501)        (76,973)         (6,532)
Other Comprehensive Loss:

Unrealized Holding Loss                                  (71)           (279)           (359)
                                               --------------  --------------  --------------

Other Comprehensive Loss                            $(36,572)       $(77,252)        $(6,891)
                                               --------------  --------------  --------------

                                               --------------  --------------  --------------

Net Loss per Common Share:
 Basic                                                $(0.38)         $(1.20)         $(0.13)
 Diluted                                              $(0.38)         $(1.20)         $(0.14)
 Comprehensive Loss                                   $(0.38)         $(1.20)         $(0.14)

See accompanying notes to consolidated financial statements.



See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       (in thousands, except per share amounts, as restated (See Note 2))


                                                                         Additional                  Accumulated       Total
                                            Common Stock     Preferred    Paid in     Retained     Comprehensive    Shareholders
                                           Shares    Value     Stock      Capital     Earnings         Income         Equity
Total Shareholders' Equity
   As of August 31, 2000                   25,609      $26       $---     $52,160       $1,905            $ (18)     $54,073

Net Loss                                      ---      ---        ---         ---       (6,532)                       (6,532)

New Stock Issued to Shareholders
 For Services and Compensation              1,370        1        ---         973          ---                           974
 For Property and Other Assets                127      ---        ---       2,837          ---                         2,837
 For Retirement of Debt and Liabilities     3,004        3        ---       5,693          ---                         5,696
 For Warrants Conversion                      645        1        ---       1,078          ---                         1,079
 For Employee Stock Option Plan                96      ---        ---         192          ---                           192
 For Acquisition of ClearWorks, Inc.       35,287       35        ---      99,762          ---                        99,797
 For Licenses and Investments               1,204        1        ---       2,965          ---                         2,966

Syndication Costs                             ---      ---        ---        (876)         ---                          (876)

Treasury Stock                             (7,078)      (7)       ---     (11,358)         ---                       (11,365)

Unrealized Holding Loss                       ---      ---        ---         ---                          (359)        (359)

                                        -------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2001                   60,264       60        ---     153,426       (4,627)            (377)     148,482

Net Loss                                      ---      ---        ---         ---      (76,973)                      (76,973)

New Stock Issued to Shareholders
 For Services and Compensation              1,648        2        ---         880          ---                           882
 For Property and Other Assets              2,867        2        ---         591          ---                           593
 For Retirement of Debt and Liabilities     7,846        9        ---       3,577          ---                         3,586
 For Warrants Conversion                      ---      ---        ---         ---          ---                           ---
 For Employee Stock Option Plan               ---      ---        ---         ---          ---                           ---
 For Acquisitions                           2,002        2        ---       1,079          ---                         1,081
 For Licenses and Investments                 ---      ---        ---         100          ---                           100

Syndication Costs                             ---      ---        ---         ---          ---                           ---

Treasury Stock                             (1,576)      (2)       ---        (922)         ---                          (924)

Unrealized Holding Loss                       ---      ---        ---         ---                          (279)        (279)

                                        -------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2002                   73,051       73        ---     158,731      (81,600)            (656)      76,548

Net Loss                                      ---      ---        ---         ---      (36,501)                      (36,501)

New Stock Issued to Shareholders
 For Services and Compensation              7,437        7        ---       1,813          ---                         1,820
 For Property and Other Assets             14,938       15        ---       3,032          ---                         3,047
 For Retirement of Debt and Liabilities    50,816       51        ---      13,827          ---                        13,878
 For Warrants Conversion                      ---      ---        ---         ---          ---                           ---
 For Employee Stock Option Plan             1,647        2        ---         180          ---                           182

Syndication Costs                             ---      ---        ---        (368)         ---                          (368)

Treasury Stock                               (442)      (1)       ---        (198)         ---                          (199)

Unrealized Holding Loss                       ---      ---        ---         ---          ---              (71)         (71)

                                        -------------------------------------------------------------------------------------
Total Shareholders' Equity
   As of August 31, 2003                  147,447     $147        ---    $177,017    $(118,101)          $ (727)     $58,336
                                        =====================================================================================

See accompanying notes to consolidated financial statements.


                                      F-5

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       (in thousands, except per share amounts, as restated (See Note 2))





                                                               For the years ended August 31,
                                                       ----------------------------------------------
                                                            2003            2002           2001
                                                       --------------- --------------- --------------

Cash Flows from Operating Activities
Net Loss                                                     $(36,501)       $(76,973)       $(6,532)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
 Impairment, write-downs & restructuring costs                  7,611          64,665            ---
 Interest for conversion value                                     91             ---            ---
 Depreciation and Amortization                                  5,232           6,397          5,326
 Stock Issed for Services Rendered                              1,820             882            974
 Stock Issued for Interest Expense                              2,477             100            ---
 Changes in Assets and Liabilities
 (Increase)/Decrease in Accounts Receivable                       124           2,479           (462)
 (Increase)/Decrease in Inventories                             1,717           4,578            515
 (Increase)/Decrease in Prepaid Expenses                         (311)            386            516
 Increase/(Decrease) in Accounts Payable                          921             232         (1,793)
 Increase/(Decrease) in Accrued Expenses                        8,557          (3,180)         1,493
 Increase/(Decrease) in Expense Allowable for Doubtful
  Acccounts                                                     2,177            (363)           ---
 Increase/(Decrease) in Federal Income Taxes Payables             ---             ---           (736)
                                                       --------------- ------------------------------
 Total Adjustment                                              30,416          76,176          5,883
                                                       --------------- --------------- --------------
Net Cash Used by Operating Activities                          (6,085)           (797)          (699)
                                                       --------------- --------------- --------------

Cash Flows from Investing Activities
 (Purchase)/Disposal of Property and Equipment                 (2,121)        (12,886)       (16,394)
 (Purchase)/Disposal of Contact Wireless & DSS
  Security, Net of Cash Acquired                                  ---            (869)           ---
 (Increase)/Decrease in Security Deposits                         ---             ---           (102)
 (Increase)/Decrease in Investments                               434              87         (3,189)
 (Increase)/Decrease in Notes Receivable                          ---             ---          8,655
 (Increase)/Decrease in Deferred Advertising Costs                ---             ---             21
 (Increase)/Decrease in Deferred Syndication Costs                ---             ---            270
 (Increase)/Decrease in Other Intangible Assets                   ---             ---          1,009
 (Increase)/Decrease in Other Assets                              411             ---              9
                                                       --------------- --------------- --------------
Net Cash Used by Investing Activities                          (1,276)        (13,668)        (9,721)

Cash Flows from Financing Activities
 Increase/(Decrease) in Notes Payable                           7,297             387          6,148
 Increase/(Decrease) in Capital Leases                             --               3             63
 Increase/(Decrease) in Line of Credit                            ---          (1,846)           230
 Increase/(Decrease) in Deferred Taxes                            ---              32            ---
 Proceeds from Sale of Common Stock, Net                          182             ---          1,078
 Retirement of ESOP Shares                                        ---             ---         (2,740)
 Syndication costs                                               (368)            ---            ---
 Treasury Stock                                                  (199)           (918)        (8,625)
                                                       --------------- --------------- --------------
Net Cash Provided by Financing Activities                       6,912          (2,342)        (3,846)
                                                       --------------- --------------- --------------

Net Increase/(Decrease) in Cash                                  (449)        (16,807)       (14,266)
Cash at the Beginning of the Year                               1,273          18,080         32,346
                                                       --------------- --------------- --------------
Cash at the End of the Year                                      $824          $1,273        $18,080
                                                       --------------- --------------- --------------

                                                       --------------- --------------- --------------

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

NOTE 2 -  Restatement of Financial Statements


          During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Eagle also determined that goodwill was impaired at August 31, 2002, and recorded an impairment charge of $37,565,000 Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss and restated its consolidated financial statements as of May 31, 2003, and February 28, 2003, to increase the provision for bad debt.


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

          A comparison of the Company's consolidated financial position as of August 31, 2003 and 2002 prior to and following the restatement follows:



                                     August 31, 2003       August 31, 2002
                                  --------------------- ----------------------
                                      As         As         As         As
                                   Reported   Restated   Reported   Restated
                                  ========== ========== ========== ===========
Goodwill                            $82,138     $5,596    $84,017      $7,475
Accumulated amortization             (2,541)    (1,501)    (2,541)     (1,501)
                                  ---------- ---------- ---------- -----------
                                    $79,597     $4,095    $81,476      $5,974
                                  ========== ========== ========== ===========

Contract rights                          $-    $28,691         $-     $28,691
---------------
Accumulated amortization                  -     (5,101)         -      (3,188)
------------------------          ---------- ---------- ---------- -----------
                                         $-    $23,590         $-     $25,503
                                  ========== ========== ========== ===========

Customer relationships                   $-     $7,189         $-      $7,189
----------------------
Accumulated amortization                  -     (1,277)         -        (799)
------------------------          ---------- ---------- ---------- -----------
                                         $-     $5,912         $-      $6,390
                                  ========== ========== ========== ===========

Other Intangible assets              $3,743     $6,839     $3,743      $6,895
Accumulated amortization             (1,737)    (2,473)    (1,737)     (2,056)
                                  ---------- ---------- ---------- -----------
                                     $2,006     $4,366     $2,006      $4,839
                                  ========== ========== ========== ===========

Total Assets                        121,006     77,366    129,983      89,151
Accumulated  deficit                (75,188)  (118,101)   (41,424)    (81,600)
Total Shareholders' Equity          101,976     58,336    117,380      76,548
Total Liabilities and
 Shareholders' Equity               121,006     77,366    129,983      89,151

    The following table summarizes the impact of these adjustments on the results of operations for the years ended August 31, 2003, 2002 and 2001:

                          August 31, 2003       August 31, 2002      August 31, 2001
                       --------------------- --------------------- --------------------
                          As          As         As         As        As         As
                        Reported   Restated   Reported   Restated  Reported   Restated
                       ---------- -------------------------------- --------- ----------
Depreciation and
 amortization            $ 1,968    $ 4,776    $ 3,399    $ 6,020   $ 3,615    $ 4,273
Impairment                 7,611      7,611     27,100     64,665         -          -
Total Operating
 Expenses                 29,076     31,884     43,635     83,821    15,924     16,582
Loss from Operations     (28,267)   (31,075)   (36,522)   (76,708)   (8,222)    (8,880)
Net Loss                 (33,693)   (36,501)   (36,787)   (76,973)   (5,874)    (6,532)
Other Comprehensive
 Loss                    (33,764)   (36,572)   (37,066)   (77,252)   (6,233)    (6,891)

Basic                     $(0.35)    $(0.38)    $(0.57)    $(1.20)   $(0.12)    $(0.13)
Diluted                   $(0.35)    $(0.38)    $(0.57)    $(1.20)   $(0.12)    $(0.14)
Comprehensive Loss        $(0.35)    $(0.38)    $(0.58)    $(1.21)   $(0.13)    $(0.14)



NOTE 3 -  Accounts Receivable:

          Accounts receivable consist of the following, in thousands:

                                                          August 31,
                                                     2003              2002
                                                  -----------      ------------
       Accounts Receivable                        $   2,116        $   5,270
       Allowance for Doubtful Accounts                 (412)            (242)
                                                  -----------      ------------
       Net Accounts Receivable                    $   1,704        $   5,028
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


          Components of intangible assets are as follows, in thousands:

                                        August 31, 2003                    August 31, 2002
                             -----------------------------------  ----------------------------------
                                   As                 As                As                As
                                Reported           Restated          Reported          Restated
                             ----------------  -----------------  ----------------  ----------------

Goodwill                         $82,138            $ 5,596            $84,017           $ 7,475
Accumulated amortization          (2,541)            (1,501)            (2,541)           (1,501)
                             ----------------  -----------------  ----------------  ----------------
                                 $79,597            $ 4,095            $81,476           $ 5,974
                             ================  =================  ================  ================

Contract rights                  $     -            $28,691            $     -           $28,691
Accumulated amortization               -             (5,101)                 -            (3,188)
                             ----------------  -----------------  ----------------  ----------------
                                 $     -            $23,590            $     -           $25,503
                             ================  =================  ================  ================

Customer relationships           $     -            $ 7,189            $     -           $ 7,189
Accumulated amortization               -             (1,277)                 -              (799)
                             ----------------  -----------------  ----------------  ----------------
                                 $     -            $ 5,912            $     -           $ 6,390
                             ================  =================  ================  ================

Other intangible assets          $ 3,743            $ 6,839            $ 3,743           $ 6,895
Accumulated amortization          (1,737)            (2,473)            (1,737)           (2,056)
                             ----------------  -----------------  ----------------  ----------------
                                 $ 2,006            $ 4,366            $ 2,006           $ 4,839
                             ================  =================  ================  ================


          The changes in the carrying amount of goodwill amortization for the twelve months ended August 31, 2003 are as follows (in thousands):


                                                      Eagle
                  Balance at August 31, 2002    $        7,475
                  Acquisitions and other (1)            (1,879)
                                                ---------------
                  Balance at August 31, 2003    $        5,596
                                                ===============


(1) Other primarily includes the $1,879,000 of impairment recorded against the Comtel goodwill as discussed in Note 1 (J) to the Company's Consolidated Financial Statements.


NOTE 5  - Business Combinations:


          On February 1, 2001, the Company completed the purchase of ClearWorks.net, Inc., and its subsidiaries, ClearWorks Communication, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Integration Services, Inc., United Computing Group, Link Two Communications, Inc., and LD Connect, Inc., (collectively, ClearWorks) by acquiring all the outstanding common stock for a total purchase price of approximately $99.8 million. The acquisition was accounted for using the purchase method of accounting. ClearWorks is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH"), which the Company designed, constructed, owned and operated inside large residential master-planned communities and office complexes. ClearWorks also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions. The results of operation for ClearWorks are included in the accompanying financial statements since the date of acquisition. The Company acquired the net assets of ClearWorks for $99,797,000 through the issuance of 29,410,000 shares of its common stock valued at $91,172,000 and a cash total of $8,625,000. Prior to the acquisition, the Company provided to ClearWorks, working capital and materials totaling $8,625,000. During February 2001, ClearWorks repaid these advances through the issuance of 7,346,000 shares of its common stock, which converted into 5,877,000 Eagle Wireless International, Inc., common stock shares. These shares were converted to Treasury shares at this date. The Company allocated (in thousands) the acquisition costs to current assets of $11,708, property, plant and equipment of $6,570, intangible assets of $96,920 (which consist of $38,594 in goodwill, $7,189 in customer relationships, $28,691 in contract rights, $2,921 in acquired contracts, $175 in non-compete agreement, and $19,350 in licenses), other assets of $79 and assumed liabilities of accounts payable and accrued expenses of $10,784, banks lines of credit and notes of $4,696 for a total acquisition of $99,797,000. The allocation of the purchase price is based on the fair value of assets and liabilities assumed as determined either by independent third parties or management's estimates, based on existing contracts, recent purchases of assets and underlying loan documents at August 31, 2002, Eagle recorded an impairment charge of $37,565,000.

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

NOTE 8 -  Lines of Credit:


          On September 29, 2000, Atlantic Pacific Communications, Inc., "(APC", a wholly owned subsidiary of the Company) entered into a one year $900,000 line of credit agreement with Southwest Bank of Texas, ("SWBT"). This note bears interest at SWBT's prime rate plus .25%, which was payable monthly with principal due September 28, 2001. APC's accounts receivable are pledged as collateral with Eagle Wireless International, Inc., the guarantor. This line of credit was repaid to Southwest Bank of Texas in the nine months ended May 31, 2002; therefore, there was not a balance outstanding as of August 31, 2002. Subsequent to the fiscal year ended August 31, 2002, APC entered into a new credit facility with SWBT to provide working capital and fund ongoing operations. The new credit facility is a purchase and sale agreement against accounts receivable, provides for borrowings up to $1,000,000 based on eligible accounts receivable and is secured by APC accounts receivable and guaranteed by Eagle Broadband, Inc. As of August 31, 2003, APC reduced its accounts receivable by $198,851 to reflect the gross sale of $360,003 to SWBT less $161,851 of reserves held by SWBT against such purchases. Subsequent to the fiscal year ended August 31, 2003, APC repaid and canceled the line of credit in full to SWBT in September 2003.

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


                                                                                 August 31,
                                                                  2003             2002            2001
                                                             ------------       -----------     -----------
                  Computed expected tax benefit              $   (12,410)       $  (26,171)     $  (2,220)
                  Increase in valuation allowance                 12,410            26,171          2,220
                                                             ------------       -----------     -----------
                                                             $       ---         $      ---     $      ---
                                                             ============       ===========     ===========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2003 and 2002, are presented below, in thousands and include the balances of the merged company ClearWorks.net.


                                                                  2003            2002
                                                                ---------       ---------
                  Deferred tax assets:
                  Accounts receivable, principally due
                  to allowance for doubtful accounts      $            0  $             0

                  Net operating loss carry-forwards               50,344           37,934
                  Less valuation allowance                       (50,344)         (37,934)
                                                                ---------       ----------
                  Net deferred tax assets                            ---              ---

                  Deferred tax liabilities:
                  Differences in depreciation                          0                0
                                                                ---------       ----------
                  Net deferred tax liabilities            $            0  $             0
                                                                =========       ==========


          The valuation allowance for deferred tax assets of August 31, 2003, and 2002, was $50,344,000 and $37,934,000 respectively. At August 31,
          2003 and 2002, the Company has net operating loss carry-forwards of $148,071,000 and $111,571,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.


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
                                                    =========          ========          =========





                                                            For the year ended August 31, 2002
                                                      Income            Shares           Per-Share
                                                    (Numerator)      (Denominator)        Amount

         Net Loss                                  $ (76,973)

         Basic EPS:
          Income available to
          common stockholders                        (76,973)           64,004             $(1.20)

         Effect of Dilutive Securities
         Warrants                                        ---               154                ---

         Diluted EPS:
           Income available to
           common stockholders
           and assumed conversions.                $ (76,973)           64,158             $(1.20)
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

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003

          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2003, 2002 and 2001:





                                                                   2003       2002          2001
                                                                           In thousands,
                                                                      except per share amounts
Net loss, as reported                                            $(36,501)  $(76,973)      $(6,532)
Add: Stock-based employee compensation included in reported net
 earnings (loss), net of related tax effects                            -          -             -
Less: stock-based employee compensation expense determined
 under fair-value based method for all awards, net of related
 tax effects                                                          (20)       (50)         (181)
                                                                 ---------  ---------  ------------

Pro forma net earnings (loss)                                    $(36,521)  $(77,023)      $(6,713)
                                                                 =========  =========  ============
Net loss per share:
  As reported                                                      $(0.38)    $(1.20)       $(0.13)
  Pro forma                                                        $(0.38)    $(1.20)       $(0.14)

Diluted net loss per share
  As reported                                                      $(0.38)    $(1.20)       $(0.13)
  Pro forma                                                        $(0.38)    $(1.20)       $(0.14)



Option activity was as follows for the years ended August 31, 2003, 2002 and 2001:


                                   2003                   2002                   2001
                                       Weighted-               Weighted-               Weighted-
                                        Average                 Average                 Average
                                       Exercise                Exercise                Exercise
                             Shares      Price      Shares       Price       Shares      Price
Outstanding at beginning of
 year                        355,170       $2.32    355,170         $2.32    242,607       $2.93
Granted                      50,961-        0.45          -             -    237,809        1.83
Assumed through
 acquisitions                      -           -          -             -          -           -
Exercised                          -           -          -             -          -           -
Forfeited/Cancelled                -           -          -             -    125,246        2.62
                            ---------              ---------                ---------

Outstanding at end of year   406,131        1.27    355,170         $2.32    355,170        2.32

Exercisable at year-end      406,131       $1.27    355,170         $2.32    355,170       $2.32


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





                                   For the year ending August 31, 2003

(in thousands)       APC/HSI   EBS/DSS     UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 4,220     2,809     2,433     1,803       328       ---    11,593
Segment Loss           (4,500)   (6,083)   (2,279)  (17,849)     (364)      ---   (31,075)
Total Assets            8,929    31,316       114   135,513    83,852  (144,793)  114,931
Capital Expenditures       11     6,254         1       ---       158       ---     6,424
Depreciation              372     1,351        72     3,184       253       ---     5,232

                                   For the year ending August 31, 2002


(in thousands)       APC/HSI   EBS/DSS     UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 8,767     2,657    16,143     1,699       551       ---    29,817
Segment Loss             (279)     (193)   (1,304)  (45,740)  (29,192)      ---   (76,708)
Total Assets            5,114    30,980       853   121,458    68,528  (137,782)   89,151
Capital Expenditures      125    12,034       ---       562       156       (11)   12,886
Dep. and Amort.           208       715       166     4,039     1,269       ---     6,397


                                   For the year ending August 31, 2001

(in thousands)       APC/HSI     EBS       UCG      Eagle     Other     Elim.    Consol.
                    ----------------------------------------------------------------------
Revenue                 8,173       571    18,137     1,205        24              28,110
Segment Loss             (990)     (299)     (211)   (5,217)   (2,163)             (8,880)
Total Assets            5,351    13,149     4,394   156,113    34,128   (43,114)  170,021
Capital Expenditures      151     9,350        24       198     6,671              16,394
Dep. and Amort.           149     1,053        19     3,249       857               5,327

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2003




Reconciliation of Segment Loss from        August 31,     August 31,     August 31,
 Operations to Net Loss:                      2003           2002           2001

Total segment loss from operations       $    (31,075)  $    (76,708)  $     (8,880)

Total Other Income (Expense)                   (5,426)          (265)         2,348
                                         -------------  -------------  -------------
Net Loss                                 $    (36,501)  $    (76,973)  $     (6,532)


          The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.


Note 23 - Quarterly Financial Data.


                           Nov. 30,    Feb. 28,      May 31,     Aug. 31,
                         ---------------------------------------------------
 Year Ended August 31,    (restated -  (restated -   (restated -  (restated -
  2003                     see Note 2)  see Note 2)   see Note 2)  see Note 2)

   Revenues                    4,618        3,063        1,847        2,065
   Net Earnings (loss)        (1,533)      (2,012)      (3,833)     (29,123)
   Basic Loss per Share        (0.02)       (0.03)       (0.05)       (0.28)
   Diluted Loss per Share      (0.02)       (0.03)       (0.05)       (0.28)

 Year Ended August 31,
  2002
   Revenues                    8,761        7,380        6,485        7,191
   Net Earnings (loss)        (4,026)      (2,668)      (2,479)     (67,799)
   Basic Loss per Share        (0.07)       (0.04)       (0.04)       (1.05)
   Diluted Loss per Share      (0.07)       (0.04)       (0.04)       (1.05)


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

