Form 10-Q/A
period 2004-05-31
EAGLE BROADBAND INC
filed 2004-07-29
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

                                 Amendment No. 1

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


As of July 26, 2004, there were 201,964,815 shares of common stock outstanding.

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
--------------------------------------------------------------------------------

                                     ASSETS
                                                                            May 31,         August 31,
                                                                             2004               2003
                                                                             ----                ----
                                                                          (Unaudited)         (Audited)
                                                                            Restated           Restated
Current Assets:
     Cash and Cash Equivalents                                          $        1,627   $           824
     Securities Available for Sale                                               1,563             1,714
     Accounts Receivable, net                                                    4,622             1,704
     Inventories                                                                 2,859             3,199
     Net Investment in Direct Financing Leases                                     129               ---
     Prepaid Expenses                                                              420               668
                                                                         -------------   ---------------


         Total Current Assets                                                   11,220             8,109


Property and Equipment:
     Operating Equipment                                                        36,372            36,422
     Less:  Accumulated Depreciation                                            (7,277)           (5,689)
                                                                         -------------    --------------


         Total Property and Equipment                                           29,095            30,733


Other Assets:
     Deferred Costs                                                                ---               334
     Net Investment in Direct Financing Leases                                     409               ---
     Goodwill, net                                                               4,095             4,095
     Contract rights, net                                                       22,156            23,590
     Customer relations, net                                                     5,551             5,912
     Other Intangible Assets, net                                                4,132             4,366
     Other Assets                                                                  784               227
                                                                         -------------    --------------

         Total Other Assets                                                     37,127            38,524
                                                                         -------------    --------------

Total Assets                                                             $      77,442    $       77,366
                                                                         =============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                    $       8,928    $        5,461
     Accrued Expenses                                                            3,616             7,560
     Notes Payable                                                               5,581             5,779
     Deferred Revenue                                                              492               230
                                                                         -------------    --------------

         Total Current Liabilities                                              18,617            19,030

Commitments and Contingent Liabilities

Shareholders' Equity:
     Preferred Stock  -  $.001 par value
         Authorized  5,000,000 shares
         Issued  -0- shares                                                        ---               ---
     Common Stock  -  $.001 par value
         Authorized Shares at May 31, 2004, and
         August 31, 2003 -- 350,000,000 and 200,000,000, respectively
         Issued and Outstanding Shares at May 31, 2004, and
         August 31, 2003 -- 188,479,000 and 147,447,000, respectively              188               147
     Paid in Capital                                                           201,026           177,017
     Retained Earnings                                                        (141,706)         (118,101)
     Accumulated Comprehensive Income (Loss)                                      (683)             (727)
                                                                         -------------    --------------

         Total Shareholders' Equity                                             58,825            58,336
                                                                         -------------    --------------

Total Liabilities and Shareholders' Equity                               $      77,442    $       77,336
                                                                         =============    ==============

See accompanying notes to consolidated financial statements

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

--------------------------------------------------------------------------------
                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------





                                            Additional             Accumulated       Total
                                  Preferred   Paid in  Retained    Comprehensive  Shareholders'
                  Shares   Value    Stock     Capital  Earnings       Income         Equity
                 --------  -----  --------- ---------  --------    -------------  -------------
Total
 Shareholders'
 Equity As of
 August 31, 2002   73,051     $73       ---   $158,731  $(81,600)          $(656)      $76,548
                 ======== ======= ========= ========== ==========  =============  =============

Net Loss              ---     ---       ---        ---   (36,501)                      (36,501)

New Stock Issued
 to Shareholders
 Services and
  Compensation      7,437       7       ---      1,813       ---                         1,820
 Property and
  Other Assets     14,938      15       ---      3,032       ---                         3,047
 Retirement of
  Debt and
  Liabilities      50,816      51       ---     13,827       ---                        13,878
 Employee Stock
  Option Plan       1,647       2       ---        180       ---                           182

Syndication Costs     ---     ---       ---       (368)      ---                          (368)

Treasury Stock       (442)     (1)      ---       (198)      ---                          (199)

Unrealized
 Holding Loss         ---     ---       ---        ---       ---             (71)          (71)

Total
 Shareholders'
 Equity
   As of August
    31, 2003      147,447     147       ---    177,017  (118,101)           (727)       58,336
                 ========  =======   =======  ========  =========   =============   ===========

Net Loss for the
 Nine Months
 Ended May 31,
 2004                 ---     ---       ---        ---   (23,605)                      (23,605)

New Stock Issued
 to Shareholders
 Services and
  Compensation      5,090       5       ---      4,448       ---                         4,453
 Property and
  Other Assets                          ---                  ---
 Retirement of
  Debt and
  Liabilities      35,942      36       ---      8,156       ---                         8,192
 Interest for
  Beneficial
  Conversion
  Value                                 ---      6,912       ---                         6,912
  Retirements /
   Issuance of
   Warrants                                      4,493                                   4,493

Unrealized
 Holding Gain                           ---                                   44            44

Total
 Shareholders'
 Equity as of
May 31, 2004      188,479    $188       ---   $201,026 ($141,706)          $(683)      $58,825
                 ======== ========  ======== ========= ==========    ============   ==========


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

          Goodwill and other intangibles of $35,934,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low-cost mass marketing techniques. In October 2003, Eagle hired a new Chief Executive Officer with an extensive sales and marketing background and proven senior management and operational skills leading high-growth technology companies to implement its modified strategy.

          Eagle assessed the fair value of the intangible assets as of August 31, 2003, and May 31, 2004, and concluded that the goodwill valuation remains at an amount greater than the current carrying value.

          There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, Eagle could be required to record a material impairment to its intangible assets. The assumptions include significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS


          During the quarter ended May 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its merger with Clearworks.net, Inc. and certain other classifications of intangible assets had not been appropriately accounted for and an impairment to goodwill acquired in the Clearworks net acquisition. The principal change to previously issued financial statements related to the reclassification of a portion of the Company's goodwill acquired in the Clearwork.net, Inc. merger to contract rights, customer relationships and other intangible assets that are amortizable versus goodwill not being amortizable following the Company's adoption of FAS 142. Accordingly, the Company has restated its consolidated financial statements for the years ended August 31, 2003, 2002 and 2001 to correctly present goodwill, intangible assets, amortization expense and net loss.

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

                                               May 31,          August 31,
                                                2004               2003
                                           --------------      -----------
          Computed Expected Tax Benefit    $    (8,026)        $  (12,410)
          Increase in Valuation Allowance        8,026             12,410
                                           --------------      -----------
                                           $     0             $    0
                                           ==============      ===========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2004, and August 31, 2003, are presented below, in thousands, and include the balances of the acquired company ClearWorks.Net.

                     Eagle Broadband, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  May 31, 2004



                                                               May 31,            August 31,
                                                                2004                2003
                                                        -----------------        -----------

           Deferred tax assets:

           Net Operating Loss Carry-Forwards                58,370                    50,344
           Less Valuation Allowance                        (58,370)                  (50,344)
                                                        -----------------        -----------
           Net Deferred Tax Assets                             ---                     ---

           Deferred Tax Liabilities:
           Differences in Depreciation                         ---                     ---
                                                        -----------------        ------------

           Net Deferred Tax Liabilities               $        ---               $     ---
                                                        =================        ============


          The valuation allowance for deferred tax assets of May 31, 2004, and August 31, 2003, was $58,370 and $50,344 respectively. At May
          31, 2004, the Company has net operating loss carry-forwards of $171,676,000, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2021.


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


                                      For the nine months ending May 31, 2004

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                      673      4,805        445      5,228        81        ---     11,232
                Segment Loss                (688)    (1,475)       (19)   (13,449)      (30)       ---    (15,661)
                Total Assets                 361     28,830         72    130,788    57,006   (139,615)    77,442
                Capital Expenditures           0        692         16         41         0                   749
                Depreciation                 132      1,156         46      2,391        76        ---      3,801

                                      For the nine months ending May 31, 2003

                (in thousands)           APC/HSI     EBS/DSS    UCG       Eagle     Other      Elim.     Consol.
                                       --------------------------------------------------------------------------
                Revenue                    3,456      2,219      1,938      1,612       303        ---      9,528
                Segment Loss                (882)    (3,168)      (821)    (1,745)     (280)       ---     (6,896)
                Total Assets              11,950     36,330        310    119,057     73,054   (149,326)   91,375
                Capital Expenditures          11      6,126          1        ---       158        ---      6,296
                Dep. and Amort.              169        462         62      2,272        86        ---      3,051


                                                                          May 31, 2004           May 31, 2003
                                                                       --------------------  -------------------
          Reconciliation of Segment Loss from Operations to Net Loss:
          Total Segment Loss from Operations                            $      (15,661)       $    (6,896)
          Total Other Income (Expense)                                          (7,944)              (482)

          Net Loss                                                     $       (23,605)       $    (7,378)


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

         The Company's allowance for doubtful accounts totaled $322,000, $421,000, and $336,000 for the quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, respectively. These allowance for doubtful accounts amounts represented 12%, 10% and 7% of the gross accounts receivable balances for the quarters ended November 30, 2003, February 29, 2004 and May 31, 2004, respectively; while likewise represented 48%, 39% and 43% of the Company's greater than 90 day accounts for these same respective time periods. The disproportional relationships between the rates of growth in the greater than 90 day accounts as compared to the allowance for doubtful account reserve and the overall allowance for doubtful account reserve as compared to the gross accounts receivable is primarily attributable to (i) the deferred revenue components of the transactions entered into with Sweetwater Security, LLC and (ii) the impact of larger dollar volume transactions with the customers comprising greater than ten percent of the Company's revenues during these respective quarters.


         The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer's ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowances for doubtful accounts fairly represent the underlying collectability risks associated with its accounts receivable despite the disproportional relationships between the rates of growth of in greater than 90 day accounts as compared to the allowance for doubtful account reserve and the overall allowance for doubtful account reserve as compared to the gross accounts receivable balance.


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

Date:  July 29, 2004


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