Form 10-K/A
period 2003-08-31
EAGLE BROADBAND INC
filed 2004-10-12
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 6 to
                                   FORM 10-K/A

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

                                EXPLANATORY NOTE
                                ----------------

Eagle filed a Report of Form 8-K on August 24, 2004, reflecting that we replaced Malone & Bailey, LLP, as our independent auditor with Lopez, Blevins, Bork and Associates, LLP ("Lopez Blevins"). Members of Lopez Blevins, prior to the formation of Lopez Blevins, performed all the audit-related work while employed with Malone & Bailey, LLP, in connection with conducting our audit for the fiscal year ended August 31, 2003. Lopez Blevins reaudited our fiscal year ended August 31, 2003, which audit is contained herein. There are no other changes to the Amended Form 10-K previously filed on July 29, 2004.


                                    PART II

Item 8.  Consolidated Financial Statements

     The financial statements commencing on page F-1 have been audited by Lopez, Blevins, Bork and Associates, LLP as of August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

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


Signature                           Title                                        Date

/S/ David A. Weisman                Chairman of the Board and                    Oct. 11, 2004
----------------------------------- Chief Executive Officer
David A. Weisman                    (Principal Executive Officer)

/S/ Richard R. Royall               Chief Financial Officer                      Oct. 11, 2004
----------------------------------- (Principal Financial and Accounting Officer)
Richard R. Royall

/S/ H. Dean Cubley                  Director                                     Oct. 11, 2004
-----------------------------------
H. Dean Cubley

/S/ Christopher W. Futer            Director                                     Oct. 11, 2004
-----------------------------------
Christopher W. Futer

/S/ Glenn A. Goerke                 Director                                     Oct 11, 2004
-----------------------------------
Glenn A. Goerke

/S/ J. Reinhartsen                  Director                                     Oct 11, 2004
-----------------------------------
J. Reinhartsen

/S/ A.L. Clifford                   Director                                     Oct 11, 2004
-----------------------------------
A.L. Clifford

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

/S/ Lopez, Blevins, Bork and Associates, LLP
--------------------------------------------
Lopez, Blevins, Bork and Associates, LLP
Houston, Texas


October 11, 2004

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

P)        Reclassification

          The Company has reclassified certain assets costs and expenses for the year ended August 31, 2002, and 2001, to facilitate comparisons.

Q)        Supporting Costs in Selling, General and Administrative Expenses

          Other support cost for the twelve months ended August 31, 2003, 2002, and 2001 are as follows, in thousands: -

                                                      2003          2002             2001
                                                 ------------------------------------------
                  Advertising/Conventions         $     ---              8     $       737
                  Auto Related                           66            174
                  Bad debt                            2,177            ---             ---
                  Contract Labor                        907            100             ---
                  Delivery/Postage                       95            162             178
                  Fees                                  418            ---             ---
                  Insurance                             437            181             263
                  Office & telephone                    675            880             482
                  Other                                 291             21              17
                  Professional                        5,222            424             831
                  Rent                                1,183          1,052             791
                  Travel                                377            459             437
                  Taxes                                 170             53              90
                  Utilities                             719            460             438
                                                  ----------     ----------      ----------
                  Total                           $  12,737          3,974       $   4,264
                                                  ==========     ==========      ==========


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

