Form 10-K
period 2004-08-31
EAGLE BROADBAND INC
filed 2004-11-30
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
--------------------------------------------------------------------------------


[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                   For the fiscal year ended August 31, 2004

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


                              EAGLE BROADBAND, INC.
             (Exact name of registrant as specified in its charter)

                       Commission file number: 001-154649

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

Issuer's revenues for its fiscal year ended August 31, 2004, were $12,490,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the American Stock Exchange on November 26, 2004, was $188,581,000. As of November 26, 2004, registrant had 212,017,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2004.

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing and working capital to fund business operations; governmental regulations; risks associated with regional, national, and world economies; and ability to enter into strategic, profitable business relationships relating to our products and services. Any forward-looking statements should be considered in light of these factors. Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

PART I

Item 1.  Description of Business

Overview

     Eagle Broadband, Inc. (the "Company" or "Eagle"), is a leading provider of broadband, Internet protocol (IP) and satellite communications technology and services. The Company is focused on three core businesses: broadband bundled services, IP set-top boxes and satellite communications technology. The Company's product offerings include an exclusive "four-play" suite of IP-based broadband bundled services with high-speed Internet, cable TV, telephone and security monitoring, and a turnkey suite of financing, network design, operational and support services that enables municipalities, utilities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers. Eagle offers the HDTV-ready Media Pro IP set-top box product line that enables hotel operators and service providers to maximize revenues by offering state-of-the-art in-room entertainment and video services. The Company also develops and markets the SatMAX satellite communications system that allows government, military, homeland security, aviation, maritime and enterprise customers to deliver reliable, non-line-of-sight, voice and data communications services via the Iridium satellite network from any location on Earth.

     As of August 31, 2004, the Company's active subsidiaries were: Eagle Broadband Services, Inc. (EBS), operating as Eagle BDS; DSS Security, Inc.
(DSS), operating as Eagle Security Services; and Eagle Managed Services. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: ClearWorks Communications, Inc.
(COMM), formerly operated as BDS; ClearWorks.net, Inc. (.NET); ClearWorks Home Systems, Inc. (HSI), operated as Eagle Residential Structured Wiring; Eagle Wireless International, Inc. (EWI); Contact Wireless, Inc. (CWI), operated as Eagle Paging Services; United Computing Group, Inc. (UCG), operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II), operated as Eagle Messaging Services. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications (APC) and Etoolz, Inc. (ETI). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

     Eagle designs and manufactures a wide range of broadband products and provides complete installation services for copper, fiber, and wireless to commercial and residential markets. Core products offered by Eagle target end users of broadband services and include Internet, telephone, cable television, and security monitoring services, which services we refer to as bundled digital services or BDS. Each subscriber provides the Company with the opportunity to create a recurring revenue stream as well as the opportunity to sell additional products, such as Eagle's set-top boxes to existing customers. Management's goal is to obtain near-term and long-term recurring revenue.

     Eagle designs, markets and services its products under the Eagle name. Eagle provides service and support for its products, as well as consulting and research development on a contract basis. In addition, Eagle offers a line of IP set-top boxes and satellite communication products. In fiscal 2003 and 2002, Eagle marketed products that included transmitters, receivers, controllers, software and other equipment used in personal communications systems and radio and telephone systems. Most of Eagle's broad line of products, covering the messaging spectrum as well as specific personal communication systems, and specialized mobile radio products are certified by the Federal Communications Commission.

     Eagle was incorporated in May 1993 and changed its name in February 2002 to Eagle Broadband, Inc., its current name. Eagle's principal place of business is located at 101 Courageous Drive, League City, Texas 77573. Its telephone number is (281) 538-6000 and its web site address is www.eaglebroadband.com .

Product and Service Categories

Eagle BDS Services

     Eagle provides fiber-to-the-user IP-based bundled digital services for municipalities, utilities, real estate developers and service providers. These services include high-speed Internet connectivity, home security monitoring, telephone service, and cable-style TV service over fiber. Eagle's exclusive "four-play" suite of high-speed Internet, video/cable TV, voice and security monitoring bundled digital services, HDTV-ready IP set-top boxes, and turnkey suite of financing, network design, deployment and operational services enable municipalities, real-estate developers, hotels, multi-tenant owners and service providers to deliver state-of-the-art entertainment and communication choices and single-bill convenience to their residential and business customers.

     The fiber optic networks that Eagle deploys into residential communities and businesses consist of two parts: (a) the headend facility and (b) the fiber optic cable installed into the home. Eagle also sells structured wiring and audio/video products to single and multi-family units. These products and services are being made available to both residential and commercial customers in select states and communities nationwide.

     Eagle's BDS Services revenues are reported under the category "Broadband Services" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within Note 22 - Industry Segments.

Eagle Security Services

     Eagle, through its subsidiary DSS Security, Inc., markets security-monitoring services. DSS Security's principal business activity is providing monthly security monitoring service to both commercial and residential customers. As of August 31, 2004, DSS Security provided services to over 7,000 customers.

     Eagle's Security Services revenues are reported under the category "Broadband Services" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within
Note 22 - Industry Segments.

Eagle Satellite-Based Voice and Data Communications Services

The SatMAX

     The SatMAX represents innovative and proprietary non-line-of-sight communications technology that enables users of the Iridium(R) satellite network to establish reliable voice and data communications to and from any location where the user is unable to gain line of sight to an orbiting Iridium Satellite such as onboard in-flight aircraft, within buildings, under ground or from obstructed areas. The technology provides global communications that enhance user productivity, mobility, problem solving, field-to-headquarters collaboration and emergency backup/response for a wide range of mission-critical and everyday communications needs. By extending coverage indoors to areas not traditionally served by satellite networks, the SatMAX extends customers' usage area, while enhancing the utility and overall value for both new and existing Iridium aviation, government, military, homeland security and commercial/enterprise customers. The Company has received certification by both the Federal Communications Commission (FCC Certification Identifier # LOKJHJLBT05A00021) and Iridium Satellite LLC for the SatMAX.

IP Set-Top Box Products

     Eagle markets broadband IP-media set-top-box products. These multimedia and Internet based products provide users the ability to interface their Internet connection, broadcast video, cable or DSL, or satellite video source directly to their television receiver. Eagle markets the set-top boxes to Internet service providers or ISP's, systems integrators and OEM customers who typically bundle set-top-boxes with their own products and/or services.

     Eagle designs and markets a complete line of advanced Media Pro IP set-top box products. Either standalone or in conjunction with the company's EZ Media middleware software, the products enable hotel and casino owners, hospitals, apartment owners, municipalities, real estate developers and schools to deliver a full range of higher-quality standard and high definition entertainment and information services that can generate higher-margin revenues. Media Pro IP set-top boxes also enable incumbent and competitive telecommunications service providers to cost effectively deploy, high-demand, IP-based bundled broadband and video services to their customers.

     The Media Pro line of IP set-top boxes delivers full computing and video functionality in a compact footprint with a very quiet, fan-less design that enables a wide range of on-demand IP-based applications including high-speed Internet access, streaming IP video, digital audio/music, video-on-demand, 3D gaming, video conferencing and more. In addition, Eagle's customizable EZ-Magic middleware software platform delivers stunning high definition streaming video, superior digital audio, easier navigation of hotel and community services (i.e., concierge, local restaurants and events, etc.), advanced content and system security for a wide variety of hardware platforms.

EZMagic Software

     EZMagic is a software-based middleware platform capable of delivering Eagle's complete "four-play" of voice, video, data, and security services over a wide variety of standard hardware systems. EZMagic-HD expands Eagle Broadband's EZMagic middleware software platform to include a range of new multi-media capabilities. The capabilities made possible by EZMagic-HD enable hotel and casino owners, municipalities, real estate developers, schools and health care facilities to deliver enhanced high-demand multimedia services with the goal of improving the satisfaction of residents and guests, maximizing occupancy rates and improving brand loyalty.

     EZMagic features include high definition streaming video, improved digital audio and Internet capabilities, easier navigation of hotel and community services (e.g., concierge, local restaurants and events, etc.), increased content and system security, and additional operating system support. EZMagic-HD is designed for a range of higher margin applications and services including (i) high-end hospitality systems requiring sophisticated secure video; (ii) data and gaming services; (iii) educational distance-learning systems to improve both teacher and student education; (iv) on-demand entertainment including concerts, movies, music videos, etc. with superior visual clarity; (v) Internet access, video programming and other patient services for health care facilities; and
(vi) fiber-to-the-user IP-based entertainment terminals/media centers.

     Eagle's Broadband IP set-top box products revenues are reported under the category "Products" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within
Note 22 - Industry Segments.

Eagle Managed Services

     Eagle provides data, telephony and fiber optic installation, project management and support services from initial concept through engineering to completion and documentation. Atlantic Pacific installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

     o    Multi-site rollout installation

     o    Statement of work/request for quotation preparation

     o    Installation supervision

     o    Structured wiring design

     o    Comprehensive project management

     o    Copper wiring configuration

     o    Fiber optic acceptance testing

     o    Aerial and underground OSP

     o    Fiber optic and copper cable

     o    Field service and support

     Eagle's Communications Services revenues are reported under the category "Structured Wiring" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "APC/HSI" within
Note 22 - Industry Segments.

Eagle Technology Services

     Eagle, through its United Computing Group subsidiary, sold computer hardware and IT business integration and enterprise management solutions in fiscal 2003 and 2002 to companies with complex computing and communication systems and needs. In fiscal 2004 Eagle did not conduct any United Computing Group business.

     Eagle's Technology Services product revenues are reported under the category "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "UCG" within Note 22 - Industry Segments.

Eagle Consulting Services

     Eagle routinely provides consulting services on a contract basis to support the sale of its main product lines. Examples of these consulting services include design and engineering support for fiber-to-the-user headend and optical network integration. Eagle also performs research and development on a contract basis.

     Eagle's Consulting Services revenues are reported under the category "Other" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Other" within Note 22 - Industry Segments.

Eagle Service and Support

     Eagle provides service and support to customers on an on-going basis including installation, project management of turnkey systems, training, and service or extended warranty contracts with Eagle. Eagle believes that it is essential to provide reliable service to customers in order to solidify customer relationships and be the vendor of choice when a customer seeks new services or system expansions.

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

     Eagle's Service and Support Services revenues are reported under the category "Other" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Other" within Note 22 - Industry Segments.

Eagle Paging Services

     Eagle, through its subsidiary Contact Wireless, Inc., marketed paging and mobile telephone solutions in fiscal 2003 and 2002. Contact Wireless provided customers with paging and mobile telephone products and related monthly services in San Antonio and Houston areas. The assets for Contact Wireless, Inc., were sold effective October 1, 2003, and there was no additional business activity in fiscal 2004.

     Eagle's Paging Services revenues are reported under the category "Other" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Other" within Note 22 - Industry Segments.

Eagle Messaging Services

     Eagle, through its subsidiary Link Two Communications, Inc., marketed messaging network services. At August 31, 2002, management estimated through recent sales of equipment and industry pricing of FCC licenses that an impairment charge of $27,100,000 was necessary to reflect the ongoing value of its assets and licenses. Eagle did not conduct any substantive business in fiscal 2004, other than sustaining the FCC licenses.

     Eagle's Messaging Services revenues are reported under the category "Other" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

Eagle Wireless International

     Eagle provided messaging services to customers during fiscal 2002. Eagle's Wireless International Products and Services revenues are reported under the category "Products" on the Company's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within
Note 22 - Industry Segments. Eagle did not conduct any Eagle Wireless business in fiscal 2004.

Customers

     Broadband and IP set-top box products are sold to a broad range of customers. These include residential, commercial, enterprise, military, government and service provider customers.

     Eagle BDS Services historically sold its products and services primarily in the Houston, San Antonio, Austin, Las Vegas and Phoenix metropolitan markets. Today, however, such products and services are marketed nationwide through direct marketing efforts and via Eagle's sales staff and service centers. Currently the Company primarily markets the BDS Services to municipalities, real estate developers, hospitality operators, public utility districts and service providers, with residential and commercial customers typically subscribing to one or more bundled digital services such as voice, video, data/Internet and security monitoring.

     Eagle Managed Services sells its project management services on a nationwide basis to a wide range of customers including telecommunications, hospitality, industrial and petrochemical, oil/gas companies and government sectors.

     Eagle markets the SatMAX global non-line-of-sight communications system to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers.

     The Company had two customers in fiscal year 2004 that accounted for 30% and 25% of consolidated revenues. In fiscal years 2003 and 2002 the Company did not have any customers that aggregated ten percent or more of consolidated revenues.

Marketing and Sales

     The majority of the Company's products and services are marketed through its employees using direct sales, channel marketing and various types of direct marketing techniques.

     Eagle Technology Services were previously marketed through direct sales staff and through various types of direct marketing. For the years ended August 31, 2004, 2003 and 2002, Eagle Technology Services represented 4%, 21% and 54% of consolidated revenues, respectively.

     Eagle Managed Services were marketed through Eagle's direct sales staff. For the years ended August 31, 2004, 2003 and 2002, Eagle Managed Services represented 50%, 34% and 18% of consolidated revenues, respectively.

     Eagle Messaging Services were previously marketed through Eagle's direct sales staff and publication advertising.

     Eagle also markets the SatMAX global non-line-of-sight communications system directly to Fortune 1000 enterprises, commercial aviation, government, the military and homeland security customers.

     Eagle Security Services are marketed through Eagle's direct sales staff.

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

     From 1999 to 2004, Eagle has focused a large portion of its new development resources on the development of the new broadband multimedia and Internet product line. In addition, Eagle has formed a number of strategic relationships with other large suppliers and manufacturers that will allow the latest in technology and techniques to be utilized in the Company's IP set-top-box product line. Eagle will continue to incur research and development expenses with respect to the IP set-top-box product line during the current fiscal year.

     Eagle has extensive expertise in the technologies required to develop wireless communications systems and products including high power, high frequency RF design digital signal processing, real-time software, high-speed digital logic, wireless DSL products, radio frequency and data network design. Eagle believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Eagle to reduce the time for bringing new products to market. Research and development expenditures incurred by Eagle for the fiscal years ended August 31, 2004, 2003 and 2002 were $557,000, $411,000 and $404,000, respectively.

Manufacturing

     Eagle currently subcontracts and/or provides limited manufacturing of its satellite-based communications and wireless products at its facilities in League City, Texas. Some subassemblies are manufactured for Eagle by subcontractors at various locations throughout the world. Eagle's manufacturing expertise resides in assembling subassemblies and final systems that are configured to its customers' specifications. The components and assemblies used in Eagle's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built. Substantially all of the components and parts used in Eagle's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, Eagle purchases sufficient quantities of components that have long-lead requirements in the world market. Eagle ensures that all products are tested, tuned and verified prior to shipment to the customer.

     Eagle has determined that the most cost effective manufacturing method for its high volume multimedia and Internet product line is to utilize offshore contract production facilities supplemented with high volume United States based contract facilities. The high volume requirements of the Company's convergence set-top-box product line are well beyond the capabilities of the current facilities and would be cost prohibitive to construct. However, in the selection of a high volume international manufacturer, Eagle has selected Taiwanese company with established subsidiaries in the USA, Netherlands, China and Germany. With a strong research and development team, this company is not only able to produce a wide range of products, but also has been recognized as a pioneer in the field and is both ISO-9001 and ISO-9002 certified. The manufacturing facility for the IP set-top-box is located in Taiwan.

Competition

     Eagle competes with many established companies in the set-top-box business including Scientific Atlanta, General Instrument, and many smaller companies. Most of these companies have greater resources available than Eagle. The markets that are currently developing for set-top box products are extremely large and rapidly growing. Eagle has studied these markets and is of the belief based on this research that it can effectively compete in these markets with its new IP set-top-box product line. However, there can be no assurance that these conclusions are correct and that the multimedia and Internet markets will continue to expand at their current rates and that Eagle can gain significant market share in the future.

     Eagle BDS competes indirectly with many established companies and service providers that provide fiber and cable, structured wiring, broadband data/Internet, security monitoring, cable television and telephone services. Most of these companies have greater resources than Eagle BDS. Eagle has studied these markets, and is of the belief that the bundled digital services offered to its customers as a complete package with one source billing is a competitive advantage for Eagle BDS. Certain of Eagle's residential customers are subject to developer and homeowner association agreements that allow Eagle BDS to be the primary single-source provider of these services. However, there can be no assurance that these conclusions are correct and that the bundled digital services market will continue to expand at the current rates and that Eagle BDS can gain significant market share in the future.

     Eagle Managed Services competes with many established companies in the fiber and cable, structured wiring and project management services areas. Most of these companies have greater resources available than Eagle Managed Services. Eagle has studied these markets and is of the belief that the offering of the collective services on a nationwide scale is a competitive advantage for Eagle Managed Services. The use of the sub-contractors located across the nation allows Eagle Managed Services to complete large projects in an efficient manner, which is a valuable tool. However, there can be no assurance that these conclusions are correct and that these services will continue to expand at their current rates and that Eagle Managed Services can gain significant market share in the future.

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

Regulation

     Many of Eagle's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by Eagle in connection with the manufacture and sale of its products and by customers to operate Eagle's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Eagle's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for Eagle's products by providing users of those products with opportunities to establish new messaging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on Eagle.

Employees

     As of November 1, 2004, Eagle employed approximately 85 persons and retained independent contractors as necessary. Eagle believes its employee relations to be good. Eagle enters into independent contractual relationships with various individuals, from time to time, as needed.

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

     From inception through August 31, 2004, we have incurred an accumulated net deficit in the amount of $157,106,000. For the fiscal year ended August 31, 2004, we incurred net losses in the amount of $39,005,000. We anticipate that we will incur losses from operations for the current fiscal year. We will need to generate significant revenues and control expenses to achieve profitability. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

     As we have not generated positive cash flow from operations for the past three fiscal years, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

     We have not generated positive cash flow from operations during the last three fiscal years and we currently rely on external sources of capital to fund operations. For the fiscal year ended August 31, 2004, we have suffered losses from operations of approximately $39,005,000. At August 31, 2004, we had approximately $2,602,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $15,272,000. Our net cash used by operations for the fiscal year ended August 31, 2004, was approximately $3,493,000.

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

     Cornell Capital Partners, LP. vs. Eagle Broadband, Inc. In July 2003, Cornell Capital sued Eagle Broadband alleging breach of contract, fraud and negligent misrepresentation. As of November 30, 2003, the principal balance of the debenture of approximately $1.2 million was repaid, although the suit remains outstanding. Cornell seeks damages against Eagle in the amount of approximately $1,000,000. We have filed a counter-claim against Cornell Capital seeking in excess of $2,000,000.

     The Tail Wind Fund Ltd. vs. Link Two Communications, Inc., and Eagle Broadband, Inc. In its complaint, The Tail Wild Fund asserts breach of contract claims in the amount of approximately $25 million.

     Palisades Master Fund L.P. vs. Eagle Broadband, Inc., In November 2004, Palisades sued Eagle claiming in excess of $3,100,000 in damages.

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

     For the fiscal years ended August 31, 2004 and 2003, approximately 44% and 24%, respectively, of our revenue was generated by recurring-revenue contracts with Eagle Broadband Services and our security monitoring contracts with DSS Security. Although to date we have not experienced any significant interruptions or problems in our broadband or security services, any defects or errors in our services or any failure to meet customers' expectations could result in the cancellation of services, the refund of customers' money, or the requirement that we provide additional services to a client at no charge. Any of these events, could reduce the revenues or the margins associated with this revenue segment.

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

Approximately 48% of our total assets are comprised of intangible assets including goodwill, contract rights, customer relationships and other intangible assets which are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant charge against our earnings.

     We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At August 31, 2004, our intangible assets, including goodwill, were net $35,238,000 million. If management determines that impairment exists in future periods, we will be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined.

Our business relies on our use of proprietary technology. Asserting, defending and maintaining intellectual property rights are difficult and costly and the failure to do so could harm our ability to compete and to fund our operations.

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

     o obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms or at all; or

     o    redesign those products that use infringing intellectual property.

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

     Our operations are dependant upon our ability to support a highly complex network infrastructure. Many of our customers are particularly dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in the Texas Gulf Coast area, there is a likelihood that our operations may be effected by hurricanes or tropical storms, tornados, or flooding. Although we maintain redundant systems in north Houston, Texas, which allow us to operate our networks on a temporary basis, the occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and significantly impair our ability to generate revenue and achieve profitability.

Our stock price has fluctuated intensely in the past, and stockholders face the possibility of future fluctuations in the price of our common stock.

     The market price of our common stock may experience fluctuations that are unrelated to our operating performance. From January 30, 2003, through November 1, 2004, the highest sales price of our common stock was $2.08 which occurred on January 20, 2004, and the lowest sales price was $0.12, which occurred on March 7, 2003. The market price of our common stock has been volatile in the last 12 months and may continue to be volatile.

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

Item 2.  Description of Property

     Eagle's headquarters are located in League City, Texas, and include approximately 25,550 square feet of leased office, production, and storage space. The lease expires in June 2007. Eagle believes that its rental rents are at market prices. Eagle has insured its facilities in an amount that it believes is adequate and customary in the industry.

Item 3.  Legal Proceedings

     In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In December 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A Clearwork.net, Inc.; In The Circuit Court Of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In September 2003, Enron sued United Computing Group, Inc., in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000.00. Defendant has filed an answer, denies the claims and intends to vigorously defend this lawsuit and claims against it. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In fiscal 2004, The Tail Wind Fund Ltd. sued Link Two Communications, Inc., and Eagle Broadband, Inc., Civil Action 04-CV-05776, in the United States District Court for the Southern District of New York. Tail Wind claims breach of contract seeking $25 million. The Company intends to vigorously defend this claim. The Company has accrued $500,000 in expenses against this lawsuit, although the outcome cannot be predicted at this time.

     In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Ind., and David Weisman, Civil Action 04603626, in New York County, New York Supreme Court. Palisades seeks an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and seeks damages in excess of $3.1 million. The Company intends to vigorously defend this claim. The Company has not accrued any expenses against the lawsuit, as the outcome cannot be predicted at this time.

     Eagle is involved in lawsuits, claims, and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Eagle believes it has adequate provisions for any such matters. Eagle reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Eagle believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special shareholders meeting in July 2004, shareholders holding 84,908,456 shares of our common stock adopted the June 2004 Compensatory Stock Option Plan reserving 10,000,000 shares to be issued under such plan. Holders of 830,792 shares abstained from the vote, and holders of 14,181,648 shares voted against the adoption of the plan.

                                     PART II

Item 5.   Market for Common Equity and Related Shareholder Matters

     Shares of Eagle common stock are listed on the American Stock Exchange under the symbol "EAG." On November 18, 2004, Eagle's common stock closed at $.62 per share. Eagle is authorized to issue 350,000,000 shares of common stock, 205,509,000 of which were issued and outstanding at November 18, 2004. At November 18, 2004, there were approximately 1,076 holders of record of Eagle common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

                                            Eagle Common Stock
                                           ---------------------
                                             High         Low
                                           ---------   ---------
Fiscal 2004
 Quarter ended November 30, 2003           $   2.13     $  0.42
 Quarter ended February 28, 2004               2.08        1.10
 Quarter ended May 31, 2004                    1.59        0.77
 Quarter ended August 31, 2004                 1.15        0.71
Fiscal 2003
 Quarter ended November 30, 2002               0.54        0.27
 Quarter ended February 28, 2003               0.53        0.16
 Quarter ended May 31, 2003                    0.37        0.12
 Quarter ended August 31, 2003                 0.63        0.33


     Eagle has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years.

Recent Sales of Unregistered Securities

     In June 2004, the Company issued approximately 10,475,766 shares of common stock to 44 accredited investors in connection with these investors converting convertible debt into shares of common stock. This convertible debt was originally issued in October and November of 2003.

     In October 2004, the Company issued 25,000 shares of its common stock as a partial settlement of a debt obligation.

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


                                                                                 Year Ended August 31,
                                          ----------------------------------------------------------------------------------------
                                             2004               2003                2002               2001                2000
                                          ----------         ----------          -------------------------------------------------
Operating Data:
Net Sales                                 $  12,490          $  11,593           $  29,817          $  28,110            $  5,240
Operating Expenses                           31,055             31,884              83,821             16,582               3,973
Operating Income (Loss)                     (30,952)           (31,075)            (76,708)            (8,880)             (1,215)
Other Income (Expense), Net                  (8,053)            (5,426)               (265)             2,348               1,516
Income Tax Provision                              -                  -                   -                  -                  96
                                          ----------         ----------          ----------         ----------           ---------
Net Income (Loss)                         $ (39,005)         $ (36,501)          $ (76,973)         $  (6,532)           $    187
                                          ==========         ==========          ==========         ==========           =========

Earnings Per Share  (Basic)                   (0.21)             (0.38)              (1.20)             (0.13)               0.01

Statement of Cash Flows Data:
Cash Used by Operating Activities         $  (3,493)         $  (6,085)          $    (797)         $    (699)           $ (5,299)
Cash used by Investing Activities         $  (1,216)         $  (1,276)          $ (13,668)         $  (9,721)           $ (2,224)
Cash Provided (Used) by
 Financing Activities                     $   5,936          $   6,912           $  (2,406)         $  (3,846)           $ 39,681

Balance Sheet Data:
Total Assets                              $  70,211          $  77,366           $  89,151          $ 170,021            $ 57,653
Long-Term Debt                                    -                  -           $  1,272           $   2,136            $     73
Total Stockholders' Equity                $  50,103          $  58,336           $  76,548          $ 148,482            $ 54,073



Item 7. Management's Discussion and Analysis

Overview

     Eagle Broadband, Inc. (the "Company" or "Eagle"), is a leading provider of broadband, Internet protocol (IP) and satellite communications technology and services. The Company is focused on three core businesses: broadband bundled services, IP set-top boxes and satellite communications technology. The Company's product offerings include an exclusive "four-play" suite of IP-based broadband bundled services with high-speed Internet, cable TV, telephone and security monitoring, and a turnkey suite of financing, network design, operational and support services that enables municipalities, utilities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers." Eagle offers the HDTV-ready Media Pro IP set-top box product line that enables hotel operators and service providers to maximize revenues by offering state-of-the-art in-room entertainment and video services. The Company also develops and markets the SatMAX satellite communications system that allows government, military, homeland security, aviation, maritime and enterprise customers to deliver reliable, non-line-of-sight, voice and data communications services via the Iridium satellite network from any location on Earth.

     During the fiscal year ended August 31, 2004, Eagle's business strategy has focused on pursuing higher-margin business opportunities in its core business segments, specifically in the bundled digital services and related products. We expect this trend to continue in fiscal 2005 with our goal of growing sales of the SatMAX satellite voice and data communications products for military, government and commercial customers. Set forth below is a table presenting the revenue derived from our business segments in the last three years:


      ($ in thousands)          2004         % of Total           2003          % of Total          2002           % of Total
                             ------------    ------------     -------------    -------------     ------------      ------------
Structured Wiring                  $ 678              5%           $ 3,692              32%          $ 8,036               27%
Broadband Services                 5,525             44%             2,809              24%            2,657                9%
Products                           6,190             50%             3,342              29%           16,108               54%
Other                                 97              1%             1,750              15%            3,016               10%
                             ------------    ------------     -------------    -------------     ------------      ------------
Total                           $ 12,490            100%          $ 11,593             100%         $ 29,817              100%
                             ============    ============     =============    =============     ============      ============



     During the fiscal year ended August 31, 2004, Eagle recognized 44% of its revenues from sales of bundle digital services and 21% from sales of set-top boxes (part of product sales) as compared to 2003 sales of bundled digital services and set-top boxes representing 24% and 11% of revenues, respectively.

Results of Operations

Fiscal Year Ended August 31, 2004, Compared to Fiscal Year Ended August 31, 2003

     The following table sets forth summarized consolidated financial information for the fiscal years ended August 31, 2004 and 2003:

     Condensed Financial Information


                                    Fiscal Year Ended August 31,
                                    ------------------------------
        ($ in thousands)                2004            2003                $ Change        % Change
                                    -------------   --------------        ------------    -------------
Total Sales                             $ 12,490         $ 11,593               $ 897               8%
Cost of Goods Sold                        12,387           10,784             $ 1,603              15%
                                    -------------   --------------        ------------    -------------
Gross Profit                                 103              809              $ (706)            -87%
                                    -------------   --------------        ------------    -------------
Percent of Total Sales                        1%               7%
Operating Expenses                        31,055           31,884              $ (829)             -3%
                                    -------------   --------------        ------------    -------------
Loss from Operations                     (30,952)         (31,075)              $ 123               0%
                                    -------------   --------------        ------------    -------------
Other Income (Expense)                    (8,053)          (5,426)           $ (2,627)             48%
                                    -------------   --------------        ------------
Net Loss                                 (39,005)         (36,501)           $ (2,504)              7%
Unrealized Holding Loss                     (321)             (71)             $ (250)            352%
                                    -------------   --------------        ------------    -------------
Comprehensive Loss                     $ (39,326)       $ (36,572)           $ (2,754)              8%
                                    =============   ==============        ============    =============



     For the fiscal year ended August 31, 2004, Eagle's business operations reflected emphasis and further expansion of its IP set-top box and BDS business segments including Eagle's broadband bundled digital services (Internet, video, voice and security) for residential and business customers. The Company's consolidated operations generated revenues of $12,490,000 with a corresponding gross profit of $103,000 for the fiscal year ended August 31, 2004. The overall increase of 8% in revenues for the fiscal year ended August 31, 2004, as compared to the fiscal year ended August 31, 2003, was primarily attributable to a $5,564,000 increase in the Company's sales of bundled digital services, IP set-top boxes and ancillary equipment product shipments; offset by decreases of $4,667,000 in structured wiring and other operations.

     The Company incurred a net loss of $(39,005,000) for the fiscal year ended August 31, 2004. The loss was attributable primarily to $26,212,000 of non-cash charges and increased operating expenses.

     The Company's net loss for the fiscal year ended August 31, 2004, included approximately $5,097,000 in depreciation and amortization expenses and $1,984,000 in expenses associated with a net increase in the Company's accounts receivable allowances. Additionally, the Company's expenses included $18,472,000 of non-cash charges and stock issued to pay for interest expense and for services rendered.

     The Company is continuing the development and expansion of the Company's bundled digital services model for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, Internet, security services and wireless segments; securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundled digital services (digital content) to real estate developments, cities and municipalities that currently have or are in the process of completing construction of their own fiber infrastructure to the home.

     The following table sets forth summarized sales information for the fiscal years ended August 31, 2004 and 2003:


                                                         Fiscal Year Ended August 31,
                              ---------------------------------------------------------
   ($ in thousands)              2004        % of Total         2003       % of Total          $ Change         % Change
                              ------------  -------------    ------------  ------------      -------------     ------------
Structured Wiring                   $ 678             5%         $ 3,692           32%           $ (3,014)          -81.6%
Broadband Services                  5,525            44%           2,809           24%            $ 2,716            96.7%
Products                            6,190            50%           3,342           29%            $ 2,848            85.2%
Other                                  97             1%           1,750           15%           $ (1,653)          -94.5%
                              ------------  -------------    ------------  ------------      -------------     ------------
Total Sales                      $ 12,490           100%        $ 11,593          100%              $ 897             7.7%
                              ============  =============    ============  ============      =============     ============



Sales Information
-----------------

     Net Sales. For the fiscal year ended August 31, 2004, net sales increased to $12,490,000 from $11,593,000 during the fiscal year ended August 31, 2003. The overall increase of 7.7% was attributable to a $1,389,000 increase in the Company's product sales of IP set-top boxes and an increase of $2,716,000 in the Company's BDS sales; offset by decreases of $3,014,000 in structured wiring operations and a $1,653,000 decrease in other sales. The $2,848,000 increase in the Company's product sales was primarily attributable to shipment of IP set-top boxes and related equipment to a major customer. The $2,716,000 increase in sales of the Company's broadband services was primarily attributable to contracts valued at $3,111,000 executed by the Company's security-monitoring subsidiary, DSS Security, Inc., against which the Company realized sales of $2,874,000 during the fiscal year ended August 31, 2004. Without giving effect to the security monitoring contract transactions of $2,874,000, the Company's base broadband services sales decreased by approximately $158,000 in the fiscal year ended August 31, 2004, primarily attributable to the exit from the unprofitable Austin area BDS market discussed in prior periods and the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the Company's portfolio to Sweetwater Capital, LLC. The $3,014,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $1,653,000 decrease in other sales was primarily attributable to the other sales components from various operating segments that were divested or phased out during fiscal 2004 including Contact Wireless, UCG, and Eagle Wireless.

     The following table sets forth summarized cost of goods sold information for the fiscal years ended August 31, 2004 and 2003:

     Cost of Goods Sold
     ------------------

                                             Fiscal Year Ended August 31,
                                             ----------------------------
       ($ in thousands)                         2004            2003           $ Change         % Change
                                              ---------       ---------        ---------        --------
Direct Labor and Related Costs                $  1,244        $  2,195         $   (951)          -43.3%
Products and Integration Service                 5,372           2,773         $  2,599            93.7%
Impairment Slow Moving & Obsolete Inventory      1,300           2,627           (1,327)          -50.5%
Structured Wiring Labor and Material               448           1,774         $ (1,326)          -74.7%
Broadband Services Costs                         2,856             903         $  1,953           216.3%
Depreciation and Amortization                    1,141             456         $    685           150.2%
Other Manufacturing Costs                           26              56         $    (30)          -53.6%
                                              ---------       ---------        ---------        --------
Total Operating Expenses                      $ 12,387        $ 10,784         $  1,603            14.9%
                                              =========       =========        =========        ========


     Cost of Goods Sold. For the fiscal year ended August 31, 2004, cost of goods sold increased by 14.9% to $12,387,000 from $10,784,000 as compared to fiscal year ended August 31, 2003. The overall increase of $1,603,000 was primarily attributable to the shipment of IP set-top boxes and the purchase and resale of certain related equipment. The Company's overall gross profit percentage was 1% and 7% for the fiscal years ended August 31, 2004 and 2003, respectively. This substantial decrease in gross profit percentage is primarily attributable to a heavy sales mix of product shipments of IP set-top boxes and the dilutive effect of the purchase and resale of certain related equipment versus the prior fiscal year; the dilutive effect of the security monitoring transactions recorded in the fiscal year ended August 31, 2004, i.e., sales recorded of $2,873,000 with corresponding cost of sales of $1,901,000, the decision to no longer pursue structured wiring outside of its BDS model and an increase in depreciation expenses associated with the build-out of the Company's BDS infrastructure.

     The following table sets forth summarized operating expense information for the fiscal years ended August 31, 2004 and 2003.

     Operating Expenses
     ------------------

                                                                  Fiscal Year Ended August 31,
                                                    ---------------------------------------------
               ($ in thousands)                         2004            2003          $ Change          % Change
                                                    -------------    ------------    ------------     -------------
Salaries and Related Costs                              $ 13,146         $ 6,102         $ 7,044              115%
Advertising and Promotion                                     29             247            (218)             -88%
Depreciation and Amortization                              3,943           4,776            (833)             -17%
Research and Development                                     570             411             159               39%
Other Support Costs                                       13,367          12,737             630                5%
Impairment, Write-Downs & Restructuring Costs                              7,611          (7,611)            -100%
                                                    -------------    ------------    ------------     -------------
Total Operating Expenses                                $ 31,055        $ 31,884          $ (829)              -3%
                                                    =============    ============    ============     =============

     The following table breaks out other support costs information for the fiscal years ended August 31, 2004 and 2003:

     Other Support Costs
     -------------------

                                    Fiscal Year Ended August 31,
                                    -----------------------------
         ($ in thousands)               2004            2003           $ Change         % Change
                                    -------------    ------------    -------------    -------------
Auto Related                                $ 22            $ 19              $ 3              16%
Bad Debt                                   2,643           2,177              466              21%
Delivery and Postage                          47              95              (48)            -51%
Fees                                         288             418             (130)            -31%
Insurance and Office                         425             437              (12)             -3%
Professional and Contract Labor            6,818           6,129              689              11%
Rent                                         507           1,183             (676)            -57%
Repairs and Maintenance                       43              47               (4)             -9%
Travel                                       237             377             (140)            -37%
Taxes                                      1,474             170            1,304             767%
Telephone and Utilities                      794           1,394             (600)            -43%
Other                                         69             291             (222)            -76%
                                    -------------    ------------    -------------    -------------
Total Operating Expenses                $ 13,367        $ 12,737            $ 630               5%
                                    =============    ============    =============    =============

     Operating Expenses. For the fiscal year ended August 31, 2004, operating expenses decreased by 3% to $31,055,000 as compared to $31,884,000 for the fiscal year ended August 31, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

     o A $7,044,000 increase in salaries and related costs. The increase was attributable to an expansion of executive and general management compensation expenses, increased Board of Director compensation expense, and compensation expense associated with stock option exercises and severance. In addition, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4,493,000 incurred upon the modification of warrants for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified warrants equivalent to $1.75 less the warrant strike price.

     o An $833,000 decrease in depreciation and amortization, due principally to the prior year disposition of assets in subsidiaries that are no longer active.

     o A $630,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was a $1,304,000 increase in property taxes recorded against the Company's BDS infrastructure, a $687,000 increase in professional and contract labor and a $466,000 increase in bad debt, offset by a $676,000 decrease in rent expense and a $597,000 decrease in telephone and utilities.

     o A $159,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready IP set-top boxes for hospitality and broadband customers and the SatMAX satellite voice and data communications products for military, government and commercial customers.

     Net Loss For the fiscal year ended August 31, 2004, Eagle's net loss was $(39,005,000), compared to a net loss of $(36,501,000) during the fiscal year ended August 31, 2003.

     Changes in Cash Flow. Eagle's operating activities used net cash of $(3,784,000) in the fiscal year ended August 31, 2004, compared to use of net cash of $(6,085,000) in the fiscal year ended August 31, 2003. The decrease in net cash used by operating activities was primarily attributable to fund an increase in the Company's net loss, net of non-cash charges, totaling $27,512,000 combined with $8,000,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. Eagle's investing activities used net cash of $1,216,000 in the fiscal year ended August 31, 2004, compared to $1,276,000 in the fiscal year ended August 31, 2003. The decrease was due primarily to a significant decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided cash of $5,936,000 in the fiscal year ended August 31, 2004, compared to $6,912,000 of cash provided in the fiscal year ended August 31, 2003. The decrease resulted from less borrowing activities during the fiscal year ended August 31, 2004.

Year Ended August 31, 2003, Compared to Year Ended August 31, 2002

     Net Sales. For the year ended August 31, 2003, net sales declined to $11,593,000 from $29,817,000 during the year ended August 31, 2002. The overall decrease of 61% was primarily attributable to the Company's decision to no longer pursue direct sales of low-margin commodity computer products in the Company's subsidiary United Computing Group, Inc. Additionally, a decline in the sale of commercial and residential home cabling occurred as a result of a deferral of implementation of national contracts and the Company's decision to no longer pursue Atlantic Pacific/Home Systems structured wiring opportunities on a direct standalone model basis outside of its BDS model, including home cabling projects in the Arizona, Houston, San Antonio and Austin, Texas, markets, partially offset by increased sales of broadband products and services.

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

     Eagle's Structured Wiring cost of goods sold decreased to $1,774,000 from $2,121,000 for the period ending August 31, 2003 and 2002, respectively, on corresponding revenues for these same periods of $3,692,000 and $8,036,000; thereby resulting in a gross margin decline to $1,918,000 from $5,915,000 for the same periods. This gross margin decline is primarily attributable to the Company's decision to no longer pursue the direct sales of commercial structured wiring and inventory write-downs totaling $0.5 million.

     Eagle's Broadband Services cost of goods sold increased to $903,000 from $763,000 for the period ending August 31, 2003 and 2002, respectively, on corresponding revenues for these same periods of $2,809,000 and $2,657,000; thereby resulting in a gross margin increase to $1,906,000 from $1,894,000 for the same periods. This gross margin increase is primarily attributable to the increase in revenues for this sector.

     Eagle's Products cost of goods sold decreased to $5,400,000 from $15,250,000 for the period ending August 31, 2003 and 2002, respectively, on corresponding revenues for these same periods of $3,342,000 and $16,108,000; thereby resulting in a gross margin decline to a deficit $2,058,000 from $858,000 for the same periods. This gross margin decline is primarily attributable to the decline in revenues for this sector, resulting from Eagle's decision to no longer pursue direct sales of low-margin commodity computer products and inventory write-downs totaling $2.1 million .

     Operating Expenses. For the year ended August 31, 2003, operating expenses decreased to $31,884,000 from $83,821,000 for the year ended August 31, 2002. The primary portions of the decrease are discussed below:

     o A $57,054,000 decrease in non-cash impairment charges resulting from a $7,611,000 non-cash impairment charge for the year ended August 31, 2003, associated with the Company's decision to no longer pursue the direct sales of low-margin commodity products discussed above compared to a $64,665,000 non-cash impairment charges for the year ended August 31, 2002, for the impairment of licenses and equipment in Eagle's Link Two subsidiary and goodwill related to the Clearworks.net acquisition. At August 31, 2003, management determined that a $7,611,000 non-cash impairment charge was necessary for realigned, impaired and abandoned operations including direct sales of low-margin commodity products, residential and commercial structured wiring operations and the withdrawal from its Austin, Texas, area BDS development based on the lack of demand for BDS services resulting from a slower build out of the development than originally projected in conjunction with local market competition. Included in the impairment was the write down of goodwill associated with the Atlantic Pacific Comtel acquisition of $1,878,000.

     o A $1,693,000 decrease in salaries and related costs as a result of overall staffing reductions across all business units, the majority of which occurred in Atlantic Pacific/Home Systems and United Computing Group operations.

     o A $716,000 decrease in advertising and promotion, due primarily to extensive cost reductions measures implemented in fiscal 2003 as the Company placed more emphasis on directly marketing its products and services to its customers as well as entering into business relationships with financial and technology companies to provide BDS services to cities and municipalities and decreased attendance at conventions and tradeshows.

     o A $1,244,000 decrease in depreciation and amortization, due principally to the disposal of certain assets from the Company's Austin area BDS operations.

     o An $8,763,000 increase in other support costs, due to an increase in litigation settlement costs of $3,650,000, bad debt expense of $2,177,000 and various charges included in accrued expenses related to costs associated with reserves for early terminations of certain property leases totaling $171,000 and reserves for sales tax liabilities that resulted from a sales tax audit of the Company's United Computing Group operation for time periods that preceded the acquisition date of this operation totaling $553,000.

     Net Loss. For the year ended August 31, 2003, Eagle's net loss was $36,501,000, compared to a net loss of $76,973,000 during the year ended August 31, 2002.

Liquidity and Capital Resources.

     Current assets for the fiscal year ended August 31, 2004, totaled $5,093,000 (includes cash and cash equivalents of $2,051,000 and securities available for sale of $551,000) as compared to $8,109,000 reported for the year ended August 31, 2003. During the fiscal year ended August 31, 2004, Eagle received net proceeds of $6,778,000 through the issuance of debt and through the sale of marketable securities held as short-term investments and has retired or reduced certain of its notes payable and accrued expenses.

     The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a their own fiber networks. Historically, the Company built out these networks, thereby incurring significant capital expenditures. The Company incurred approximately $729,000 in capital expenditures in fiscal 2004. The Company currently intends to continue its nationwide expansion into the delivery of bundled digital services using partnerships and joint marketing agreements funded through cash in amounts equal to or exceeding expenditures in fiscal 2004 as well as through equity securities.

     The Company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The Company has historically used stock for retirement of certain liabilities on a negotiated basis. The Company issued stock for retirement of certain liabilities aggregating $3,586,000, $13,878,000 and $13,341,000 for fiscal years 2002, 2003 and 2004, respectively. Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis. In fiscal 2004, the Company completed $5,936,000 in net financing activities. The Company's management believes it has sufficient capital to fund operations for the next twelve months based on: (i) the Company's reduced capital expenditure requirements for fiscal 2005, and (ii) the Company's current cash, cash equivalents and securities held for resale, including recent net financing proceeds and sale of marketable securities received during fiscal 2005.

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

Contractual Obligations


                                                          Payments Due by Period
                               ----------------------------------------------------------------------------------------------
   Contractual Obligations          Total          Less than 1 Year      1-3 Years           3-5 Years      More than 5 Years
----------------------------   ---------------    ----------------   -----------------   ----------------   -----------------
Long-Term Debt Obligations            $ 5,920             $ 5,920                 $ -                $ -                 $ -
Operating Lease Obligations             1,475                 300                 931                244
                               ---------------    ----------------   -----------------   ----------------   -----------------
              Total                   $ 7,395             $ 6,220               $ 931              $ 244                 $ -
                               ===============    ================   =================   ================   =================


     The Company's contractual obligations consist of long-term debt as set forth in Note 6 (Notes Payable) to the Company's financial statements and certain off-balance-sheet obligations for office space operating leases requiring future minimal commitments under non-cancelable leases. See Item 2 - Management's Discussion and Analysis under non-cancelable leases as described in
Note 17 to the Company's financial statements under the heading Commitments and Contingent Liabilities.

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

Impairment of Long-Lived Assets and Goodwill

Background

     Goodwill and other intangibles of $35,238,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

Impairment Assessment

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

     Goodwill is primarily the Company rights to deliver bundled digital services such as Internet, telephone, cable television and security monitoring services to residential and business users. The Company obtained an independent appraisal as of August 31, 2004, to assess the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions included significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

     The Company evaluates the carrying value of long-lived assets and identifiable intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value (i) quoted market prices in active markets, (ii) estimate based on prices of similar assets and (iii) estimate based on valuation techniques. The Company tested the fair value of its goodwill and intangibles as of August 31, 2004, and determined that these net assets totaling $35,238,000 were not impaired.

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

     Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of August 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

     Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. Eagle had deferred revenues of $96,000 and $230,000 as of August 31, 2004, and August 31, 2003, respectively.

Eagle Wireless International, Inc.

     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

BroadbandMagic

     BroadbandMagic designs, manufactures and markets the IP set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

Eagle Broadband, Inc.

     Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc., revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

Eagle BDS Services - dba ClearWorks Communications, Inc.

     ClearWorks Communications, Inc., provides bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which includes telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. Eagle's BDS Services revenues are reported under the category "Broadband Services" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within Note 22
- Industry Segments.

Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc.

     ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category "Structured Wiring" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "APC/HSI" within Note 22 - Industry Segments.

Eagle Communication Services - dba Atlantic Pacific Communications, Inc.

     Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category "Structured Wiring" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "APC/HSI" within
Note 22 - Industry Segments.

Etoolz, Inc.

     Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

Eagle Messaging Services - dba Link Two Communications, Inc.

     Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging Services revenues are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

Eagle Paging Services - dba Contact Wireless, Inc.

     Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Other" within Note 22 - Industry Segments.

Eagle Security Services - dba DSS Security, Inc.

     DSS Security, Inc., provides security monitoring services to residential and commercial customers, purchases and resells and bundles and sells contracts from its own portfolio to independent third-party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle's Security Services revenues are reported under the category "Broadband Services" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within Note 22
- Industry Segments.

Eagle Technology Services - dba United Computing Group, Inc.

     United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. Eagle's Technology Services product revenues are reported under the category "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "UCG" within Note 22 - Industry Segments.

Receivables

     For the fiscal year ended August 31, 2004, Eagle accounts receivable decreased to $1,470,000 from $1,704,000 at August 31, 2003. The majority of this decrease was due to the increase on an allowance for doubtful accounts of $2,000,000 from the sale of IP set-top boxes and ancillary equipment to a major customer in the third quarter of fiscal 2004, totaling $3,806,806, as discussed earlier herein.

     The Company's accounts receivable aging as measured by days sales outstanding (DSO) totaled 29 days at August 31, 2004, and 75 days at August 31, 2003, on an adjusted basis after recording the write-off's and reserves. The primary decrease in DSO from 75 days at August 31, 2003, to 29 days at August 31, 2004, was attributable to an allowance on a major customer that the Company determined could be potentially impaired based on several factors: (i) current economic condition of the customer, (ii) management believes that the ultimate collectibility of this customer receivable cannot be determined at this time and, accordingly, has increased its allowance for doubtful accounts to reflect the collectibility issue of slow paying.

     The Company's allowance for doubtful accounts totaled $2,396,000 and $412,000 for the years ended August 31, 2004 and 2003, respectively. These allowance for doubtful accounts amounts represented 61% and 20% of the gross accounts receivable balances for the years ended August 31, 2004 and 2003, respectively; while they likewise represented7% and 39% of the Company's greater than 90-day accounts for these same respective time periods.

     The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer's ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

     Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectibility of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2004, Eagle's inventory totaled $403,000 as compared to $3,199,000 at August 31, 2003. The majority of this decrease was due to an impairment of slow moving, obsolete inventory. The significant impairment of $1,300,000 consisted of less marketable, obsolete set-top boxes which were replaced with a new design set-top box in the fiscal 2004. Management has incorporated "just in time" inventory practices to avoid future inventory obsolesce. Eagle is outsourcing most, if not all, production based on contract orders from customers.

Recent Accounting Pronouncements

     In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

     In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

     In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Currently, there would be no effect of this proposed statement on our financial position and results of operations

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

Item 8. Consolidated Financial Statements

     The financial statements have been audited by Lopez, Blevins, Bork & Associates, LLP, for the fiscal years ended August 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the financial statements for the fiscal year ended August 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended have been audited by McManus & Co., P.C., independent certified public accountants, to the extent and for the periods set forth in their report appearing herein and are included in reliance upon such reports given upon the authority of said firms as experts in auditing and accounting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On August 23, 2004, the Board of Directors and the Audit Committee of the Board of Directors of Eagle Broadband (the "Company") dismissed its independent auditors, Malone & Bailey, PLLC, and engaged Lopez, Blevins, Bork & Associates, LLP, as the Company's registered public accounting firm for the fiscal year ending August 31, 2004. The Company filed a Current Report, dated August 30, 2004, on Form 8-K regarding this change in accountants.

     There were no changes in or disagreements with accountants on accounting or financial disclosure during fiscal year 2004.

 Item 9A. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(be) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end our fourth fiscal quarter of 2003. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Our Chief Accounting Officer, instead of our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2004, and certifies to such effect pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Our prior Chief Financial Officer resigned in November 2004 and our current Chief Financial Officer was hired in November 2004. From August 31, 2004 to the date hereof, our Principal Accounting Officer has performed the function of our Chief Financial Officer.

Changes in Internal Controls

     There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation as of the end our fourth fiscal quarter ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  Other Information

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table sets forth information, as of August 31, 2004, with respect to the Company's compensation plans under which common stock is authorized for issuance


                                                                                               Number of Securities Remaining
                                      Number of Securities to be        Weighted Average        Available for Future Issuance
                                       Issued upon Exercise of          Exercise Price of      Under Equity Compensation Plans
                                        Outstanding Options,           Outstanding Options,    (Excluding Securities Reflected in
                                         Warrants and Rights            Warrants and Rights              Column A)
          Plan Category                         (A)                           (B)                         (C)
-------------------------------    -------------------------------   ------------------------  -------------------------------------
Equity Compensation Plans Approved
 by Security Holders                            346,002                       $1.27                           9,653,998

Equity Compensation Plans Not
 Approved by Security(1)                      6,051,798                       $1.47                                   -
-------------------------------    -------------------------------   ------------------------  -------------------------------------
              Total                           6,397,800                                                       9,653,998

(1) A description of the equity compensation not approved by the security holders is set forth in Note 13 to the financial statements contained in this Form 10-K.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules:

     The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

     The following reports were furnished on Form 8-K during the three months ended August 31, 2004:

     A report on Form 8-K, announcing information under Items 5 and 7 of the report, was filed on June 17, 2004, with the Securities and Exchange Commission.

     A report on Form 8-K, announcing information under Item 5 of the report, was filed on July 21, 2004, with the Securities and Exchange Commission.

     A report on Form 8-K, announcing information under Items 4.01 and 9.01 of the report, was filed on August 24, 2004, with the Securities and Exchange Commission.

     A report on Form 8-K/A, announcing information under Items 4.01 and 9.01 of the report, was filed on August 30, 2004, with the Securities and Exchange Commission.

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

Exhibit 21.1       List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form S-4 file no. 333-49688)

Exhibit 23.1       Consent of McManus & Co., P.C

Exhibit 23.2       Consent of Malone & Bailey, PLLC

Exhibit 31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2       Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1       Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2       Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eagle Broadband, Inc.


                                        By:/s/ DAVID A. WEISMAN
                                        -----------------------------
                                        David A. Weisman
                                        Chairman of the Board and
                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                                           Date
---------                               -----                                                           ----
/S/David A. Weisman                     Chairman of the Board and                                     November 30, 2004
-------------------
David A. Weisman                        Chief Executive Officer
                                        (Principal Executive Officer)

/S/Tom Matura                           Corporate Controller                                          November 30, 2004
-------------
Tom Matura                              (Principal Financial and Accounting Officer)

/S/A. L. Clifford                       Director                                                      November 30, 2004
-----------------
A. L. Clifford

/S/H. Dean Cubley                       Director                                                      November 30, 2004
-----------------
H. Dean Cubley

/S/Christopher W. Futer                 Director                                                      November 30, 2004
-----------------------
Christopher W. Futer

/S/Glenn A. Goerke                      Director                                                      November 30, 2004
------------------
Glenn A. Goerke



/S/Lorne E. Persons                     Director                                                     November 30, 2004
-------------------
Lorne E. Persons

/S/Jim Reinhartsen                      Director                                                     November 30, 2004
------------------
Jim Reinhartsen

/S/ James R. Yarbrough                  Director                                                     November 30, 2004
----------------------
James R. Yarbrough

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Eagle Broadband, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Eagle Broadband, Inc. as of August 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of Eagle Broadband, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. as of August 31, 2004 and 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/S/ Lopez, Blevins, Bork and Associates, LLP
--------------------------------------------
Lopez, Blevins, Bork and Associates, LLP
Houston, Texas

November 15, 2004

                         INDEPENDENT ACCOUNTANT'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF EAGLE BROADBAND, INC.:

We have audited the accompanying consolidated balance sheets of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Eagle Broadband, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. and subsidiaries as of August 31, 2002, and the results of their earnings, shareholders' equity, and their cash flows for each of the year then ended are in conformity with generally accepted accounting principles.


/S/ McManus & Co., P.C.
McManus & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
ROCKAWAY, NEW JERSEY

December 13, 2002

--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
--------------------------------------------------------------------------------

                          ASSETS
                                                            August 31,
                                                        2004            2003
                                                   ----------      ----------
Current Assets
Cash and Cash Equivalents                             $2,051            $824
Securities Available for Sale                            551           1,714
Accounts Receivable, net                               1,470           1,704
Inventories                                              403           3,199
Net investment in direct financing leases                291               -
Prepaid Expenses                                         327             668
                                                   ----------      ----------
Total Current Assets                                   5,093           8,109
                                                   ----------      ----------

Property and Equipment
Operating Equipment                                   36,415          36,422
Less:  Accumulated Depreciation                       (7,837)         (5,689)
                                                   ----------      ----------
Total Property and Equipment                          28,578          30,733
                                                   ----------      ----------

Other Assets:
Deferred Costs                                           ---             334
Net investment in direct financing leases                623             ---
Goodwill, net                                          4,095           4,095
Contract rights, net                                  21,678          23,590
Customer relationships, net                            5,431           5,912
Other Intangible assets, net                           4,034           4,366
Other Assets                                             679             227
                                                   ----------      ----------
Total Other Assets                                    36,540          38,524
                                                   ----------      ----------

Total Assets                                         $70,211      $  $77,366
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                  $   $4,445      $   $5,461
Accrued Expenses                                       9,647           7,560
Notes Payable                                          5,920           5,779
Deferred revenue                                          96             230
                                                   ----------      ----------
Total Current Liabilities                             20,108          19,030
                                                   ----------      ----------

Commitments and Contingent Liabilities

Shareholders' Equity:
 Preferred Stock  -  $.001 par value
 Authorized  5,000,000 shares
 Issued  -0- shares                                      ---             ---
 Common Stock  -  $.001 par value
 Authorized 350,000,000 shares
 Issued and Outstanding at August 31, 2004
  and 2003, 205,509,000 and 147,447,000,
  respectively                                           206             147
Additional Paid in Capital                           208,051         177,017
Accumulated Deficit                                 (157,106)       (118,101)
Accumulated Comprehensive Income (Loss)               (1,048)           (727)
                                                   ----------      ----------
Total Shareholders' Equity                            50,103          58,336
                                                   ----------      ----------

Total Liabilities and Shareholders' Equity           $70,211         $77,366
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                            For the years ended August 31,
                                         --------------------------------------
                                              2004              2003               2002
                                         ------------         ---------         ----------
Net Sales:
Structured wiring                               $678            $3,692             $8,036
Broadband services                             5,525             2,809              2,657
Products                                       6,190             3,342             16,108
Other                                             97             1,750              3,016
                                         ------------         ---------         ----------
Total Sales                                   12,490            11,593             29,817
                                         ------------         ---------         ----------

Costs of Goods Sold:
Direct Labor and Related Costs                 1,244             2,195              3,160
Products and Integration Service               5,372             2,773             15,250
Impairment Slow Moving &
 Obsolete Inventory                            1,300             2,627                  -
Structured Wiring Labor and
 Materials                                       448             1,774              2,121
Broadband Services Costs                       2,856               903                763
Depreciation and Amortization                  1,141               456                377
Other Manufacturing Costs                         26                56              1,033
                                         ------------         ---------         ----------
Total Costs of Goods Sold                     12,387            10,784             22,704
                                         ------------         ---------         ----------
Gross Profit                                     103               809              7,113
                                         ------------         ---------         ----------

Operating Expenses:
Selling, General and
 Administrative:
Salaries and Related Costs                    13,146             6,102              7,795
Advertising and Promotion                         29               247                963
Depreciation and Amortization                  3,956             4,776              6,020
Other Support Costs                           13,367            12,737              3,974
Research and Development                         557               411                404
Impairment, Write-Downs &
 Restructuring Costs                               -             7,611             64,665
                                         ------------         ---------         ----------
Total Operating Expenses                      31,055            31,884             83,821
                                         ------------         ---------         ----------

Loss from Operations                         (30,952)          (31,075)           (76,708)
                                         -------------------------------------------------

Other Income/(Expenses):
Interest Income,                                  32                68                360
Interest Expense                              (8,325)           (5,494)              (625)
Gain (Loss) on Sale of Assets                    240                 -                  -
                                         ------------         ---------         ----------
Total Other Income (Expense)                  (8,053)           (5,426)              (265)
                                         ------------         ---------         ----------

Net Loss                                     (39,005)          (36,501)           (76,973)
                                         -------------------------------------------------
Other Comprehensive Loss:
Unrealized Holding Loss                         (321)              (71)              (279)
                                         ------------         ---------         ----------
Total Other Comprehensive Loss                 $(321)              (71)              (279)
                                         ============         =========         ==========
Comprehensive Losses                        $(39,326)         $(36,572)          $(77,252)
                                         ============         =========         ==========

Net Loss per Common Share:
Basic                                          (0.21)            (0.38)             (1.20)
Diluted                                        (0.21)            (0.38)             (1.20)
Comprehensive Loss                             (0.21)            (0.38)             (1.20)


See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                        Additional            Accumulated      Total
                                                Common Stock  Preferred  Paid in   Retained  Comprehensive Shareholders'
                                              --------------  --------- ---------- --------- ------------- -------------
                                               Shares  Value    Stock    Capital   Earnings     Income        Equity
                                              -------  -----  --------- ---------- --------- ------------- -------------
 Total Shareholders' Equity                    60,264     60       ---    153,426    (4,627)         (377)      148,482
    As of August 31, 2001

 Net Loss                                           -      -         -          -   (76,973)            -       (76,973)

 New Stock Issued to Shareholders
 For Services and Compensation                  1,648      2         -        880         -             -           882
 For Property and Other Assets                  2,867      2         -        591         -             -           593
 For Retirement of Debt and Liabilities         7,846      9         -      3,577         -             -         3,586
 For Acquisitions                               2,002      2         -      1,079         -             -         1,081
 For Licenses and Investments                     ---    ---         -        100         -             -           100

 Treasury Stock                                (1,576)    (2)        -       (922)        -             -          (924)

 Unrealized Holding Loss                            -      -         -        ---         -          (279)         (279)

                                              --------------------------------------------------------------------------
 Total Shareholders' Equity                    73,051     73              158,731   (81,600)         (656)       76,548
                                              --------------------------------------------------------------------------
    As of August 31, 2002

 Net Loss                                           -      -         -          -   (36,501)            -       (36,501)

 New Stock Issued to Shareholders
 For Services and Compensation                  7,437      7         -      1,813         -             -         1,820
 For Property and Other Assets                 14,938     15         -      3,032         -             -         3,047
 For Retirement of Debt and Liabilities        50,816     51         -     13,827         -             -        13,878
 For Employee Stock Option Plan                 1,647      2         -        180         -             -           182

 Syndication Costs                                  -      -         -       (368)        -             -          (368)

 Treasury Stock and  Cost                        (442)    (1)        -       (198)        -             -          (199)

 Unrealized Holding Loss                            -      -         -        ---                     (71)          (71)

                                              --------------------------------------------------------------------------
 Total Shareholders' Equity                   147,447    147              177,017  (118,101)         (727)       58,336
                                              --------------------------------------------------------------------------
    As of August 31, 2003

 Net Loss                                           -      -         -          -   (39,005)            -       (39,005)

 New Stock Issued to Shareholders:                                                                                    -
 For Services and Compensation                 11,016     12         -      6,335         -             -         6,347
 For Retirement of Debt and Liabilities        47,046     47         -     13,294         -             -        13,341
 Stock-Based Compensation                           -      -         -      4,493         -             -         4,493
 Beneficial Conversion Features on
  Convertible Debentures                            -      -         -      6,912         -             -         6,912

 Unrealized Holding Loss                            -      -         -                    -          (321)         (321)

                                              --------------------------------------------------------------------------
 Total Shareholders' Equity                   205,509   $206        $-   $208,051 $(157,106)      $(1,048)      $50,103
                                              ==========================================================================
    As of August 31, 2004

 See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------
                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                For the years ended August 31,
                                              -----------------------------------
                                                   2004         2003        2002
                                              ----------    ---------  ----------
Cash Flows from Operating Activities
Net Loss                                       $(39,005)    $(36,501)   $(76,973)
                                              ----------    ---------  ----------

Adjustments to Reconcile Net Loss to Net
 Cash
Used by Operating Activities:
Impairment, write-downs & restructuring
 costs                                            1,300       10,238      64,665
Gain (Loss) on sale of Assets                       611            -           -
Interest for beneficial conversion value          6,912           91
Depreciation and Amortization                     5,097        5,232       6,397
Stock Issued for Interest Expense                   108        2,477         100
Stock Issued for Services Rendered               10,841        1,820         882
Provision for bad debt                            2,643        2,177        (363)
(Increase)/Decrease in Accounts Receivable       (1,750)         124       2,479
(Increase)/Decrease in Inventories                1,496         (910)      4,578
(Increase)/Decrease in Prepaid Expenses             341         (311)        386
Increase/(Decrease) in Accounts Payable          (1,016)         921         232
Increase/(Decrease) in Accrued Expenses           8,929        8,557      (3,180)
                                              ----------    ---------  ----------
Total Adjustment                                 35,512       30,416      76,176
                                              ----------    ---------  ----------
Net Cash Used by Operating Activities            (3,493)      (6,085)       (797)
                                              ----------    ---------  ----------

Cash Flows from Investing Activities
(Purchase)/Disposal of Property and
 Equipment                                         (729)      (2,121)    (12,886)
Increase/(Decrease) Deferred Costs                  334            -           -
Increase/(Decrease) in Intangible Costs             (40)           -           -
Increase/(Decrease) in Marketable
 Securities                                         842          434          87
(Increase)/Decrease in Other Assets                (452)         411           -
(Purchase)/Disposal of Contact Wireless &
 DSS Security,                                        -            -        (869)
Net of Cash Acquired
Gross Equipment Purchase for Direct
 Financing Leases                                (1,212)           -           -
Principal Collections on Direct Financing
 Leases                                              41            -           -
                                              ----------    ---------  ----------
Net Cash Used by Investing Activities            (1,216)      (1,276)    (13,668)
                                              ----------    ---------  ----------

Cash Flows from Financing Activities
Increase/(Decrease) in Notes Payable &
 Long-Term Debt                                   5,936        7,297         387
Increase/(Decrease) in Capital Leases                 -            -           3
Increase/(Decrease) in Line of Credit                 -            -      (1,846)
Increase/(Decrease) in Deferred Taxes                 -            -          32
Proceeds from Sale of Common Stock, Net               -          182           -
Syndication costs                                     -         (368)          -
Treasury Stock                                        -         (199)       (918)
                                              ----------    ---------  ----------
Net Cash Provided (Used) by Financing
 Activities                                       5,936        6,912      (2,342)
                                              ----------    ---------  ----------

Net Increase/(Decrease) in Cash                   1,227         (449)    (16,807)
Cash at the Beginning of the Year                   824        1,273      18,080
                                              ----------    ---------  ----------
Cash at the End of the Year                      $2,051         $824      $1,273
                                              ==========    =========  ==========

Supplemental Disclosure of Cash Flow
 Information:
Net Cash Paid During the Year for:
Interest                                         $1,305       $3,288        $165


See accompanying notes to consolidated financial statements.


                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 1 - Basis of Presentation and Significant Accounting Policies:

     Eagle Broadband, Inc. (the "Company" or "Eagle"), incorporated as a Texas corporation on May 24, 2993, and commenced business in April of 1996. The Company is a leading provider of broadband, Internet protocol (IP) and satellite communications technology and services. The Company is focused on three core businesses: broadband bundled services, IP set-top boxes and satellite communications technology. The Company's product offerings include an exclusive "four-play" suite of IP-based broadband bundled services with high-speed Internet, cable TV, telephone and security monitoring, and a turnkey suite of financing, network design, operational and support services that enables municipalities, utilities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers. Eagle offers the HDTV-ready Media Pro IP set-top box product line that enables hotel operators and service providers to maximize revenues by offering state-of-the-art in-room entertainment and video services. The Company also develops and markets the SatMAX satellite communications system that allows government, military, homeland security, aviation, maritime and enterprise customers to deliver reliable, non-line-of-sight, voice and data communications services via the Iridium satellite network from any location on Earth.

A)   Consolidation

     At  August  31,  2004,  2003 and 2002,  the  Company's  subsidiaries  were:
     Atlantic Pacific Communications, Inc. (APC) - operated as Eagle Communication Services; Etoolz, Inc. (ETI); Eagle Wireless International, Inc. (EWI); ClearWorks.net, Inc. (.NET); ClearWorks Communications, Inc.
     (COMM) - operated as Eagle BDS  Services;  ClearWorks  Home  Systems,  Inc.
     (HSI) - operated as Eagle Residential Structured Wiring; Contact Wireless, Inc. (CWI) - operating as Eagle Paging Services; DSS Security, Inc., (DSS)
     - operated as Eagle Security Services; United Computing Group, Inc. (UCG) - operated as Eagle Technology Services; and Link Two Communications, Inc. (LINK II) - operated as Eagle Messaging Services. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B)   Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

     The Company has $2,051,000 and $824,000 of cash and cash equivalents invested in interest bearing accounts at August 31, 2004, and August 31, 2003, respectively.

C)   Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:


                                                              Years
                                                    --------------------------
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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

D)   Inventories

     Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

                              August 31,
                         2004           2003
                       ----------     ----------
Raw Materials              $ 294        $ 1,826
Work in Process              108          1,237
Finished Goods                 1            136
                       ----------     ----------
                           $ 403        $ 3,199
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

     Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of August 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

     Deferred Revenues

     Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, Internet, security and telephone services, which generally are between one and three months of services. Eagle had deferred revenues of $353,000 and $230,000 as of August 31, 2004 and 2003, respectively.

     Eagle Wireless International, Inc.

     Eagle designs, manufactures and markets transmitters, receivers, controllers and software, along with other equipment used in commercial and personal communication systems, radio and telephone systems. Revenues from these products are recognized when the product is shipped. Eagle's Wireless International Product revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

     BroadbandMagic

     BroadbandMagic designs, manufactures and markets the IP set-top boxes. Products are sent principally to commercial customers for a pre-sale test period of ninety days. Upon the end of the pre-sale test period, the customer either returns the product or accepts the product, at which time Eagle recognizes the revenue. Eagle's Broadband Multimedia and Internet Products revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     Eagle Broadband, Inc.

     Eagle Broadband, Inc., engages independent agents for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these one-year agreements the distributor or sales agents provide the companies with manufacturing business sales leads. The transactions from these distributors and agents are subject to Eagle's approval prior to sale. The distributorship or sales agent receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These sales agents and distributors are not a significant portion of total sales in any of the periods presented. Eagle's Broadband, Inc. revenues are reported under the category "Products" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

     Eagle BDS Services - dba ClearWorks Communications, Inc.

     ClearWorks Communications, Inc., provides Bundled Digital Services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of Bundled Digital Services, which includes telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered, Installation fees are recognized upon completion and acceptance. Eagle's BDS Services revenues are reported under the category "Broadband Services" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within Note 22 - Industry Segments.

     Eagle Residential Structured Wiring - dba ClearWorks Home Systems, Inc.

     ClearWorks Home Systems, Inc., sells and installs structured wiring, audio and visual components to homes. This subsidiary recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. Eagle's Residential Structured Wiring revenues are reported under the category "Structured Wiring" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "APC/HSI" within Note 22 - Industry Segments.

     Eagle Communication Services - dba Atlantic Pacific Communications, Inc.

     Atlantic Pacific Communications, Inc., provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. Eagle's Communications Services revenues are reported under the category "Structured Wiring" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "APC/HSI" within Note 22 - Industry Segments.

     Etoolz, Inc.

     Etoolz, Inc., provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

     Eagle Messaging Services - dba Link Two Communications, Inc.

     Link Two Communications, Inc., provides customers with one- and two-way messaging systems. The revenue from the sale of these products is recognized at the time the services are provided. Eagle's Messaging
     Services revenues are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Eagle" within Note 22 - Industry Segments.

     Eagle Paging Services - dba Contact Wireless, Inc.

     Contact Wireless, Inc., provides customers with paging and mobile telephone products and related monthly services. Revenue from product sales is recorded at the time of shipment. Revenue for the mobile phone and paging service is billed monthly as the service is provided. Eagle's Paging Services revenues are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "Other" within Note 22 - Industry Segments.

     Eagle Security Services - dba DSS Security, Inc.

     DSS Security, Inc., provides monthly security monitoring services to residential customers. The customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Eagle's Security Services revenues are reported under the category "Broadband Services" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "EBS/DSS" within Note 22 - Industry Segments.

     Eagle Technology Services - dba United Computing Group, Inc.

     United Computing Group, Inc., provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     recognition policy is to record revenue on completion. Eagle's Technology Services product revenues are reported under the category "Products" while the services components are reported under the category "Other" on Eagle's Consolidated Statements of Operations included as page F-4 of this report and also under the category "UCG" within Note 22 - Industry Segments.

F)   Research and Development Costs

     Research and development expenditures are generally charged to operations as incurred. For the years ended August 31, 2004, 2003 and 2002, the Company performed research and development activities for internal projects related to its SatMAX global non-line-of-sight communications system, IP set-top boxes as well as its multi-media entertainment centers. Research and development costs of $557,000, $411,000, and $404,000, were expensed for the years ended August 31, 2004, 2003, and 2002, respectively.

     No research and development services were performed for outside parties for the year ended August 31, 2004, 2003 and 2002.

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


                                            2004          2003        2002
                                          ----------   -----------  ----------
Weighted Average Number of Common
Shares Outstanding Including:
 Basic Common Stock Equivalents             185,046        95,465      64,004
 Fully Diluted Common Stock Equivalents     185,046        95,465      64,158


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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

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

     During the fiscal year ended August 31, 2004, and subsequent to the issuance of the Company's financial statements as of August 31, 2003, it was determined that the allocation of the purchase price to net assets acquired in connection with its acquisition of ClearWorks.net, Inc., and certain other classifications of intangible assets had not been appropriately classified. Eagle also determined that goodwill was impaired at August 31, 2002, and recorded an impairment charge of $37,565,000,

     Goodwill is carried at cost less accumulated amortization. Intangible assets were amortized on a straight-line basis over the economic lives of the respective assets, generally ten to twenty-five years. Prior to July 1, 2001, goodwill was amortized over 20 to 25 years. The Company's adoption of SFAS 142 eliminated the requirement to amortize goodwill subsequent to the fiscal year ending August 31, 2001. Under the provisions of SFAS 142, the Company is required to periodically assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred. Impairment tests completed as of August 31, 2002 and August 31, 2001 concluded that the carrying amount of goodwill for each acquired business unit did not exceed its net realizable value based on the Company's estimate of expected future cash flows to be generated by its business units, except as described above in Note I. The Company updated its assessment as of August 31, 2003 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, no impairment charge was necessary.

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     Goodwill and other intangibles of $35,238,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc., Atlantic Pacific, Inc., DSS Security, Inc., Contact Wireless, Inc., and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods. In fiscal 2003, Eagle realized it had failed to successfully achieve profits using the ClearWorks model of installing fiber optic cable to neighborhoods under the speculative attempt to capture enough individual homeowners in each neighborhood via individual selling methods to pay for the cable infrastructure. In early 2003, Eagle modified its strategy to deliver the ClearWorks developed bundled digital services approach including Internet, telephone, cable television and security monitoring services to residential and business users by targeting municipalities, homebuilders and residential real estate developers that finance and install the fiber optic cable backbone in every lot and offer Eagle exclusive rights to deliver digital bundled services to homeowners, using pre-selling promotions and other low cost mass marketing techniques.

     Eagle assessed the fair value of the intangible assets as of August 31, 2004, and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value.

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

K)   Advertising Costs

     Advertising costs are expensed when incurred. For the year ended August 31, 2004, 2003, and 2002, the Company expensed $29,000, $247,000 and $963,000, respectively.

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

     The Company has Securities Available for Sale that include shares of common stock and bonds. These investments have a fair market value of $551,000 and of $1,714,006 and are included in the Balance Sheet category "Securities Available for Sale" as of August 31, 2004 and 2003. (See Note 10.)


O)   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income."
     For the fiscal year ended August 31, 2004, 2003, and 2002 other comprehensive loss was ($321, 000), ($71,000) and ($279,000), respectively.

P)   Reclassification

     The Company has reclassified certain assets costs and expenses for the years ended August 31, 2004, 2003 and 2002, to facilitate comparisons.

Q)   Supporting Costs in Selling, General and Administrative Expenses

     Other support costs for the twelve months ended August 31, 2004, 2003, and 2002 are as follows, in thousands: -


                                                2004                  2003                  2002
                                            --------------        --------------         ------------
Advertising/Conventions                               $ -                   $ -                  $ 8
Auto Related                                           22                    19                  111
Bad Debt                                            2,643                 2,177                    -
Delivery/Postage                                       47                    95                  162
Fees                                                  288                   418                    -
Insurance and Office                                  425                   437                  191
Professional and Contract Labor                     6,818                 6,129                  514
Rent                                                  507                 1,183                1,052
Repairs and Maintenance                                43                    47                   63
Travel                                                237                   377                  459
Taxes                                               1,474                   170                   53
Telephone and Utilities                               794                 1,394                1,340
Other                                                  69                   291                   21
                                            --------------        --------------         ------------
Total                                            $ 13,367              $ 12,737              $ 3,974
                                            ==============        ==============         ============


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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company's financial position or results of operations.

     In March 2004, the FASB issued a proposed Statement, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

     In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

     In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. . Currently, there would be no effect of this proposed statement on our financial position and results of operations

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity
     Securities," and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

S)   Product Warranties

     The Company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at August 31, 2004 and 2003. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 2 - Related Party Transactions:

     Sale of Assets:

     During the fiscal year ended August 31, 2004, the Company completed a transaction with an effective date of October 1, 2003, with Eagle RF International, Inc. (dba ERF), to sell certain assets of its subsidiary Contact Wireless, Inc. Eagle RF International, Inc., is a private company engaged in providing products and services to the wireless industry. ERF has a board member who is also a member of the Company's board of directors, namely H. Dean Cubley. The assets sold related to the Contract Wireless paging network business and included a switch center lease and tower lease, network equipment, network contracts, paging licenses, accounts receivable, inventory, furniture and fixtures. The Company had downsized this subsidiary during the course of fiscal 2003 and during the three months ended February 29, 2004, elected to exit this business segment. The Company has recorded approximately $329,000 in revenues with a corresponding segment loss of approximately $387,000 from this business segment in fiscal 2003 and recorded approximately $80,000 in revenues with a corresponding loss of $25,000 in the first quarter of fiscal 2004. The Company had no competing offers with respect to the sale of assets and/or sale of the business and the Company's board of directors determined that the offer from ERF represented fair value. The Company terminated its remaining employees associated with this subsidiary and ERF entered into new employment arrangements with certain of these employees. Additionally, ERF assumed certain liabilities and subleased certain property from the Company in Houston and San Antonio. In conjunction with this transaction, the Company recorded a loss of $642,000 on the sale of assets and certain other costs incurred in the exit from this line of business.

     Compensation

     Eagle renewed a professional service agreement effective April 1, 2004, with the son of a director. The agreement states that consulting services provided will include support in the areas of management information systems, investor relations, and corporate finance and accounting. Compensation includes monthly salary of $10,000 and quarterly issuance of stock options to purchase common stock of Eagle Broadband.

     In addition, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4,493,000 incurred upon the modification of warrants for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified warrants equivalent to $1.75 less the warrant strike price.


NOTE 3 - Accounts Receivable:

     Accounts receivable consist of the following, in thousands:


                                              August 31,
                                  ---------------------------------
                                      2004                 2003
                                  ------------         ------------
Accounts Receivable               $     3,866          $     2,116
Allowance for Doubtful Accounts        (2,396)                (412)
                                  ------------         ------------
Accounts Receivable, Net          $     1,470          $     1,704
                                  ============         ============

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 4 - Property, Plant & Equipment and Intangible Assets:

     Components of property, plant & equipment are as follows, in thousands:


                                                           August 31,
                                               --------------------------------
                                                   2004                2003
                                               ------------       -------------
Automobile                                     $       143         $       143
Headend facility and fiber infrastructure           27,146              26,688
Furniture and fixtures                                 516                 565
Leasehold improvements                                 133                 122
Office equipment                                     7,454                 979
Property, manufacturing and equipment          $     1,023         $     7,925
                                               ------------       -------------
Total Property, Plant and Equipment                 36,415              36,422
Less accumulated depreciation                  $    (7,837)        $    (5,689)
                                               ------------       -------------
Net property, plant and equipment              $    28,578         $    30,733
                                               ============       =============


     Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $43,000, $47,000 and $63,000 for the three years ended August 31, 2004, 2003 and 2002, respectively, whereas it did not have any capitalized major improvements for the same time periods.

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

     Components of intangible assets are as follows, in thousands:

                                                       August 31,
                                               ----------------------------
                                                 2004              2003
                                               ----------       -----------
Goodwill                                         $ 5,596           $ 5,596
Accumulated Amortization                          (1,501)           (1,501)
                                               ----------       -----------
                                                 $ 4,095           $ 4,095
                                               ----------       -----------
Contract Rights                                  $28,691           $28,691
Accumulated Amortization                          (7,013)           (5,101)
                                               ----------       -----------
                                                 $21,678          $ 23,590
                                               ----------       -----------
Customer Relationships                           $ 7,189           $ 7,189
Accumulated Amortization                          (1,758)           (1,277)
                                               ----------       -----------
                                                 $ 5,431           $ 5,912
                                               ----------       -----------
Other Intangible Assets                          $ 6,839           $ 6,839
Accumulated Amortization                          (2,805)           (2,473)
                                               ----------       -----------
                                                 $ 4,034           $ 4,366
                                               ----------       -----------

NOTE 5 - Business Combinations:

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

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

NOTE 6 - Notes Payable:

     The following table lists the Company's note obligations as of August 31, 2004 and 2003, in thousands:


                                                Annual                                    Amount
                                               Interest                     --------------------------
                                                Rate          Due Date        2004            2003
                                               ----------  --------------   ----------      ----------
Vehicles                                        Various       Various             $ -             $ 4
5% Convertible Debenture (Note 9) Tail Wind      5.0%          Demand               -           1,200
Convertible Debenture                            2.0%          Demand               -           1,595
Notes Payable: Investor Group                    10.0%       Oct. 2003              -             900
Notes Payable: Investor Group                    8.0%          Demand           4,888               -
Notes Payable: Q Series Bonds                    12.0%        Various             744           1,363
Other                                           Various       Various             288             717
                                                                            ----------      ----------

Total Notes Payable                                                           $ 5,920          $5,779
                                                                            ----------      ----------
Less Current Portion                                                            5,920           5,779
                                                                            ----------      ----------
Total Long-Term Debt                                                              $ -             $ -
                                                                            ==========      ==========



NOTE 7 -  Capital Lease Obligations:

     The Company historically has leased equipment from various companies under capital leases. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the estimated useful life with the value and depreciation being included as a component of Property and Equipment under operating equipment. As of August 31, 2004, there was no equipment under capital lease.

NOTE 8 - Lines of Credit:

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

     During 2001, the Company acquired ClearWorks.net, Inc., and as a result, ClearWorks is a wholly owned subsidiary of Eagle. Link Two Communications, Inc., is a subsidiary of ClearWorks. Link Two entered an agreement with The Tail Wind Fund Ltd., under which Tail Wind purchased from Link Two a 2% convertible note in the initial amount of $5,000,000. As a result of the acquisition, Eagle the parent of Link Two, has guaranteed the Link Two notes issued to Tail Wind and allowed Tail Wind to convert the above mentioned debt into Eagle common stock and warrants at various rates. During fiscal 2002 Eagle made payments of $500,000 in cash and converted $2,500,000 into common stock. During fiscal 2003, Tail Wind converted $405,169 into common stock and during fiscal 2004 Eagle made the final payment of $1,594,831 in cash.

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004


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

NOTE 10 - Securities Held for Resale:

     As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and SFAS No. 130, "Accounting for Other Comprehensive Income." At August 31, 2004 and 2003, all of the Company's marketable equity securities are classified as available-for-sale; they were acquired with the intent to dispose of them within the next year.

     At August 31, 2004, securities available for sale include 580,000 shares of Burst.com with a cost basis of $127,832 and a fair market value of $551,000.

     At August 31, 2003, securities available for sale include 1,480,000 shares of common stock of Burst.com, 146,085,264 shares of Celerity Systems common stock and $350,000 Celerity Systems Bonds. These common stock and bond investments have an aggregate cost basis of $1,075,000 and an aggregate fair market value of $1,714,006.

NOTE 11 - Income Taxes:

     As discussed in note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
     Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004


     The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                        August 31,
                                          -----------------------------------
                                           2004          2003         2002
                                            (%)          (%)           (%)
                                          --------      -------      --------
U. S. Federal Statutory Tax Rate               34           34            34
U.S. Valuation Difference                     (34)         (34)          (34)
Effective U. S. Tax Rate                        0            0             0
Foreign Tax Valuation                           0            0             0
Effective Tax Rate                              0            0             0


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):


                                                        August 31,
                                       -----------------------------------------------
                                          2004             2003              2002
                                       ------------     ------------     -------------
Computed Expected Tax Benefit            $ (13,262)       $ (12,410)        $ (26,171)
Increase in Valuation Allowance             13,262           12,410            26,171
                                       -----------------------------------------------
Income Tax Expense                             $ -              $ -               $ -
                                       ===============================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2004 and 2003, are presented below (in thousands) and include the balances of the merged company ClearWorks.net.

                                                           August 31,
                                           --------------------------------
                                              2004                2003
                                           ------------        ------------
Deferred Tax Assets:
Net Operating Loss Carry Forwards             $ 63,606            $ 50,344
Less Valuation Allowance                       (63,606)            (50,344)
                                           ------------        ------------
Net Deferred Tax Assets                            $ -                 $ -
                                           ============        ============


The valuation allowance for deferred tax assets of August 31, 2004, 2003 and 2002, was $63,606,000, $50,344,000 and $25,162,000, respectively. At August 31,
2003 and 2002, the Company has net operating loss carry-forwards of $110,507,000 and $74,006,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2020 to 2022.

NOTE 12 - Issuance of Common Stock:

     During the fiscal year ended August 31, 2004, the Company issued shares of common stock. The following table summarizes the shares of common stock issued, in thousands.


        Shares Outstanding August 31, 2003                                   147,447
        Shares Issued for Retirement of Debt and Liabilities                  47,046
        Shares Issued for Service, Compensation Property and Other Assets     11,016
                                                                           ----------
        Shares Outstanding August 31, 2004                                   205,509
                                                                           ==========


                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 13 - Preferred Stock, Stock Options and Warrants:

     The warrants outstanding are segregated into two categories (issued and outstanding and exercisable):

                    Warrants Issued & Outstanding       Warrants Exercisable
Class of   Expiration             August 31,                    August 31,
Warrants      Date            2004         2003             2004         2003
--------   ----------    -----------------------       -----------------------
   0.41      Sep-08      3,800,000    3,800,000        1,550,000    1,550,000
   0.48      Oct-06         25,000       25,000           25,000       25,000
   0.60      Sep-06        400,000      400,000                -            -
   0.61      Jan-05         25,000       25,000           25,000       25,000
   0.69      Oct-04         25,000       25,000           25,000       25,000
   0.75      Sep-08        500,000      500,000                -            -
   0.97      Jul-07         25,000            -                -            -
   1.04      Apr-05         50,000       50,000           50,000       50,000
   1.23      Apr-07         25,000            -                -            -
   1.31      Jan-07         25,000            -           25,000            -
   7.50      Apr-08        800,000      800,000          800,000      800,000
   ESOP      Various       346,002   *  406,131          346,002      406,131
                         -----------------------       -----------------------
                         6,046,002  **6,031,131        2,846,002    2,881,131
                         =======================       =======================

     *Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the years ended August 31, 2004 and 2003.
     **Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2004, none of these warrants have been exercised.

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 15 - Risk Factors:

     For the years ended August 31, 2004, 2003, and 2002, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately, 83% of the Company's revenues and receivables have been created solely in the state of Texas, 0% have been created in the international market, and the approximate 17% remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2004. Approximately, 74% of the Company's revenues and receivables have been created solely in the state of Texas, 0% have been created in the international market, and the approximate 26% remainder have been created relatively evenly over the rest of the nation during the year ended August 31, 2003. Whereas, approximately 84% of the Company's revenues and receivables have been created solely in the state of Texas, 0% has been created in the international market, and the approximate 16% remainder has been created relatively evenly over the rest of the nation for the year ended August 31, 2002. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 16 - Foreign Operations:

     Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total
     approximately   0%,  0%  and  0%  at  August  31,  2004,  2003,  and  2002,
     respectively.

NOTE 17 - Commitments and Contingent Liabilities:

     Leases

     For the years ending August 31, 2004 and 2003, rental expenses of approximately $507,000 and $1,183,000, respectively, were incurred.

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

                        Period Ending
                          August 31,                Amount
                        ----------------     ----------------
                             2005            $       299,801
                             2006                    299,801
                             2007                    306,180
                             2008                    325,316
                             2009                    243,987
                                             ----------------
                             Total           $     1,475,085
                                             ================


     Legal Proceedings

     In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), In the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In December 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc. A/K/A Clearwork.net, Inc.; In the Circuit Court of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     In September 2003, Enron sued United Computing Group, Inc. in Enron Corp. (Debtors/Plaintiff) vs. United Computing Group, Inc.; Case No. 01-16034 in the United States Bankruptcy Court for the Southern District of New York. The suit presents claims pursuant to sections 547 and 550 of the Bankruptcy Code to avoid and recover a transfer in the amount of approximately $1,500,000. Defendant has filed an answer, denies the claims and intends to vigorously defend this lawsuit and claims against it. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In fiscal 2004, The Tail Wind Fund Ltd. sued Link Two Communications and Eagle, Civil Action 04-CV-05776, in the United States District Court for the Southern District of New York. Tail Wind claims breach of contract seeking $25 million. The Company intends to vigorously defend this claim. The Company has accrued $500,000 in expenses against this lawsuit, although the outcome cannot be predicted at this time.

     In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Ind., and David Weisman, Civil Action 04603626, in New York County, New York Supreme Court. Palisades seeks an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and seeks damages in excess of $3.1 million. The Company intends to vigorously defend this claim. The Company has not accrued any expenses against the lawsuit, as the outcome cannot be predicted at this time.

     Eagle is involved in lawsuits, claims, and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Eagle believes it has adequate provisions for any such matters. Eagle reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, Eagle believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

     NOTE 18 - Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share, in thousands except per-share amount:


                                                                   For the year ended August 31, 2004
                                                          --------------------------------------------------
                                                            Income               Shares            Per-Share
                                                          (Numerator)        (Denominator)          Amount
                                                          ------------       ---------------       ---------
Net Loss                                                   $ (39,005)          $         -          $    -
Basic EPS:
Income Available to Common Stockholders                      (39,005)               185,046           (0.21)
Effect of Dilutive Securities Warrants                            -                      -               -
Diluted EPS:
                                                          ------------       ---------------       ---------
Income Available to Common Stockholders                       (39,005)              185,046         $ (0.21)
 and Assumed Conversions                                  ============       ===============       =========

                                                                    For the year ended August 31, 2003
                                                          --------------------------------------------------
                                                            Income               Shares            Per-Share
                                                          (Numerator)        (Denominator)          Amount
                                                          ------------       ---------------       ---------
Net Loss                                                    $ (36,501)             $      -         $     -
Basic EPS:
Income Available to Common Stockholders                       (36,501)               95,465           (0.38)
Effect of Dilutive Securities Warrants                              -                     -               -
Diluted EPS:
                                                          ------------       ---------------       ---------
Income Available to Common Stockholders                     $ (36,501)             $ 95,465         $ (0.38)
 and Assumed Conversions                                  ============       ===============       =========


For the year ended August 31, 2004,  anti-dilutive securities existed. (see Note
13)

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

NOTE 19 - Employee Stock Option Plan:

     In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of August 31, 2004, a total of 346,002 options have been issued to various employees.

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


                                                  August 31,
                                        ----------------------
                                          2004         2003
                                        ---------     --------
U. S. Federal Statutory Tax Rate         0.00%         0.00%
U.S. Valuation Difference                0.91%         0.91%
Effective U. S. Tax Rate                 4.00%         4.00%
Foreign Tax Valuation                    4.00%         7.00%
Effective Tax Rate                      5 years       5 years


     The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2004, 2003 and 2002:


(thousands, except share amounts)           2004      2003      2002
                                          --------  --------  --------
Net loss, as reported                    $(39,005) $(36,501) $(76,973)
Add: Stock-based employee compensation
 included in reported net earnings
 (loss), net of related tax effects                   ---       ---

Less: Stock-based employee compensation
 expense determined under fair-value based
 method for all awards, net of related tax
 effects                                       (9)      (20)      (50)
                                          --------  --------  --------
Pro forma net earnings (loss)            $(39,014) $(36,521) $(77,023)
                                          ========  ========  ========

Net loss per share:
As reported                              $  (0.21) $  (0.38) $  (1.20)
Pro forna                                $  (0.21) $  (0.38) $  (1.20)

Diluted net loss per share:
As reported                              $  (0.21) $  (0.38) $  (1.20)
Pro forna                                $  (0.21) $  (0.38) $  (1.20)


Option activity was as follows for the years ended August 31, 2004, 2003 and 2002:


                                    2004                     2003                     2002
                            --------------------    ---------------------    ----------------------
                                       Weighted-                Weighted-                 Weighted-
                                       Average                   Average                  Average
                                       Exercise                  Exercise                 Exercise
                             Shares     Price         Shares     Price         Shares     Price
                            ---------   --------    ----------   --------    ----------   ---------
Outstanding at Beginning of
 Year                        406,131    $  1.27       355,170    $  2.32       355,170    $   2.32
Granted                       20,907       0.60        50,961       0.45             -           -
Assumed through Acquisitions                                -          -             -           -
Exercised                     81,036       0.61             -          -             -           -
Forfeited/Cancelled                                         -          -             -           -
                            ---------   --------    ----------   --------    ----------   ---------

Outstanding at End of Year   346,002    $  1.27       406,131    $  1.27       355,170    $   2.32
                            =========   ========    ==========   ========    ==========   =========

Exercisable at Year-End      346,002    $  1.27       406,131    $  1.27       355,170    $   2.32
                            =========   ========    ==========   ========    ==========   =========


                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     Information about options outstanding was as follows at August 31, 2004:


                                      Remaining         Average                            Average
   Range of             Number       Contractual       Exercise             Number        Exercise
Exercise Prices       Outstanding    Life in Years       Price           Exercisable        Price
----------------      ------------   -------------    ------------       -------------   ------------
$0 - $1.00                209,160            4.00            0.55             209,160           0.55
$1.01 - $2.00             111,342            4.00            1.73             111,342           1.73
$2.01 - $7.50              25,500            4.50            6.55              25,500           6.55
                      ------------                                       -------------
                          346,002                            1.27             346,002           1.27
                      ============                                       =============


NOTE 20 - Retirement Plans:

     During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. Prior to March 2003, the Company matched the participant's contribution up to 3%
     of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the year ended August 31, 2004 and 2003, employee contributions were approximately $109,000 and $279,000, respectively. The Company matched approximately $0 and $67,850, respectively, for those same periods.

NOTE 21 - Major Customer:

     The Company had gross revenues of $12,490,000 and $11,593,000 for the year ended August 31, 2004 and 2003, respectively.

     The fiscal year ended August 31, 2004, included $3,103,937 or 25% of the fiscal year total sales from Sweetwater Security Capital, LLC, that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. Also during this period, Eagle Broadband Inc, had sales of $3,806,806 or 30% sales to a major customer for shipment of IP set-top boxes and related equipment. There were no other customers individually that represented greater than 10% of the revenues in the fiscal year ended August 31, 2003.

NOTE 22 - Industry Segments:

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004


For the year ending August 31, 2004

        (in thousands)           APC/HSI      EBS/DSS        UCG        Eagle        Other        Elim.       Consol.
                               ------------------------------------------------------------------------------------------
Revenue                                 678        5,525         445        5,761           81                    12,490
Segment Loss                           (827)      (2,483)        (58)     (27,534)         (50)                  (30,952)
Total Assets                            148       28,204          32      127,896       56,956     (142,768)      70,468
Capital Expenditures                      0          729           0            0            0                       729
Depreciation                            176        1,565          62        3,196           98                     5,097

For the year ending August 31, 2003

        (in thousands)           APC/HSI      EBS/DSS        UCG        Eagle        Other        Elim.       Consol.
                               ------------------------------------------------------------------------------------------
Revenue                               4,220        2,809       2,433        1,803          328          ---       11,593
Segment Loss                         (4,500)      (6,083)     (2,279)     (17,849)        (364)         ---      (31,075)
Total Assets                          8,929       31,316         114       97,948       83,852     (144,793)      77,366
Capital Expenditures                     11        6,254           1          ---          158          ---        6,424
Depreciation                            372        1,351          72        3,184          253          ---        5,232

For the year ending August 31, 2002

        (in thousands)           APC/HSI      EBS/DSS        UCG        Eagle        Other        Elim.       Consol.
                               ------------------------------------------------------------------------------------------
Revenue                               8,767        2,657      16,143        1,699          551          ---       29,817
Segment Loss                           (279)        (193)     (1,304)     (45,740)     (29,192)         ---      (76,708)
Total Assets                          5,114       30,980         853      121,458       68,528     (137,782)      89,151
Capital Expenditures                    125       12,034         ---          562          156          (11)      12,866
Depreciation                            208          715         166        4,039        1,269          ---        6,397



Reconciliation of Segment Loss from
        Operations to Net Loss                 August 31, 2004    August 31, 2003   August 31, 2002
--------------------------------------         ---------------    ---------------   ---------------
Total segment loss from operations             $      (30,952)     $     (31,075)    $   (76,708)
Total Other Income (Expense)                           (8,053)            (5,426)           (265)
                                               ---------------     --------------    ------------
Net Loss                                       $      (39,005)     $     (36,501)    $   (76,973)
                                               ===============     ==============    ============



     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 23 - Quarterly Financial Data.


                                                  Nov. 30           Feb. 28           May 31             Aug. 31
                                              --------------   ---------------    --------------    ---------------
Year Ended August 31,
2004
 Revenues                                     $       2,397    $        3,744     $       5,091     $        1,258
 Net Earnings (Loss)                                 (8,461)           (9,398)           (4,373)           (16,773)
 Basic Loss per Share                                 (0.05)            (0.05)            (0.02)             (0.08)
 Diluted Loss per Share                               (0.05)            (0.05)            (0.02)             (0.08)
2003
 Revenues                                             4,618             3,063             1,947              1,965
 Net Earnings (Loss)                                 (1,533)           (2,012)           (3,833)           (29,123)
 Basic Loss per Share                                 (0.02)            (0.03)            (0.05)             (0.28)
 Diluted Loss per Share                               (0.02)            (0.03)            (0.05)             (0.28)



NOTE 24 - Supplemental Non-Cash Disclosures:

     During the fiscal year ended August 31, 2004, the Company issued $3,000,000 of convertible debt which was retired through the issuance of 2,000,000 shares of Series A Preferred Stock which was concurrently converted to 29,500,000 shares of the Company's common stock. Additionally, the Company received proceeds of $3,912,000 from the sale of convertible bonds.

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     The beneficial conversion values associated with these financings aggregating $6,912,000 are calculated at the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible. Since the beneficial conversion value exceeded the $6,912,000 raised on these convertible instruments, the value charged to interest expense during the quarter was limited to $6,912,000 raised on these convertible instruments, the value charged to interest expense during the fiscal year ended August 31, 2004, was limited to $6,912,000. This non-cash charge comprises $6,912,000 of the $8,325,000 interest expense on the Company's Statement of Operations as is shown as an adjustment to reconcile net loss to net cash on the Company's Statement of Cash Flows.

     In addition, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4,493,000 incurred upon the modification of warrants for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified warrants equivalent to $1.75 less the warrant strike price.


NOTE 25 - Exit Activities:

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

     Additionally, in conjunction with the appointment of Mr. Weisman as Chief Executive Officer,, the Company made certain decisions during the preparation of its Form 10-K in our first quarter of fiscal 2004 that affected the value of certain assets as of August 31, 2003. These decisions included:

     o A revised collection assessment of certain accounts receivables from these and other down-sized Eagle business segments.

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

     o The decision to settle numerous existing and threatened legal proceedings versus continuing the timing consuming and costly process of defending such proceedings; thereby resulting in the accrual of numerous reserves for such settlements.

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

                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004

     o Inventory impairment charges of $2,627,000; of which $501,000 was attributable to the decisions affecting the Company's Atlantic Pacific / Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major client's decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company's IP set top box.

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

     An analysis of accrued costs and amounts charged against the provision are as follows:


                             Beginning                                 Ending
                              Balance   Period Costs                   Balance
                             8/31/2003  (Additional)    Payments      8/31/2004
                           ----------   --------       -----------    ---------
Accrued Exit Expenses:
Severance                         $-         $-                $-           $-
Terminated Lease Costs       171,000          -                 -     $171,000
                            ---------   --------        ----------    ---------
                            $171,000         $-                $-     $171,000
                            =========   ========        ==========    =========

     For the year ended August 31, 2003, the Company incurred exit costs of $267,000 which are principally severance and lease termination costs. The total expected exit costs for severance and terminated leases are $96,000 and $171,000, respectively. These costs are included in the consolidated statement of income under the categories of salaries and related costs and other support costs.

     These period and accumulated costs are included in the segment reporting as follows:


         Costs                APC/HIS       KBS/DSS         UCG          Eagle         Other          Total
-------------------------    ----------    ----------    ----------    ----------    ----------    ------------
Severance                      $37,000       $24,000      $ 14,000      $ 21,000           $ -        $ 96,000
Terminated Lease Costs          50,000             -        44,000             -         7,700         101,700
                             ----------    ----------    ----------    ----------    ----------    ------------
Total                          $87,000       $24,000       $58,000      $ 21,000       $ 7,700       $ 197,700
                             ==========    ==========    ==========    ==========    ==========    ============


                     Eagle Broadband, Inc., and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 August 31, 2004


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended August 31, 2004, 2003, and 2002
                             (amounts in thousands)

                                           Additions
                             Balance at    Charged to              Balance at
                            Beginning of    Expenses/                 End of
       Description            Period        Revenues    Deductions    Period
--------------------------   ---------    ---------    ----------   ----------
Allowance for Doubtful
 Accounts:
                     2004    $    412     $  2,643     $    (659)   $   2,396
                     2003         242        2,177        (2,007)         412
                     2002         480          125          (363)         242