Form 10-K/A
period 2004-08-31
EAGLE BROADBAND INC
filed 2004-12-29
CIK 1023139

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT No. 1 to
                                    FORM 10-K
                    -----------------------------------------


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATION NOTE


Eagle Broadband, Inc. (the "Company") hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended August 31, 2004, as filed with the Securities and Exchange Commission on November 30, 2004, to add the additional information contained herein.

                                    Part III


Item 10. Directors and Executive Officers

     The directors and executive officers are as follows:

              Nominee                  Age             Position

         David A. Weisman               42       Chairman of the Board and Chief
                                                 Executive Officer
         Eric Blachno                   42       Chief Financial Officer
         David Micek                    51       Chief Operating Officer
         Randall Shapiro                44       Vice President of Marketing
         Christopher W. Futer           66       Director and Secretary
         Dr. H. Dean Cubley             63       Director
         A. L. Clifford                 60       Director
         Dr. Glenn Allan Goerke         73       Director
         C. J. Reinhartsen              62       Director
         Lorne E. Persons, Jr.          58       Director
         James D. Yarbrough             48       Director


     MR. DAVID A. WEISMAN. Mr. Weisman has served as director and Chief Executive Officer of Eagle since October 2003 and as Chairman of the Board since April 2004. Mr. Weisman brings more than 18 years of senior level management experience with both startup and established technology companies to Eagle including sales/marketing management and turn-around experience. Most recently he was brought in by the board of directors of Silicon Valley security software firm IP Dynamics to build and lead sales and marketing organizations where he successfully launched the company into the enterprise, service provider and government/military security markets. Before IP Dynamics, Weisman co-founded and was vice president, sales and marketing, for Canyon Networks, a telecommunications equipment startup focused on broadband subscriber services provisioning and management for telcos and service providers. He was also vice president, marketing and customer service, for multi-service WAN equipment provider, ACT Networks, where he was responsible for product management, marketing and customer support activities until the company's $275 million acquisition by Clarent Corporation. Weisman also co-founded and served as vice president, sales & marketing, for the commercial broadband networking company Thomson Enterprise Networks where he was instrumental in winning a $450 million multi-media, broadband network contract with the British Army and the company's subsequent acquisition in 1999. Weisman also served as a pilot with the United States Air Force Reserve and saw active combat duty in Central America and Operation Desert Storm. He holds a B.A. in economics and international relations from U.C.L.A.

     ERIC BLACHNO. Mr. Blanchno has served as Chief Financial Officer since November 2004. Mr. Blachno brings almost two decades of financial and management leadership and Wall Street, technology and telecommunications industry experience with both Fortune 500 and emerging growth companies. Most recently he served as Vice President of Finance and Chief Financial Officer at Cascade Microtech, a manufacturer of semiconductor equipment, where he helped lead the company to profitability while managing the financial, accounting and treasury functions. Prior to Cascade Microtech, Mr. Blachno served as Vice President of Finance and Chief Financial Officer at Luminent, Inc., a leading provider of fiber optic components where he was responsible for corporate strategy as well as all financial, accounting and treasury and investor relations functions. While at Luminent, he took the company public with $144 million IPO and profitability scaled the business from $60 million to a $200 million revenue run rate with two years until the company's merger with MRV Communications. Prior to his senior financial management positions at Cascade Microtech and Luminent ,Mr. Blachno served as managing director at a technology and investment banking firm PMG Capital Corporation, where he led the company's technology group and communications equipment equity research. He holds an MBA in Finance from the Wharton School, University of Pennsylvania, an MS in Telecommunications from Pace University, and a BS in Computer Science from the University of Florida.

     DAVID MICEK. Mr. Micek has served as Chief Operating Officer since November 2004. Mr. Micek brings more than 25 years of senior-level product development, sales, marketing, operations and general management experience with Fortune 500, start-up companies and corporate turnarounds to Eagle Broadband. Most recently, Mr. Micek was President at Internet search company Alta Vista Software where he led a restructuring, reduced costs and directed the successful sale of the company's enterprise software business. Before Alta Vista, he was President and CEO of wireless networking company Zeus Wireless where he refocused the company on high growth markets, signed major new customers and negotiated the successful sale of the company. Mr. Micek was also President and CEO of broadband video software tools company iKnowledge, where he restructured the company, raised new financing and implemented a new business plan focused on achieving aggressive revenue growth targets. Mr. Micek holds an MBA from the University of Southern California.

     RANDAL S. SHAPIRO. Mr. Shapiro has served as the Vice President of Marketing since December 2003. Mr. Shapiro has more than 17 years of sales, business development and marketing management experience in telecommunications, networking, enterprise software and services with both startup and established technology companies. Prior to joining the Company, Randy was responsible for all marketing functions at security software startup IP Dynamics. Before IP Dynamics, he managed overall marketing functions for Canyon Networks, a telecommunications equipment startup focused on subscriber services provisioning and management for major telcos. Randy also was Director, Product Marketing for Thomson Enterprise Networks where he formulated the company's sales/marketing strategies and launched a next-generation ATM switch product line which led to a $450 million multi-media network contract win with the British Army and the division's acquisition by Thomson-SA. Randy also was Director, Marketing and Business Development at technology training and marketing services company, Wave Technologies, where he led the marketing and business development efforts for the company's marketing services division. He holds a B.S. in Business & Marketing from the University of Arizona.

     CHRISTOPHER W. "JAMES" FUTER. Mr. Futer has served as a director and Secretary of Eagle since March 1996 and served as executive vice president of Eagle from 1996 to July 2002 when he retired. Before that, Mr. Futer served as sales manager of Eagle Aerospace, Inc. Telecom Division from November 1994 until February 1996. Mr. Futer's spectrum of experience has included work in the fields of hi-tech flight simulation and display technologies (especially those of light emitting diodes and liquid crystal displays), and in consumer electronics. His international background includes work with Hatfield Instrument, Canadian Aviation Electronics, located in Montreal, Canada, General Instruments, Litronix, and Siemens.

     DR. H. DEAN CUBLEY. Dr. Cubley has served on the board of Eagle since March 1996, as Chief Technology Officer from October 2003 until September 2004, as Chief Executive Officer from March 1996 until October 2003, and as president from March 1996 until September 2001. Before that, Dr. Cubley served as vice-president of Eagle Telecom, Inc. from 1993 to March 1996. Dr. Cubley is also a member of the Oversight Committee for the University of Houston Epitaxy Center, which managed the Wake Shield Flight aboard the Shuttle in September 1995. Dr. Cubley has over 35 years of extensive experience in the field of telecommunications. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center in the Electromagnetic Systems Branch of the Engineering and Development Directorate. Dr. Cubley received a Bachelor of Science degree in electrical engineering from the University of Texas in 1964 and a master's degree in electrical engineering from the University of Texas in 1965. In 1970, Dr. Cubley received his Ph.D. in electrical engineering from the University of Houston.

     A. L. CLIFFORD. Mr. Clifford has served as a director since December 1996. Mr. Clifford has served as chairman of Clifford & Associates, a company involved in the distribution of electrical and electronic products throughout the Midwest. Mr. Clifford serves as a chief executive officer and president of Dynaflex, a manufacturer, importer, and assembler of voice, video and data infrastructure products sold through out the United States. Additionally, he serves as chairman and chief executive officer of Stirling Connectors, a manufacturer of coaxial cable connectors and accessories. The products are sold world-wide with facilities in the United States, Canada and Taiwan. Mr. Clifford is a graduate of the University of Miami, where he studied business and attended law school.

     DR. GLENN ALLAN GOERKE. Dr. Goerke has served as a director since March 2000. Dr. Goerke has served as vice president of Edusafe Systems, Inc. since 1996. Dr. Goerke is president emeritus of the University of Houston and currently serves as a director of The Institute for the Future of Higher Education. Prior to his current position, Dr. Goerke served as president of the University of Houston from June 1995 to September 1997, and president of the University of Houston - Clear Lake from August 1991 to June 1995 and has been associated with the University of Houston system since 1986. While at the University of Houston, Dr. Goerke initiated significant international program development with particular focus on Mexico and Taiwan and received the "Breaking the Mold" award given by the Texas Comptroller's Office for responsible fiscal planning efforts. Dr. Goerke received his Ph.D. in Adult and Higher Education from Michigan State University in 1962. Dr. Goerke received his M.A. and B.A. degrees from Eastern Michigan University in 1955 and 1952, respectively.

     C. J. (JIM) REINHARTSEN. Mr. Reinhartsen has served as director since November 2002. Mr. Reinhartsen has served as President of the Clear Lake Area Economic Development Foundation, which is now known as Bay Area Houston Economic Partnership (BAHEP) since 1993. His accomplishments at BAHEP included initiating a regional coalition, subsequently expanded to a national level, to support NASA and the aerospace industry and initiating a successful strategy to diversify the economic profile of the Clear Lake region. Prior to his association with BAHEP, Mr. Reinhartsen was part of the Grumman Aerospace management team and established a manufacturing presence with energy companies the target market. This venture prospered and expanded to $60 million in sales and employed 600 people.

     LORNE E. PERSONS, JR. Mr. Persons has served as director since March 2003. With over 30 years experience in the insurance industry, Mr. Persons has served as president for over five years of National Insurance Marketing Corporation, Aurora, Colorado, currently contracted to National States Insurance Company as a regional sales and recruiting director in a five-state area. He recruits and manages a sales force of agents and brokers that has proven to be the second largest producer of life insurance sales within National States Insurance Company.

     JUDGE JAMES D. YARBROUGH. Judge Yarbrough has served as a director of Eagle since October 2004. Judge Yarbrough has served as Chief Executive Officer and County Judge of Galveston County since 1995. Prior to being elect to Galveston County, he was the founding principal of James D. Yarbrough & Company, which provided contract management and financial consulting services for corporations and small businesses. He also serves as a director on a number of corporate and civic boards. He is a director of American National Insurance Company, chair of its compensation committee, and a member and financial expert for its audit committee.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended August 31, 2004, except for a late Form 3 filing by Messers. Goerke, Reinhartsen and Persons and a late Form 4 and/or Form 5 of Messrs. Weisman, Cubley, Futer, Goerke, Reinhartsen, and Persons for the issuance of options. Each late Form 3, Form 4 and/or Form 5 is subsequently being filed.

Audit Committee

     The Company has a standing Audit Committee of the Board consisting of four non-employee directors: Messrs. Clifford, Goerke.Yarbrough and Reinhartsen The Board has determined that Mr. Yarbrough is an audit committee financial expert and independent as defined by Item 401(h) of Regulation S-K of the Exchange Act.

Code of Ethics for the CEO, CFO and Senior Financial Officers

     In December 2003, in accordance with SEC Rules, the Audit Committee and the Board adopted the CEO, CFO and Senior Financial Officers Code of Ethical Conduct, as amended on October 25, 2004. The Board believes that these individuals must set an exemplary standard of conduct, particularly n the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards the designated officers must adhere to and other aspects of accounting, auditing and financial compliance. The full text of the Code of Ethics for the CEO, CFO and Senior Financial Officers has been posted to the Company's website, and can be found under the Corporate Governance link.


Item 11.  Executive Compensation

The following table contains compensation data for our named executive officers for the fiscal years ended August 31, 2004, 2004, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL               LONG TERM
                                               COMPENSATION       COMPENSATION AWARDS
                                               ------------       ---------------------
                                                                      Securities Underlying        ALL OTHER
              NAME AND                             Salary   Bonus          Options             COMPENSATION
         PRINCIPAL POSITIONS             YEAR       ($)      ($)              (#)                   ($)
         -------------------             ----    ---------    ---      ---------------------    ------------
H. Dean Cubley, (1)                      2004     $275,558                   2,037,500            $320,000(2)
                                         2003     $275,000                     300,000                  -0-
                                         2002     $275,000                     300,000                  -0-

David Weisman,    (3)                    2004     $345,120                   1,237,500                  -0-
                                         2003           -0-                         -0-                 -0-
                                         2002

Billie Mize, Technology Support          2004     $114,129                     350,000            $ 56,000(4)
                                         2003     $157,360                     350,000                  -0-
                                         2002     $ 11,487                          -0-                 -0-

John Nagel, Vice President Services      2004     $112,180                     350,000            $ 56,000(5)
                                         2003     $110,000                     350,000                  -0-
                                         2002     $110,000                          -0-                 -0-

Jonathan Hayden,                         2004     $194,539                     400,000            $ 48,000(6)
  Vice President Engineering             2003     $ 90,000                     300,000                  -0-
                                         2002     $ 90,000                          -0-                 -0-

Randall Shapiro,                         2004     $164,113                     810,000                  -0-
Vice President Marketing                 2003           -0-                         -0-                 -0-
                                         2002           -0-                         -0-                 -0-


(1) Dr. Cubley served as chief executive officer from March 1996 until October 2003.

(2) The dollar value of the difference between the purchase price and the market price, in connection to a promissory note, dated December 10, 2004, by the Company in favor of Dr. Cubley. Pursuant to which the Company bought Dr. Cubley's options to purchase 2,000,000 shares at $1.34 (the difference between the option price and the guarantee of $1.75), in exchange for a promissory note and a guarantee by the Company to buy back the options at $1.75. The amount of the actual compensation received will depend on the market price when Dr. Cubley enforces the guarantee.

(3)  Mr. Weisman was elected chief executive officer in October 2003.

(4) The dollar value of the difference between the purchase price and the market price, in connection to a promissory note, dated December 10, 2004, by the Company in favor of Ms. Mize. Pursuant to which the Company bought Ms. Mize's options to purchase 350,000 shares at $1.34 (the difference between the option price and the guarantee of $1.75), in exchange for a promissory note and a guarantee by the Company to buy back the options at $1.75. The amount of the actual amount of compensation received will depend on the market price when Ms. Mize enforces the guarantee.

(5) The dollar value of the difference between the purchase price and the market price, in connection to a promissory note, dated December 10, 2004, by the Company in favor of Mr. Nagel. Pursuant to which the Company bought Mr. Nagel's options to purchase 350,000 shares at $1.34 (the difference between the option price and the guarantee of $1.75), in exchange for a promissory note and a guarantee by the Company to buy back the options at $1.75. The amount of the actual amount of compensation received will depend on the market price when Mr. Nagel enforces the guarantee.

(6) The dollar value of the difference between the purchase price and the market price, in connection to a promissory note, dated December 10, 2004, by the Company in favor of Mr. Hayden. Pursuant to which the Company bought Mr. Hayden's options to purchase 300,000 shares at $1.34 (the difference between the option price and the guarantee of $1.75), in exchange for a promissory note and a guarantee by the Company to buy back the options at $1.75. The amount of the actual amount of compensation received will depend on the market price when Mr. Hayden enforces the guarantee.

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 2004 to our named executive officers. No stock appreciation rights were issued during the fiscal year.

                                                                                                 Potential Realizable
                                                                                                   Value At Assumed
                                 Individual Grants                                              Annual Rates of Stock
                                                                                                Appreciation for Option
                                    % of Total                                                         Term (a)
                     Number of       Options        Exercise/
                     Securities     Granted To        Base
                      Options         Fiscal          Price       Expiration
    Name              Granted         Year(1)       ($/Share)        Date       5% ($)(b)     10% ($)(b)      0% ($)(b)

H. Dean Cubley       2,000,000          33%           $0.41         9/1/08     $3,470,145     $4,121,063     $2,820,000
                        37,500           *            $1.00        6/15/09         $1,875         $2,250
David Weisman          300,000           5%           $0.41         9/1/08       $520,580       $618,159       $423,000
                       400,000           7%           $0.60         9/1/08       $600,574       $713,148       $488,000
                       500,000           9%           $0.75         9/1/08       $658,416       $781,833       $535,000
                        37,500           *            $1.00        6/15/09         $1,875         $2,250
Billie Mize            350,000           6%           $0.41         9/1/08       $607,343       $721,186       $493,500
John Nagel             350,000           6%           $0.41         9/1/08       $607,343       $721,186       $493,500
Jonathan Hayden        400,000           7%           $0.41         9/1/08       $694,106       $824,213       $564,000
Randall Shapiro         75,000           2%           $0.41         9/1/08       $129,827       $153,903        $34,500
                       150,000           3%           $0.41         2/1/05         $6,426         $6,852         $6,000
                       100,000           2%           $1.13         2/1/05             $0             $0
                       100,000           2%           $1.10         9/1/08        $29,464        $34,928        $24,000
                       100,000           2%           $1.00         9/1/08        $41,741        $49,482        $34,000
                       100,000           2%           $0.90         9/1/08        $54,018        $64,035        $44,000
                        85,000           2%           $0.60         9/1/08        $77,221        $91,541        $62,900
                       100,000           2%           $0.75         9/1/08        $72,432        $85,865        $59,000
* Less than 1%

(1) Percentages are based on 6,082,500 options issued and are rounded up to the nearest whole number.

     The following table sets forth information concerning option exercises during the fiscal year ended August 31, 2004 and option holdings as of August 31, 2004 with respect to our named executive officers. No stock appreciation rights were outstanding at the end of the fiscal year.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                       Value        Number of Securities       Value of Unexercised
                    Shares Acquired   Realized     Underlying Unexercised          In-the-Money
      Name          on Exercise (#)      ($)        Options at FY-End (#)      Options at FY-End ($)
      ----          ---------------   --------  --------------------------  ----------------------------
                                                Exercisable  Unexercisable  Exercisable  Unexercisable
                                                -----------  -------------  -----------  -------------
  H. Dean Cubley          -0-            -0-     2,037,500         0         $ 920,000        -0-
  David Weisman           -0-            -0-     1,237,500        -0-        $ 306,000        -0-
  Billie Mize             -0-            -0-       350,000        -0-        $ 161,000        -0-
  John Nagel              -0-            -0-       350,000        -0-        $ 161,000        -0-
  Jonathan Hayden         -0-            -0-       400,000        -0-        $ 184,000        -0-
  Randall Shapiro         -0-            -0-       172,222      637,778      $ 149,833     $554,867

     The fair market value of our common stock at August 31, 2004 was $0.87 per share.

Executive Employment Contracts

     Mr. David Weisman has an existing employment agreement with the Company that he entered into effective September 2003. Mr. Weisman's current agreement for the position of chief executive officer is at an annual salary of $275,000 and is effective through April, 2 2005. The agreement includes incentives of options some of which vest over the 18 month duration of his employment contract, some of which are based upon the attainment of market capitalization milestones and some of which are based on the cumulative revenue of the Company. To date, Mr. Weisman has earned options to purchase 1,237,500 shares at an exercise price of ranging from $0.41 per share to $0.75 per share.

     Mr. Weisman's agreement has early termination provisions and standard non-compete, non-disclosure, trade secret, and proprietary information protection.

     David Micek's employment agreement, effective November 15, 2004, provides for an annual salary of $190,000 and is effective through November 2007, and shall be extended until November 2009, if agreed by both the Company and him. Mr. Micek has the right to purchase 500,000 shares of Company common stock exercisable at a price per share of $0.62, of which 13,889 shares of Company common stock shall vest on November 15, 2004; thereafter, 13,889 shares of Company common stock shall vest on the 15th day of each month of Mr. Micek's employment. The common stock issuable thereunder shall be registered with the SEC on a Form S-8. Mr. Micek's agreement contains confidentiality, non-compete, non-solicit, and non-disclosure provisions consistent with his fiduciary duty obligations owed to the Company. Additionally, Mr. Micek acknowledges that any invention discovered by him during his employment with the Company shall be the property of the Company.

     Eric Blachno's employment agreement, effective November 8, 2004, provides for an annual salary of $200,000 and is effective through November 2007, and shall be extended until November 2009, if agreed by both the Company and him. Mr. Blachno has the right to purchase 500,000 shares of Company common stock exercisable at a price per share of $0.61, of which 13,889 shares of Company common stock shall vest on November 8, 2004; thereafter, 13,889 shares of Company common stock shall vest on the 8th day of each month of Mr. Blachno's employment. Additionally, Mr. Blachno has a right to receive up to 200,000 shares of Company common stock upon the attainment of four certain objectives ("Right"). The common stock underlying the option and Right shall be registered with the SEC on Form S-8. Mr. Blachno's agreement contains confidentiality, non-compete, non-solicit, and non-disclosure provisions consistent with his fiduciary duty obligations owed to the Company. Additionally, Mr. Blachno acknowledges that any invention discovered by him during his employment with the Company shall be the property of the Company.

     Randy Shapiro's employment agreement, effective December 13, 2004, provides for an annual salary of $190,000 and is effective through November 30, 2005. Mr. Shapiro is also entitled to a bonus equal to $146,000 payable in cash, Company common stock, or a combination of both. Additionally, Mr. Shapiro was previously granted in September 1, 2003 and June 1, 2004, options to purchase 250,000 shares of Company common stock with exercise prices ranging from $0.41 to $1.13, which options vest ratably and monthly over a period from the dates of such grants until the end of February, 2005. The options expire on September 1, 2005. On December 13, 2004, Mr. Shapiro was granted another option to purchase 200,000 shares of Company common stock. This option has an exercise price of $0.78, vests over two months, and expires on September 1, 2008. The common stock, if any, underlying the bonus and the common stock underlying the options, have piggyback registration rights. In addition to the above options, on September 1, 2003, Mr. Shapiro was granted options to purchase 560,000 shares of company common stock, which shares vest upon the Company's market capitalization attaining certain levels. As of December 13, 2004, 260,000 shares of Company common stock had vested at exercise prices ranging from $0.41 to $0.75, which options expire on September 1, 2008. As of December 13, 2004, 300,000 shares of Company common stock are outstanding and remain unvested, with exercise prices of the options ranging from $0.90 to $1.10, and expiring on September 1, 2008. The shares of Company common stock underlying these options shall be registered with the SEC on Form S-8. Mr. Shapiro's agreement contains non-compete, non-solicit, and non-disclosure provisions consistent with his fiduciary duty obligations owed to the Company. Additionally, Mr. Shapiro acknowledges and agrees that any invention discovered by him during his employment with the Company shall be assigned to the Company.


Compensation of Directors

     Directors receive $4,500 for regular meeting whether attended in person or via teleconference and $2,250 for special meeting where attended in person or via teleconference meetings attended. Directors receive $1,000 for each committee meeting attended, whether in person or via teleconference. Mr. Weisman does not receive additional compensation for his services as a director. The secretary receives $1,000 for attending meetings of the board of directors.

Compensation Committee Interlocks and Insider Participation


     The Compensation Committee consists of four (4) non-employee directors, Messrs. Clifford, Goerke, Persons and Reinhartsen. None of the members of the Compensation Committee has been or is an officer or employee of the Company. None of the Company's executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on the Company's Board or Compensation Committee. No member of the Company's Board is an executive officer of a company in which one of the Company's executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 28, 2004, a total of 225,491,457 shares of our common stock were outstanding. The following table sets forth, as of December 28, 2004 certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our directors, (c) the named executive officers, and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is Eagle Broadband, Inc., 101 Courageous Drive, Houston, Texas 77573.


                                 SHARES BENEFICIAL OWNED AS OF DECEMBER 27, 2004
                                 -----------------------------------------------
BENEFICIAL OWNER                 NUMBER OF SHARES               PERCENT OF CLASS
----------------                 ----------------               ----------------
David Weisman                       1,392,007 (1)                        *

H. Dean Cubley                      3,157,354 (2)                      1.4%

Billie Mize                           350,000                            *

John Nagel                            350,000                            *

Jonathan Hayden                       400,000                            *

Randall S. Shapiro                    889,600 (3)                        *

Christopher W. Futer                  228,524 (4)                        *

A. L. Clifford                        564,321 (5)                        *

Glenn Allan Goerke                    223,561 (4)                        *

C. J. Reinhartsen                     173,263 (4)                        *

Lorne E. Persons, Jr.                 364,659 (6)                        *

James D. Yarbrough                     16,667 (7)                        *

All current directors and
executive officers as a group
(13 persons)(8)                     4,647,602                          2.1%

* Less than 1%

(1) Includes options to purchase, 37,500 shares at an exercise price of $1.00,per share, 300,000 shares at an exercise price of $0.41 per share; 400,000 shares of common stock at an exercise price of $0.60 per share, and, 500,000 shares of common stock at an exercise price of $0.75 per share.

(2) Includes option to purchase 37,500 shares of common stock at an exercise price of $1.00 per share, and an options to purchase 16,666 hares of common stock at an exercise price of $0.78 per share,

(3) Includes options to purchase 225,000 shares at an exercise price of $0.41 per share, 100,000 shares at an exercise price of $1.13, 100,000 shares at an exercise price of $1.10 per share, 100,000 shares at an exercise price of $1.00 per share, 100,000 shares at an exercise price of at $0.90 per share, 85,000 shares at an exercise price of $0.60 per share, and 100,000 shares at an exercise price of $0.75 per share..

(4) Includes options to purchase 50,000 share at $1.00 per share and 16,666 at $0.78 per share.

(5) Includes 105,000 shares, which are held in the name of The Clifford Family Trust, warrants to purchase 50,000 share at $1.00 per share and 16,666 at $0.78 per share; and 61,667 shares held by Mr. Clifford's wife.

(6) Includes 1,823 shares owned by Mr. Persons' wife, warrants to purchase 50,000 shares at $1.00 per share and 16,666 shares at $0.78 per share of the Company common stock respectively.

(7) Includes option to purchase 16,667 shares at an exercise price of $0.78 per share.

(8)  Includes two (2) executive officers not included above.


Item 13. Certain Relationships and Related Transactions.

In December 2003, the Company issued promissory notes to Dr. Cubley, Mr. Weisman, Ms. Mize, Mr. Nagel and Mr. Hayden in exchange for the purchase of each of their respective outstanding options, totaling 4,200,000. The options had a stock price varying from $0.41 per share to $0.75 per share. On December 10, 2003, the Company purchased the shares between a $1.34 and $1.00 per share, depending on the exercise price of the shares. The purchase price was determined by subtracting a guaranteed price of $1.75 per share less the current market value of $1.18 per share. As an inducement to the officers, the Company guaranteed that the officers would receive $1.75 for each share outstanding, prior to the issuance of the promissory notes, less their respective exercise prices. On February 17, 2004, the Company issued the officers new options on the same terms as the previously purchased options, thereby reducing the amounts owed on the promissory notes to only the amount due under the guarantee. On December 10, 2004, Dr. Cubley, Ms. Mize, Mr. Nagel and Mr. Hayden exercised their respective options and the Company became liable under the guarantee for a total of $1,680,000, which is the difference between the guarantee ($1.75) less the option price ($0.41) and the market price ($0.78). Pursuant to the terms of the guarantee and promissory notes, the Company will pay the respective officers their guaranteed amount in equal monthly payments for one year. As of December 28, 2004, the only guarantee and promissory note which has not become fixed is with Mr. Weisman. The amount that will be owed to Mr. Weisman pursuant to such guarantee will be determined on the date that Mr. Weisman exercises his options and enforces the guarantee and promissory notes.


Item 14. Principal Accountant Issues and Services.

     The Company's independent public accountants for the fiscal year ended August 31, 2004, were Lopez, Blevins, Bork & Associates, LLP ("Lopez and Associates"). Malone & Bailey, PLLC ("Malone") audited our financial statements for the year ended August 31, 2003; however, in November 2004 Lopez and Associates re-audited the year ended August 31, 2003 in March 2004. The disclosure of fees paid for the year ended August 31, 2004 include the re-audit fees of Lopez and Associates.


Principal Accountant Fees and Services

     Fees for services provided by Malone and Bailey, the Company's auditors for the fiscal year ended August 31, 2003, and services provided by Lopez and Associates for the fiscal year ended August 31, 2004 were as follows (rounded to the nearest $1,000):


     Audit Fees

     The aggregate fees billed to the Company for the audit of the Company's annual financial statements and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q totaled $137,717 and $59,660 in the fiscal years ended August 31, 2004 and August 31, 2003 by Malone and Bailey, respectively. The aggregate audit fees billed to the Company from current auditor totaled $9,420 in the fiscal year August 31, 2004 by Lopez and Associates.

     Audit Related Fees

     The aggregate fees to the Company for audit-related services totaled $9,420 and $0 in the fiscal years ended August 31, 2004 by Lopez and Associates and August 31, 2003 by Malone and Bailey, respectively.

     Tax Fees

     There were no aggregate fees billed to the Company for tax compliance, tax advice and tax planning services in the fiscal years ended August 31, 2004 by Lopez and Associates and August 31, 2003 by Malone and Bailey, respectively.

     All Other Fees

     The were no aggregate fees billed for services rendered to the Company, other than the services described above for fiscal years ended August 31, 2004 or August 31, 2003

     The Audit Committee has determined that the rendering of non-audit services by Lopez and Associates was compatible with maintaining their independence.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors and input from the Company's management. The Audit Committee's charter authorizes the Audit Committee to delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $125,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee's responsibility to pre-approve permitted services of the independent auditor. During the fiscal year ended August 31, 2004, all of the services related to the audit or other fees described above were pre-approved by the Audit Committee and none were provide pursuant to any waiver of the pre-approval requirement.

Item 15. Exhibits

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

Exhibit 10.12 Stock Purchase Agreement between Eagle Wireless International, Inc. and the shareholders of Etoolz, Inc. (incorporated by reference to Exhibit 10.6 of Form 10-KSB for the fiscal year ended August 31, 2000, filed December 13, 2000)

Exhibit 10.13  Employment Agreement between Eagle Broadband, Inc. and Eric
               Blachno.

Exhibit 10.14  Employment Agreement between Eagle Broadband, Inc. and David
               Micek.

Exhibit 10.15 Employment Agreement between Eagle Broadband, Inc. and Randy Shapiro.

Exhibit 10.16 Promissory Note issued by Eagle Broadband, Inc. in favor of Dr. Dean Cubley.

Exhibit 10.17 Promissory Note issued by Eagle Broadband, Inc. in favor of Mr. Dave Weisman.

Exhibit 10.18 Promissory Note issued by Eagle Broadband, Inc. in favor of Billie Mize.

Exhibit 10.19 Promissory Note issued by Eagle Broadband, Inc. in favor of John Nagel.

Exhibit 10.20 Promissory Note issued by Eagle Broadband, Inc. in favor of Jonathan Hayden.

Exhibit 21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Form S-4 file no. 333-49688)

Exhibit 23.1   Consent of McManus & Co., P.C

Exhibit 23.2   Consent of Lopez, Blevins, Bork & Associates, LLP

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

Signature                         Title                                     Date
---------                         -----                                     ----

/S/ David A. Weisman      Chairman of the Board and                    December 28, 2004
-------------------       Chief Executive Officer
David A. Weisman          (Principal Executive Officer)


/S/ Tom Matura            Corporate Controller                         December 28, 2004
-------------             (Principal Financial and Accounting Officer)
Tom Matura

/S/ A. L. Clifford        Director                                     December 28, 2004
-----------------
A. L. Clifford

/S/ H. Dean Cubley        Director                                     December 28, 2004
---------------------
H. Dean Cubley


/S/ Christopher W. Futer  Director                                     December 28, 2004
-----------------------
Christopher W. Futer

/S/ Glenn A. Goerke       Director                                     December 28, 2004
------------------
Glenn A. Goerke

/S/ Lorne E. Persons      Director                                     December 28, 2004
-------------------
Lorne E. Persons

/S/ Jim Reinhartsen       Director                                     December 28, 2004
------------------
Jim Reinhartsen

/S/ James R. Yarbrough    Director                                     December 28, 2004
----------------------
James R. Yarbrough