Form 10-Q
period 2004-11-30
EAGLE BROADBAND INC
filed 2005-01-18
CIK 1023139

U. S. SECURITIES AND EXCHANGE
                         COMMISSION Washington, DC 20549
                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File Number: 001-154649


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



As of January 6, 2005, there were 225,491,457 shares of common stock outstanding.


                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended November 30, 2004

                                Table of Contents

Part 1 - Financial Information                                                                              Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at November 30, 2004, and August 31, 2004                       1

                  Consolidated Statements of Operations for the Three Months
                  Ended November 30, 2004 and 2003                                                            2

                  Consolidated Statements of Changes in Shareholders' Equity for the Three Months Ended
                  November 30, 2004, and Twelve Months Ended August 31, 2004                                  3

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended November 30, 2004 and 2003                                                            4

                  Notes to the Consolidated Financial Statements                                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 24

         Item 4.  Controls and Procedures                                                                    25

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                                          25

         Item 2.  Recent Sales of Unregistered Securities or Changes in Securities and Use of Proceeds.      25

         Item 3.  Defaults upon Senior Securities                                                            25

         Item 4.  Submission of Matters to a Vote of Security Holders                                        25

         Item 5.  Other Information                                                                          25

         Item 6.  Exhibits and Reports on Form 8-K                                                           25

Signatures                                                                                                   27

Part 1 - Financial Information
Item 1. Consolidated Financial Statements (Unaudited)


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      November 30,    August 31,
                                                                         2004            2004
                                                                      ----------      --------
                        ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                           $     474       $   2,051
  Securities Available for Sale                                            --               551
  Accounts Receivable, net                                                1,363           1,470
  Inventories                                                             1,641             403
  Net investment in direct financing leases                                 427             291
  Prepaid Expenses                                                          406             327
                                                                      ---------       ---------
      Total Current Assets                                                4,311           5,093
                                                                      ---------       ---------
PROPERTY AND EQUIPMENT
  Operating Equipment                                                    36,559          36,415
  Less:  Accumulated Depreciation                                        (8,312)         (7,837)
                                                                      ---------       ---------
      Total Property and Equipment                                       28,247          28,578
                                                                      ---------       ---------
OTHER ASSETS:
  Deferred Costs                                                           --              --
  Net investment in direct financing leases                                 938             623
  Goodwill, net                                                           4,095           4,095
  Contract rights, net                                                   21,200          21,678
  Customer relationships, net                                             5,312           5,431
  Other Intangible assets, net                                            3,978           4,034
  Other Assets                                                              679             679
                                                                      ---------       ---------
      TOTAL OTHER ASSETS                                                 36,202          36,540
                                                                      ---------       ---------
TOTAL ASSETS                                                          $  68,760       $  70,211
                                                                      =========       =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                    $   4,926       $   4,445
  Accrued Expenses                                                        7,403           9,647
  Notes Payable                                                           5,401           5,920
  Deferred revenue                                                           71              96
                                                                      ---------       ---------
      TOTAL CURRENT LIABILITIES                                          17,801          20,108
                                                                      ---------       ---------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred Stock  -- $.001 par value
      Authorized  5,000,000 shares
      Issued  -0- shares                                                   --              --
  Common Stock --  $.001 par value
      Authorized 350,000,000 shares
      Issued and Outstanding at November 30, 2004 and August 31,
        2004, 212,598,000 and 205,509,000, respectively                     213             206
  Additional Paid in Capital                                            213,348         208,051
  Accumulated Deficit                                                  (162,602)       (157,106)
  Accumulated Comprehensive Income (Loss)                                  --            (1,048)
                                                                      ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY                                         50,959          50,103
                                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  68,760       $  70,211
                                                                      =========       =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    For the three months
                                                     ended November 30,
                                                   ----------------------
                                                     2004          2003
                                                   -------      ---------
NET SALES:
  Structured wiring                                $   262       $   392
  Broadband services                                 1,216         1,564
  Products                                              26           361
  Other                                                 24            80
                                                   -------       -------
TOTAL SALES                                          1,528         2,397
                                                   -------       -------
COSTS OF GOODS SOLD:
  Direct Labor and Related Costs                       262           462
  Products and Integration Service                      38           137
  Impairment Slow Moving & Obsolete Inventory         --            --
  Structured Wiring Labor and Materials                175           205
  Broadband Services Costs                             920           190
  Depreciation and Amortization                        290           285
  Other Manufacturing Costs                             16
                                                   -------       -------
TOTAL COSTS OF GOODS SOLD                            1,685         1,295
                                                   -------       -------
GROSS PROFIT                                          (157)        1,102
                                                   -------       -------
OPERATING EXPENSES:
  Selling, General and Administrative:
  Salaries and Related Costs                           399           959
  Advertising and Promotion                             10            18
  Depreciation and Amortization                        841           319
  Other Support Costs                                2,949         1,424
  Research and Development                             143           119
  Impairment, Write-Downs &
  Restructuring Costs                                 --            --
                                                   -------       -------
TOTAL OPERATING EXPENSES                             4,342         2,839
                                                   -------       -------
LOSS FROM OPERATIONS                                (4,499)       (1,737)
                                                   -------       -------
OTHER INCOME/(EXPENSES):
  Interest Income,                                       4             4
  Interest Expense                                    (102)       (7,080)
  Gain (Loss) on Sale of Assets                        149           352
                                                   -------       -------
TOTAL OTHER INCOME (EXPENSE)                            51        (6,724)
                                                   -------       -------
NET LOSS                                            (4,448)       (8,461)
                                                   -------       -------
OTHER COMPREHENSIVE LOSS:
  Unrealized Holding Gain (Loss)                     1,048           309
                                                   -------       -------
TOTAL OTHER COMPREHENSIVE LOSS                     $ 1,048       $   309
                                                   =======       =======
COMPREHENSIVE LOSSES                               $(3,400)      $(8,152)
                                                   =======       =======
NET LOSS PER COMMON SHARE:
  Basic                                              (0.02)        (0.05)
  Diluted                                            (0.02)        (0.05)
  Comprehensive Loss                                 (0.02)        (0.05)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (Unaudited)


                                                                                 Additional               Accumulated    Total
                                                Common Stock         Preferred    Paid in      Retained  Comprehensive Shareholders'
                                           ----------------------    ---------   ---------    ---------   ----------   ---------
                                             Shares       Value        Stock      Capital      Earnings     Income       Equity
                                           ---------    ---------    ---------   ---------    ---------   ----------   ---------
TOTAL SHAREHOLDERS' EQUITY
  AS OF AUGUST 31, 2003                      147,447    $     147                $ 177,017   $(118,101)   $    (727)   $  58,336
                                           ---------    ---------    ---------   ---------   ----------   ---------    ---------


Net Loss                                        --           --           --          --        (39,005)        --        (39,005)

New Stock Issued to Shareholders:                                                                                             --
  For Services and Compensation               11,016           12         --         6,335         --           --          6,347
  For Retirement of Debt and Liabilities      47,046           47         --        13,294         --           --         13,341
  Stock-Based Compensation                      --           --           --         4,493         --           --          4,493
  Beneficial Conversion Features on
     Convertible Debentures                     --           --           --         6,912         --           --          6,912
  Unrealized Holding Loss                       --           --           --                       --          (321)         (321)
                                           ---------    ---------    ---------   ---------   ----------   ---------    ---------

TOTAL SHAREHOLDERS' EQUITY
  AS OF AUGUST 31, 2004                      205,509    $     206    $    --     $ 208,051   $ (157,106)  $  (1,048)   $   50,103
                                           =========    =========    =========   =========   ==========   =========    =========

NET LOSS FOR THE THREE MONTHS ENDED
  NOVEMBER 30, 2004                                                                              (4,448)                   (4,448)

New Stock Issued to Shareholders:
  For Services and Compensation                  732            1                    1,518                                  1,519
  For Retirement of Debt and Liabilities       6,357            6                    3,779                                  3,785
  Stock-Based Compensation                                                                                                    --
  Beneficial Conversion Features on
     Convertible Debentures                                                                                                   --
Unrealized Holding Loss                                                                          (1,048)      1,048           --

                                           ---------    ---------    ---------   ---------    ---------   ---------    ---------
TOTAL SHAREHOLDERS' EQUITY
  AS OF NOVEMBER 30, 2004                    212,598    $     213         --     $ 213,348   $ (162,602)        --     $   50,959
                                           =========    =========    =========   =========   ==========   =========    =========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                      EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                             For the Three Months
                                                             Ended November 30,
                                                            ------------------
                                                             2004       2003
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                    $(4,448)   $(8,461)
                                                            -------    -------
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
 Impairment, write-downs & restructuring costs                 --         --
 Gain (Loss) on sale of Assets                                 --         --
 Interest for beneficial conversion value                      --        6,912
 Depreciation and Amortization                                1,131        614
 Stock Issued for Interest Expense                               96       --
 Stock Issued for Services Rendered                           1,423      2,304
 Provision for bad debt                                          19        103
 (Increase)/Decrease in Accounts Receivable                      88       (493)
 (Increase)/Decrease in Inventories                          (1,238)      (656)
 (Increase)/Decrease in Prepaid Expenses                        (79)        17
 Increase/(Decrease) in Accounts Payable                        481        279
 Increase/(Decrease) in Accrued Expenses                      1,657     (1,109)
                                                            -------    -------
    Total Adjustment                                          3,578      7,971
                                                            -------    -------
NET CASH USED BY OPERATING ACTIVITIES                          (870)      (490)
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase)/Disposal of Property and Equipment                (144)       (94)
  Increase/(Decrease) Deferred Costs                           --         --
  Increase/(Decrease) in Intangible Costs                        (3)      --
  Increase/(Decrease) in Marketable Securities                  551       (163)
  (Increase)/Decrease in Other Assets                          --          (12)
  (Purchase)/Disposal of Contact Wireless & DSS Security,
    Net of Cash Acquired                                                  --
  Gross Equipment Purchase for Direct Financing Leases         (641)      --
  Principal Collections on Direct Financing Leases               49       --
                                                            -------    -------
NET CASH USED BY INVESTING ACTIVITIES                          (188)      (269)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(Decrease) in Notes Payable & Long-Term Debt        (519)     5,608
  Increase/(Decrease) in Capital Leases                                    --
  Increase/(Decrease) in Line of Credit                                    --
  Increase/(Decrease) in Deferred Taxes                                    --
  Proceeds from Sale of Common Stock, Net                                  --
  Syndication costs                                                        --
  Treasury Stock
                                                            -------    -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (519)     5,608
                                                            -------    -------
NET INCREASE/(DECREASE) IN CASH                              (1,577)     4,849
CASH AT THE BEGINNING OF THE YEAR                             2,051        824
                                                            -------    -------
CASH AT THE END OF THE YEAR                                 $   474    $ 5,673
                                                            =======    =======
Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for:
  Interest                                                  $     6    $   168


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1 - Basis of Presentation and Significant Accounting Policies:

            Eagle Broadband, Inc. (the "Company" or "Eagle"), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a leading provider of broadband, Internet protocol (IP) and satellite communications technology and services. The Company is focused on three core businesses: broadband bundled services, IP set-top boxes and satellite communications technology. The Company's product offerings include an exclusive "four-play" suite of IP-based broadband bundled services with high-speed Internet, cable TV, telephone and security monitoring, and a turnkey suite of financing, network design, operational and support services that enables municipalities, utilities, real estate developers, hotels, multi-tenant owners and service providers to deliver exceptional value, state-of-the-art entertainment and communications choices and single-bill convenience to their residential and business customers. Eagle offers the HDTV-ready Media Pro IP set-top box product line that enables hotel operators and service providers to maximize revenues by offering state-of-the-art in-room entertainment and video services. The Company also develops and markets the SatMAX satellite communications system that allows government, military, homeland security, aviation, maritime and enterprise customers to deliver reliable, non-line-of-sight, voice and data communications services via the Iridium satellite network from any location on Earth.

            The condensed balance sheet of the Company as of November 30, 2004, the related condensed statements of operations for the three months ended November 30, 2004 and 2003, and the statements of cash flows for the three months ended November 30, 2004 and 2003, included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended
            November 30, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's August 31, 2004, Form 10-K.

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

            In addition, in February 2004, compensation for certain officers and key employees under incentive clauses of their employment contracts
            (i) includes a non-cash expense of $4,493,000 incurred upon the modification of warrants for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. The amount of the accrual varies each quarter end depending on the stock market value fluctuation or upon exercise of options subject to employment agreement.

NOTE 3 - Accounts Receivable:

           Accounts receivable consist of the following (in thousands):


                                                              November 30,                August 31,
                                                                  2004                       2004
                                                            ---------------            ---------------
                    Accounts Receivable                            $ 2,705                    $ 3,866
                    Completed Contracts                                463                          -
                    Unbilled Completed Contracts                       335                          -
                    Unbilled Contracts in Progress                      87                          -
                    Contract in Progress                                97                          -
                    Allowance for Doubtful Accounts                 (2,324)                    (2,396)
                                                            ---------------            ---------------
                    Accounts Receivable, Net                       $ 1,363                    $ 1,470
                                                            ===============            ===============

                    Allowance for Doubtful Accounts
                     Percentage of Accounts Receivable                  63%                        62%


NOTE 4 - Property, Plant & Equipment and Intangible Assets:

           Components of property, plant and equipment are as follows (in thousands):


                                                                     November 30,             August 31,
                                                                        2004                    2004
                                                                    --------------         --------------
                      Automobile                                         $    143             $      143
                      Headend facility and fiber infrastructure            27,214                 27,146
                      Furniture and fixtures                                  522                    516
                      Leasehold improvements                                  185                    133
                      Office equipment                                      7,454                  7,454
                      Property, manufacturing and equipment                 1,041                  1,023
                                                                    --------------         --------------
                      Total Property, Plant and Equipment                $ 36,559             $   36,415
                      Less accumulated depreciation                        (8,312)                (7,837)
                                                                    --------------         --------------
                      Net property, plant and equipment                  $ 28,247             $   28,578
                                                                    ==============         ==============

           Eagle expenses repairs and maintenance against income as incurred whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $12,000 and $9,000 for the three months ended November 30, 2004 and 2003, respectively, whereas it did not have any capitalized major improvements for the same time periods.

           Eagle's headend facility and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise Eagle's main headend facility at its headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. These fiber and headend infrastructures are similar to those that would exist in a major telecommunications or cable television provider that offers digital services for Internet, cable TV, telephone and security monitoring services. Eagle determined that a twenty-year straight line depreciation method is appropriate for its Headend Facility and Fiber Infrastructure based on industry standards for these asset types.

           Components of intangible assets are as follows (in thousands):


                                                           November 30,   August 31,
                                                             2004            2004
                                                          ---------        --------

                          Goodwill                        $  5,596         $  5,596
                          Accumulated Amortization          (1,501)          (1,501)
                                                          --------         --------
                                                          $  4,095         $  4,095
                                                          ========         ========

                          Contract Rights                 $ 28,691         $ 28,691
                          Accumulated Amortization          (7,491)          (7,013)
                                                          --------         --------
                                                          $ 21,200         $ 21,678
                                                          ========         ========

                          Customer Relationships          $  7,189         $  7,189
                          Accumulated Amortization          (1,877)          (1,758)
                                                          --------         --------
                                                          $  5,312         $  5,431
                                                          ========         ========

                          Other Intangible Assets         $  6,882         $  6,839
                          Accumulated Amortization          (2,904)          (2,805)
                                                          --------         --------
                                                          $  3,978         $  4,034
                                                          ========         ========

NOTE 5 - Notes Payable:

           The following table lists the Company's note obligations as of November 30 and August 31, 2004 (in thousands):

                                                                                           Amount
                                                                               ----------------------------
                                                  Annual                         November 30,     August 31,
                                               Interest Rate    Due Date            2004              2004
                                               -------------   ------------    -------------     -----------
Notes Payable: Investor Group                      8.0%          Demand              $ 3,704         $ 4,888
Notes Payable: Q Series Bonds                     12.0%          Various                 744             744
Other                                            Various         Various                 953             288
                                                                               --------------    ------------
Total Notes Payable                                                                  $ 5,401         $ 5,920
                                                                               --------------    ------------
Less Current Portion                                                                   5,401           5,920
                                                                               --------------    ------------
Total Long-Term Debt                                                                 $    --         $    --
                                                                               ==============    ============

            Between October 30, 2003, and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company's common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. The Company may redeem the bonds at any time after the first year. At November 30, 2004, $744,000 is outstanding.

            Eagle Broadband, Inc. ("Eagle" or "Company") entered into a Securities Purchase Agreement dated June 2, 2004, (the "Agreement") with four accredited investors (collectively, the "Investors"), pursuant to which Eagle agreed to sell, and the Investors agreed to purchase, debentures in the principle amount of $4,888,400 bearing interest at the rate of 8% per annum, maturing in June 2007 ("Debentures"), convertible into an aggregate of 5,360,088 shares of Eagle common stock, par value $.001 per share (the "Common Stock"), together with five-year warrants to purchase an aggregate of 1,340,022 shares of Common Stock at an exercise price of $1.265 per share (the " Warrants") ( the funding of the Debentures and issuance of the Warrants referred to as the "Financing"). At November 30, 2004, $3,704,000 is outstanding.

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

NOTE 6 - Income Taxes:

           As  discussed  in Note 1,  the  Company  adopted  the  provisions  of
           Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

            The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                          November 30, 2004    August 31, 2004
                                                                 (%)                   (%)
                                                         -------------------  ----------------
                     U. S. Federal Statutory Tax Rate          34                    34
                     U.S. Valuation Difference                (34)                  (34)
                     Effective U. S. Tax Rate                   0                     0
                     Foreign Tax Valuation                      0                     0
                     Effective Tax Rate                         0                     0


            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by apply the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):


                                                           November 30, 2004    August 31, 2004
                                                           -----------------    --------------
                     Computed Expected Tax Benefit                $ (1,512)         $ (13,262)
                     Increase in Valuation Allowance                 1,512             13,262
                                                            ---------------     --------------
                     Income Tax Expense                           $      -          $       -
                                                            ===============     ==============


            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2004 and August 31, 2004, are presented below (in thousands) and include the balances of the merged company ClearWorks.net.

                                                                   November 30, 2004     August 31, 2004
                                                                   -----------------     ---------------
                     Deferred Tax Assets:
                     Net Operating Loss Carry Forwards                    $ 65,118             $ 63,606
                     Less Valuation Allowance                              (65,118)             (63,606)
                                                                   ----------------      ---------------
                     Net Deferred Tax Assets                              $     --             $     --
                                                                   ================      ===============

            The valuation allowance for deferred tax assets of November 30, 2004, and August 31, 2004, was $65,118,000 and $63,606,000,
            respectively. At November 30, 2003, the Company has a net operating loss carry-forward of $112,079,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 7 - Uncompleted Contracts:

            Costs, estimated earnings and billings on uncompleted contracts for the three months ended November 30, 2004 and 2003, are summarized as follows (in thousands):


                                                                       November 30, 2004     November 30, 2003
                                                                       -----------------    -----------------
                     Costs Incurred on Uncompleted Contracts                     $ 175                  $ -
                     Estimated Revenue                                               9                    -
                                                                        ---------------       --------------
                     Gross Revenue                                                 184                    -
                                                                        ---------------       --------------
                     Less:  Billings to Date                                       184                    -
                     Costs and Estimated Revenue in Excess of
                                                                        ---------------       --------------
                     Billings on Uncompleted Contracts                             $ -                  $ -
                                                                        ===============       ==============

NOTE 8 - Preferred Stock, Stock Options and Warrants:

           The  options  and  warrants   outstanding  are  segregated  into  two
categories (issued and outstanding, and exercisable):

                                        Options/Warrants
                                      Issued & Outstanding            Options/Warrants Exercisable
                                  -----------------------------     ------------------------------
  Class of        Expiration        November 30,      August 31,      November 30,       August 31,
  Warrants           Date             2004              2004             2004              2004
----------------------------------------------------------------------------------------------------
0.41                Sep-08            3,875,000        3,800,000         3,875,000        1,550,000
0.48                Oct-06               25,000           25,000            25,000           25,000
0.60                Sep-06              400,000          400,000                 -                -
0.61                Jan-05               25,000           25,000            25,000           25,000
0.73                Oct-07               25,000                -                 -                -
0.75                Sep-08              500,000          500,000                 -                -
0.78                Sep-09               33,332                -            33,332                -
0.97                Jul-07               25,000           25,000                 -                -
1.00                May-09              312,500                -           312,500                -
1.04                Apr-05               50,000           50,000            50,000           50,000
1.23                Apr-07               25,000           25,000            25,000                -
1.31                Jan-07               25,000           25,000            25,000           25,000
7.50                Apr-08              800,000          800,000           800,000          800,000
ESOP                Various             516,120  *       346,002  *        346,002          346,002
                                  -------------     -------------    --------------     ------------
                                      6,636,952  **    6,021,002  **     5,516,834        2,821,002
                                  ==============    =============    ==============     ============

                *Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the three months ended November 30, 2004, and fiscal year ended August 31, 2004.
                **Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2004, none of these warrants have been exercised.

NOTE 9 - Risk Factors:

           For the three months ended November 30, 2004, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately, 71% of the Company's revenues and receivables have been created solely in the state of Texas, 0% in the international market, and the approximate 29% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2004; whereas approximately, 94% of the Company's revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 6% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2003. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 10 - Foreign Operations:

           Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 0% and 0% at November 30, 2004 and 2003, respectively.

NOTE 11 - Commitments and Contingent Liabilities:

           Leases

           For the three months ended November 30, 2004 and 2003, rental expenses of approximately $94,000 and $137,000, respectively, were incurred.

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


                                      Period Ending
                                       August 31           Amount
                                   -----------------   -------------
                                         2005          $    224,851
                                         2006               299,801
                                         2007               306,180
                                         2008               325,316
                                         2009               243,987
                                                       -------------
                                        Total          $  1,400,135
                                                       =============
           Legal Proceedings

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

NOTE 12 - Earnings Per Share:

            The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amount):


                                                            For the three months ended November 30, 2004
                                                  --------------------------------------------------------------
                                                     Income                 Shares                   Per-Share
                                                  (Numerator)            (Denominator)                Amount
                                                  -------------          --------------             ------------
Net Loss                                            $   (4,448)             $        -              $          -
Basic EPS:
  Income Available to Common Stockholders               (4,448)                209,418                     (0.02)
  Effect of Dilutive Securities Warrants                     -                       -                         -
Diluted EPS:
                                                  -------------          --------------             -----------
Income Available to Common Stockholders
  and Assumed Conversions                               (4,448)                209,418                     (0.02)
                                                  =============          ==============             ===========



                                                            For the three months ended November 30, 2003
                                                  --------------------------------------------------------------
                                                     Income                 Shares                    Per-Share
                                                  (Numerator)            (Denominator)                 Amount
                                                  -------------          --------------             ------------
Net Loss                                              $ (8,461)              $       -                  $      -
Basic EPS:
  Income Available to Common Stockholders               (8,461)                159,696                     (0.05)
  Effect of Dilutive Securities Warrants                     -                       -                        -
Diluted EPS:
                                                  -------------          --------------             ------------
Income Available to Common Stockholders
  and Assumed Conversions                             $ (8,461)              $ 159,696                  $ (0.05)
                                                  =============          ==============             ============


            For  the  three  months  ended  November  30,  2004,   anti-dilutive
            securities existed. (See Note 8.)

NOTE 13 - Employee Stock Option Plan:

           In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of November 30, 2004, a total of 516,120 options have been issued to various employees.

            The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the three months ended November 30, 2004, is estimated as $1.08 on the date of grant. Management estimates the average fair value for options granted during 2004, to be comparable to those granted in 2003. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                                   November 30,
                                                          ------------------------------
                                                             2004              2003
                                                          ------------      ------------
                     U. S. Federal Statutory Tax Rate        0.00%             0.00%
                     U.S. Valuation Difference               0.91%             0.91%
                     Effective U. S. Tax Rate                4.00%             4.00%
                     Foreign Tax Valuation                   4.00%             7.00%
                     Effective Tax Rate                     5 years           5 years

            The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three months ended November 30, 2004 and 2003:


               (in thousands, except share amounts)                   2,004                     2,003
                                                                   ------------             ------------

             Net loss, as reported                                    $ (4,448)                $ (8,461)
               Add: Stock-Based Employee
               Compensation Included in Reported
               Net Earnings (Loss, Net of Related
               Tax Effects                                                   -                        -

               Less: Stock-Based Employee
               Compensation Expenses Determined
               under Fair-Value Based Methods for All
               Awards, Net of Related Tax Effects                         (61)                        -
                                                                   ------------             ------------
             Pro Forma Net Earnings (Loss)                            $ (4,509)                $ (8,461)
                                                                   ============             ============

             Net loss per share:
               As reported                                            $  (0.02)                $  (0.05)
               Pro forna                                              $  (0.02)                $  (0.05)

             Diluted net loss per share:
               As reported                                            $  (0.02)                $  (0.05)
               Pro forna                                              $  (0.02)                $  (0.05)


Option activity was as follows for the three months ended November 30, 2004:


           Information about options outstanding was as follows at November 30, 2004:
                                                                     2005
                                                              Weighted-Average
                                           Shares              Exercise Price
                                          -------              --------------
Outstanding at Beginning of Year          346,002                $   1.27
Granted                                   170,118                $   0.50
Assumed Through Acquisitions
Exercised                                       0                       -
                                          -------                --------
Forfeited/Cancelled
Outstanding Throughout the Period         516,120                $   1.08
                                          =======                ========
Exercisable at Year-End                   516,120                $   1.08
                                          =======                ========


   Information about options outstanding was as follows at November 30, 2004:




                                       Remaining        Average                        Average
     Range of            Number       Contractual      Exercise        Number          Exercise
 Exercise Prices       Outstanding    Life in Years      Price       Exercisable        Price
-------------------    ------------   -------------   ------------   ------------    -------------
$0    - $1.00              379,278        4.50           0.53            379,278         0.53
$1.01 - $2.00              111,342        4.00           1.73            111,342         1.73
$2.01 - $7.50               25,500        4.50           6.55             25,500         6.55
                       ------------                                  ------------
                           516,120                       1.08            516,120         1.08
                       ============                                  ============


NOTE 14 - Retirement Plans:

            During October 1997, the Company initiated a 401(k) plan for its employees which is funded through the contributions of its participants. Prior to March 2003, the Company matched the participant's contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the three months ended November 30, 2004 and 2003, employee contributions were approximately $27,989 and $27,298, respectively. The Company matched $0 and $0, respectively, for those same periods.

NOTE 15 - Major Customer:

            The Company had gross revenues of $1,528,000 and $2,397,000 for the three months ended November 30, 2004 and 2003, respectively.

            The three-month period ended November 30, 2004, included $753,000 or 49% of the quarter's total sales from Sweetwater Security Capital, LLC, that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. There were no other customers individually that represented greater than 10% of the revenues in the three months ended November 30, 2004.

NOTE 16 - Industry Segments:

            The Company has four operating segments as described in the tables below:

            Eagle Broadband, Inc., (Eagle) is a supplier of broadband and telecommunications equipment with related software and broadband products (including Eagle Wireless International, Inc.; BroadbandMagic; and Etoolz, Inc., for this summary).

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

            Contact Wireless, Inc., is a paging, cellular, and mobile services provider and reseller. Contact Wireless, Inc., assets were sold October 10, 2003. (See Note 2 - Related Party Transactions.)



For the three months ended November 30, 2004

   (in thousands)       APC/HSI      EBS/DSS       UCG        Eagle        Other       Elim.      Consol.
                      ---------------------------------------------------------------------------------------
Revenue                       $ 21     $ 1,216         $ -        $ 291         $ -                  $ 1,528
Segment Loss                   (35)       (839)          -       (3,604)        (21)                  (4,499)
Total Assets                    30      28,579          32      125,551      56,935    (142,367)      68,760
Capital Expenditures             -          70           -           74           -                      144
Depreciation                    10         397           1          702          21                    1,131

For the three months ended November 30, 2003

   (in thousands)       APC/HSI      EBS/DSS       UCG        Eagle        Other       Elim.      Consol.
                      ---------------------------------------------------------------------------------------
Revenue                      $ 392     $ 1,564       $ 274         $ 87        $ 81         $ -      $ 2,397
Segment Loss                  (220)        331         (68)      (1,758)        (23)          -       (1,737)
Total Assets                 1,126      30,156         123      175,253      57,704    (137,455)     126,907
Capital Expenditures             -         128           -           25           -           -          153
Depreciation                    39         383          15          126          51           -          614


Reconciliation of Segment Loss                   Novmember 30,              November 30,
from Operations to Net Loss                          2004                      2003
----------------------------------              --------------             --------------
Total segment loss from operations                    $ (4,499)                 $ (1,737)
Total Other Income (Expense)                                51                    (6,724)
                                                ---------------            --------------
Net Loss                                              $ (4,448)                 $ (8,461)
                                                ===============            ==============

           The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 17 - Quarterly Financial Data:


                                       Nov. 30           Feb. 28            May 31          Aug. 31
                                       -------           -------           -------          -------
Year Ended August 31,
2005
Revenues                               $ 1,528
 Net Earnings (Loss)                     (4,448)
 Basic Loss per Share                     (0.02)
 Diluted Loss per Share                   (0.02)

2004
 Revenues                               $ 2,397           $ 3,744           $ 5,091          $ 1,258
 Net Earnings (Loss)                     (8,461)           (9,398)           (4,373)         (16,773)
 Basic Loss per Share                     (0.05)            (0.05)            (0.02)           (0.08)
 Diluted Loss per Share                   (0.05)            (0.05)            (0.02)           (0.08)

2003
 Revenues                               $ 4,618           $ 3,063           $ 1,947          $ 1,965
 Net Earnings (Loss)                     (1,533)           (2,012)           (3,833)         (29,123)
 Basic Loss per Share                     (0.02)            (0.03)            (0.05)           (0.28)
 Diluted Loss per Share                   (0.02)            (0.03)            (0.05)           (0.28)



NOTE 18 - Supplemental Non-Cash Disclosures:

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

            In addition, in February 2004, compensation for certain officers and key employees under incentive clauses of their employment contracts
            (i) includes a non-cash expense of $4,493,000 incurred upon the modification of warrants for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. The amount of the accrual varies each quarter end depending on the stock market value fluctuation or upon exercise of options subject to employment agreement.

NOTE 19 - Exit Activities:

           During the quarter ended November 30, 2004, we implemented cost reductions in various operating segments. In the aggregate, the Company reduced its overall personnel by 114 headcount or a 50% reduction for the fiscal year ended August 31, 2003 as compared to the fiscal year ended August 31, 2002. The predominate reduction in headcount related to the Company's Atlantic Pacific / Homes Systems structured wiring and commercial cabling segment with headcount reductions of nine, six and 57 personnel in the first three quarters of fiscal 2003; aggregating an overall headcount reduction of 72 or 71% of this segments workforce. Additionally, the Company reduced its United Computing Group computer hardware sales segment by 18, nine, and two personnel in the first three quarters of fiscal 2003; aggregating an overall reduction of 29 or 59% of this segments workforce. These two operating segments accounted for 101 of the 114 headcount reductions affected in fiscal 2003. Specifically, certain components of these operating segments, i.e., home systems structured wiring, commercial cabling and computer hardware sales, were not expected to provide significant long-term revenues and profitability, and therefore were reduced. Following the series of cost reduction activities implemented during the first three quarters of fiscal 2003, Eagle's management assessed the viability of continued financial investment in these unprofitable segments in the fourth quarter of fiscal 2003 and into early first quarter of fiscal 2004 and made further reductions. In conjunction with the appointment of , Mr. Weisman as our new Chief Executive Officer, in early October 2003, the Company completed the final consolidation of the United Computing Group segment into other Eagle operations while further reducing the Atlantic Pacific / Home Systems operations to an outsource commercial cabling and structured wiring operation that project manages affiliate contractors.

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

            Accordingly, Eagle incurred certain asset impairments and operating charges in the fourth quarter associated with these decisions. These asset impairment charges, allowances, write-offs and reserves included the following:

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

            Eagle incurred approximately $0 for severance and accrued vacation related to employees terminated in the three months ended November 30, 2004.

            An analysis of accrued costs and amounts charged against the provision are as follows:

                                Beginning Balance        Period Costs                         Ending Balance
                                 August 31, 2004         (Additional)        Payments        November 30, 2004
                              ---------------------     -------------      -----------      ------------------
Accrued Exit Expenses:
Severance                                 $       -              $  -              $ -               $       -
Terminated Lease Costs                      171,000                 -                -                 171,000
                               ---------------------    --------------     ------------     -------------------
                                          $ 171,000               $ -              $ -               $ 171,000
                               =====================    ==============     ============     ===================



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

            These period and accumulated costs are included in the segment reporting as follows:


          Costs                APC/HIS          KBS/DSS            UCG              Eagle            Other            Total
--------------------------   -------------    ------------     -------------     ------------     -------------    ------------
Severance                        $ 37,000        $ 24,000          $ 14,000         $ 21,000               $ -        $ 96,000
Terminated Lease Costs             50,000               -            44,000                -             7,700         101,700
                             -------------    ------------     -------------     ------------     -------------    ------------
Total                            $ 87,000        $ 24,000          $ 58,000         $ 21,000           $ 7,700       $ 197,700
                             =============    ============     =============     ============     =============    ============



NOTE 20  Subsequent Events:

           LLV Broadband, LLC, Agreement

           In November, 2004, Eagle entered into a Limited Liability Company Agreement with Neva Holdings, LLC ("Neva"), whereby both parties are members of LLV Broadband, LLC ("LLV"), a Delaware limited liability company). The purpose of LLV is to construct, develop, and operate a system for the provision of television services, video-on-demand services, audio services, broadband data and Internet services, telephone services, and security monitoring services to the commercial, recreational, and residential buildings located within the Lake Las Vegas Resort in Clark County, Nevada, and the surrounding geographic area.

           LLV  currently  owns  cable  television  assets  including,   without
           limitation, cable real property easements, franchises and governmental and third-party consents necessary for the operation of the system (collectively the "Existing System Assets"). Neva's capital account shall consist of the initial capital contribution of the "Existing System Assets" and existing system documents having an aggregate net fair value of $3,000,000 plus amounts funded by Neva or its affiliates to or for the benefit of LLV between January 1, 2004, and the effective date of this agreement.

           Eagle's capital account shall be an initial cash contribution of $3,000,000 plus amounts funded by Eagle or its affiliates to or for the benefit of LLV between January 1, 2004, and the effective date of this agreement.

           If at any time LLV's Board determines that additional funds are needed as set forth in the approved budget and plan for the development, construction or marketing of the system for any direct out-of-pocket costs and expenses incurred by LLV in connection with the formation, financing and operation of LLV or normal day-to-day business affairs of LLV, then Eagle shall be required to make additional cash contributions in the amount of such deficit not to exceed $2 million.

           Eagle shall act as the initial Manager of LLV. The Manager shall be responsible for the conduct of the business of LLV including without limitation the design, construction and operation of the system. The Manager shall have full power, authority and duty to manage the operations and affairs of LLV and to act for and to bind LLV to the extent provided by the Act, and shall have the duty and authority to do all things appropriate to the accomplishment of the purposes of LLV. The Manager shall be reimbursed for the direct costs and expenses of its employees and agents who provide services to LLV.

           As of November 30, 2004, Eagle had not funded the $3,000,000 initial capital contribution. Allocations of net income and distributions are generally made to each member in proportion to their respective ownership. Final determination of percentage of ownership has yet to be determined.

Item 2. Management's Discussion and Analysis

Overview

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communication and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's competitive pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing;
governmental regulations, and risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

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

         During the three months ended November 30, 2004, Eagle's business strategy has focused on the bundled digital services and related products business. We expect this trend to continue in fiscal 2005 with our goal of growing sales of the SatMAX satellite voice and data communications products for military, government and commercial customers. Set forth below is a table presenting the revenue derived from our business segments in the three months ended November 30, 2004 and 2003:


        ($ in thousands)            2004         % of Total         2003         % of Total      $ Change        % Change
                                 ------------   -------------   -------------   -------------   ------------    ------------
Structured Wiring                      $ 262             17%           $ 392             16%         $ (130)             1%
Broadband Services                     1,216             80%           1,564             65%           (348)            14%
Products                                  26              2%             361             15%           (335)           -13%
Other                                     24              2%              80              3%            (56)            -2%
                                 ------------   -------------   -------------   -------------   ------------    ------------
Total                                $ 1,528            100%         $ 2,397            100%         $ (869)           -36%
                                 ============   =============   =============   =============   ============    ============


     During the three months ended November 30, 2004, Eagle recognized 30% of its revenues from sales of bundle digital services and 2% product sale as compared to 2003 sales of bundled digital services and product sales representing 65% and 2% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2004, COMPARED TO THREE MONTHS
ENDED NOVEMBER 30, 2003

         The following table sets forth summarized consolidated financial information for the three months ended November 30, 2004 and 2003:

         CONDENSED FINANCIAL INFORMATION


                             Three Months Ended November 30,
                             --------------------------------
    ($ in thousands)             2004              2003                  $ Change       % Change
                             --------------    --------------          ------------    ------------
Total Sales                        $ 1,528           $ 2,397                $ (869)           -36%
Cost of Goods Sold                   1,685             1,295                   390             30%
                             --------------    --------------          ------------    ------------
Gross Profit                          (157)            1,102                (1,259)          -114%
                             --------------    --------------          ------------    ------------
Percent of Total Sales                -10%               46%                  -56%           -122%
Operating Expenses                   4,342             2,839                 1,503             53%
                             --------------    --------------          ------------    ------------
Loss from Operations                (4,499)           (1,737)               (2,762)           159%
                             --------------    --------------          ------------    ------------
Other Income (Expense)                  51            (6,724)                6,775           -101%
                             --------------    --------------          ------------    ------------
Net Loss                            (4,448)           (8,461)                4,013            -47%
Unrealized Holding Loss              1,048               309                   739            239%
                             --------------    --------------          ------------    ------------
Comprehensive Loss                 $(3,400)          $(8,152)               $4,752            -58%
                             ==============    ==============          ============    ============

         For the three months ended November 30, 2004, Eagle's business operations reflected emphasis and further expansion of its products
BDS business segments including Eagle's broadband bundled digital services (Internet, video, voice and security) for residential and business customers. The Company's consolidated operations generated revenues of $1,528,000 with a corresponding negative gross margin of $157,000 for the three months ended November 30, 2004. The overall decrease of 36% in revenues for the three months ended November 30, 2004, as compared to the three months ended November 30, 2003, was primarily attributable to a $869,000 decrease in the Company's sales of bundled digital services, products, ancillary equipment, and structured wiring.

         The Company incurred a net loss of $4,448,000 for the three months ended November 30, 2004. The loss was attributable primarily to $2,669,000 of non-cash charges and increased operating expenses.

The Company's net loss for the three months ended November 30, 2004, included approximately $841,000 in depreciation and amortization expenses and $2,290,000 in expenses associated with a net increase in professional services fees.

         The Company is continuing the development and expansion of the Company's bundled digital services model for distribution on a nationwide basis of voice, video and data content; increased sales efforts in the telephone, cable, Internet, and security services; securing of long-term relationships for content for the bundled digital services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with financial and technology companies to provide bundled digital services
(digital   content)   to  real   estate   developments,   cities  and
municipalities that currently have or are in the process of completing construction of their own fiber infrastructure to the home.

         The following table sets forth summarized sales information for the three months ended November 30, 2004 and 2003:


                                                  Three Months Ended November 30,
                               -----------------------------------------------------------
    ($ in thousands)              2004         % of Total         2003       % of Total           $ Change        % Change
                               ------------    ------------    ------------  -------------       ------------    ------------
Structured Wiring                  $   262             17%         $   392            16%             $ (130)         -33.2%
Broadband Services                   1,216             80%           1,564            65%               (348)         -22.3%
Products                                26              2%             361            15%               (335)         -92.8%
Other                                   24              2%              80             3%                (56)         -70.0%
                               ------------    ------------    ------------  -------------       ------------    ------------
Total Sales                        $ 1,528            100%         $ 2,397           100%             $ (869)         -36.3%
                               ============    ============    ============  =============       ============    ============

         SALES INFORMATION

         Net Sales. For the three months ended November 30, 2004, net sales decreased to $1,528,000 from $2,397,000, compared to the three-month period ended November 30, 2003. The overall decrease of 36% was attributable to a $335,000 decrease in the Company's product sales, a decrease of $348,000 in the Company's BDS sales; decreases of $130,000 in structured wiring operations and a $56,000 decrease in other sales. The $348,000 decrease in sales of the Company's broadband services during the three month ended November 30, 2004, was primarily attributable to a prior year sale of security contracts of $866,000 by the Company's security-monitoring subsidiary, DSS Security, Inc., and is offset by sales to Sweetwater Capital, LLC, of $753,000 for installing surveillance systems. Also, the Company's base broadband services sales decreased by approximately $145,000 in the three months ended November 30, 2004. This decrease was primarily attributable to the decline in recurring security monitoring sales resulting from the sale of certain security monitoring in the Company's portfolio to Sweetwater Capital, LLC.

         The $130,000 decrease in structured wiring sales corresponded to the Company's previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $56,000 decrease in other sales was primarily attributable to the other sales components from various operating segments that were divested or phased out during fiscal 2004 including Contact Wireless, UCG, and Eagle Wireless.

         The  following   table  sets  forth   summarized  cost  of  goods  sold
information for the three months ended November 30, 2004 and 2003:

         COST OF GOODS SOLD

                                                    Three Months Ended November 30,
                                                  ------------------------------------
               ($ in thousands)                       2004                    2003          $ Change               % Change
                                                  -------------            ------------    ------------           ------------
Direct Labor and Related Costs                          $  262                 $   462          $ (200)                -43.3%
Products and Integration Service                            38                     137             (99)                -72.3%
Impairment Slow Moving & Obsolete Inventory                  -                       -               -
Structured Wiring Labor and Material                       175                     205             (30)                -14.6%
Broadband Services Costs                                   920                     190             730                 384.2%
Depreciation and Amortization                              290                     285               5                   1.8%
Other Manufacturing Costs                                    -                      16             (16)               -100.0%
                                                  -------------            ------------    ------------           ------------
Total Operating Expenses                                $1,685                 $ 1,295          $  390                  30.1%
                                                  =============            ============    ============           ============

         Cost of Goods Sold. For the three months ended November 30, 2004, cost of goods sold increased by 30% to $1,685,000 from $1,295,000 as compared to the three months ended November 30, 2003. The overall increase of $390,000 was primarily attributable to the Company's cost associated with the sale to Sweetwater Capital LLC on the installation of surveillance systems. The Company's overall negative gross profit percentage was 10% for the three months ended November 30, 2004, compared to an overall gross profit percentage of 46% for the three months ended November 30, 2003. This substantial decrease in gross profit percentage is primarily attributable to (i) liquidating inventory at a cost less than book value; (ii) an increase in depreciation expense in our BDS model associated with the buildout of the Company's BDS infrastructure, which is being aggressively addressed with an increased sales force that has expanded the Company's customer base in recent months; and (iii) the dilutive effect of the security monitoring transactions recorded in the three months ended November 30, 2004 (sales recorded of $753,000 with corresponding cost of sales of $716,000).

         The following table sets forth summarized operating expense information for the three months ended November 30, 2004 and 2003:

         OPERATING EXPENSES

                                                        Three Months Ended November 30,
                                                    -------------------------------------
                ($ in thousands)                        2004                    2003              $ Change         % Change
                                                    -------------            ------------       -------------     ------------
Salaries and Related Costs                              $    399                 $   959             $  (560)            -58%
Advertising and Promotion                                     10                      18                  (8)            -44%
Depreciation and Amortization                                841                     319                 522             164%
Research and Development                                     143                     119                  24              20%
Other Support Costs                                        2,949                   1,424               1,525             107%
Impairment, Write-Downs & Restructuring Costs                  -                       -                   -                -
                                                    -------------            ------------       -------------     ------------
Total Operating Expenses                                 $ 4,342                 $ 2,839             $ 1,503              53%
                                                    =============            ============       =============     ============

         The following table breaks out other support costs information for the three months ended November 30, 2004 and 2003:

         Other Support Costs

                                       Three Months Ended Novembeer 30,
                                    ------------------------------------
         ($ in thousands)              2004                     2003                  $ Change                 % Change
                                    -----------            -------------            ------------             ------------
Auto Related                                $ 3                      $ 5                    $ (2)                    -40%
Bad Debt                                     19                      103                     (84)                    -82%
Delivery and Postage                         13                       16                      (3)                    -19%
Fees                                         36                       62                     (26)                    -42%
Insurance and Office                         83                      111                     (28)                    -25%
Professional Fees                         2,290                      733                   1,557                     212%
Rent                                         94                      137                     (43)                    -31%
Repairs and Maintenance                      12                        4                       8                     200%
Travel                                       88                       56                      32                      57%
Taxes                                       132                        3                     129                    4300%
Telephone and Utilities                     156                      181                     (25)                    -14%
Other                                        23                       13                      10                      77%
                                    ------------            ------------             -----------              -----------
Total Operating Expenses                $ 2,949                  $ 1,424                 $ 1,525                     107%
                                    ============            ============             ============             ===========





         Operating Expenses. For the three months ended November 30, 2004, operating expenses increased by 53% to $4,342,000 as compared to $2,839,000 for the three months ended November 30, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

               o A $560,000 decrease in salaries and related costs. The decrease was attributable to a market-to-market adjustment of $336,000, reducing the original guarantee liability from $4,074,000 at August 31, 2004. The adjustment to compensation is variable until the options are exercised by key employees. This reflects a guaranteed compensation of the modified options equivalent to $1.75 less the warrant strike price.

               o A $522,000 increase in depreciation and amortization, due principally to amortization of intangible assets of $656,000 not reflected in the prior-year quarter ended November 30, 2003.

               o A $525,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was a $129,000 increase in property taxes recorded against the Company's BDS infrastructure; a $1,557,000 increase in professional fees that included costs associated with 404 compliance, year-end audit, consulting and litigation; offset by an $84,000 decrease in bad debt, a $43,000 decrease in rent expense and an $80,000 decrease in telephone, utilities, fees and insurance.

               o A $24,000 increase in research and development expenses, primarily consisting of the Company's continued investment in HDTV-ready IP set-top boxes for hospitality and broadband customers and the SatMAX satellite voice and data communications products for military, government and commercial customers.

         Net Loss For the three months ended November 30, 2004, Eagle's net loss was $4,448,000, compared to a net loss of $8,461,000 during the three months ended November 30, 2003.

         Changes in Cash Flow. Eagle's operating activities used net cash of $870,000 in the three months ended November 30, 2004, compared to use of net cash of $490,000 in the three months ended November 30, 2003. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss, net of non-cash charges, totaling $2,669,000 combined with $909,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. Eagle's investing activities used net cash of $188,000 in the three months ended November 30, 2004, compared to $269,000 in the three months ended November 30, 2003. The decrease was due primarily to a significant decline in investment activities and, purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities used net cash of $519,000 in the three months ended November 30, 2004, compared to $5,608,000 of cash provided in the three months ended November 30, 2003. The decrease resulted from less borrowing activities and the paying off of current debt during the three months ended November 30, 2004.

         Liquidity and Capital Resources: Current assets for the three months ended November 30, 2004, totaled $4,311,000 (includes cash and cash equivalents of $474,000) as compared to $5,093,000 reported for the year ended August 31, 2004. During the three months ended November 30, 2004, Eagle received net proceeds of $700,000 through the sale of marketable securities held as short-term investments and has retired or reduced certain of its notes payable and accrued expenses.

         The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a their own fiber networks. Historically, the Company built out these networks, thereby incurring significant capital expenditures. The Company incurred approximately $144,000 in capital expenditures during the three months ended November 30, 2004. The Company currently intends to continue its nationwide expansion into the delivery of bundled digital services using partnerships and joint marketing agreements funded through cash in amounts equal to or exceeding expenditures in fiscal 2005 as well as through equity securities.

         The Company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The Company has historically used stock for retirement of certain liabilities on a negotiated basis. The Company issued stock for retirement of certain liabilities aggregating $3,586,000, $13,878,000 and $13,341,000 for fiscal years 2002, 2003 and 2004, respectively. During the first three months of fiscal 2005 ended November 30, 2004, the Company retired $3,785,000 in liabilities with stock versus cash. Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis.

         Historically, we have financed operations through the sale of debt and equity securities. In fiscal 2005 we raised $850,000 cash through the issuance of common stock upon the exercise of derivative securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Management believes that it will fund operations for the next twelve months from current cash and cash equivalents and from future financing. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations or sell assets.

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

Impairment of Long-Lived Assets and Goodwill

Background

         Goodwill and other intangibles of $34,585,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

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

Revenue Recognition

         The Company designs, manufactures, markets and services its products and services under the name of Eagle Broadband, Inc. and its subsidaries.

         The Company records revenues from its fixed-price , long-term contracts using the percentage-of-completion method, whereby revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage or estimated total costs at completion, reflects the actual physical completion of the project. This method of revenue recognition is used because management considers total cost to be the best available measure of progress on the contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

         Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of November 30, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

         Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. Eagle had deferred revenues of $71,000 and $96,000 as of November 30, 2004, and August 31, 2004, respectively.

Receivables

         For the fiscal year ended November 30, 2004, Eagle accounts receivable decreased to $1,363,000 from $1,470,000 at August 31, 2004. The majority of this decrease was due to collections of current receivables and lower than expected sales on account in the first quarter.

         The Company's accounts receivable aging as measured by days sales outstanding (DSO) totaled 36 days at November 30, 2004 and 29 days at August 31, 2004, on an adjusted basis after recording the write-off's and reserves. The primary increase in DSO from 29 days at August 31, 2004, to 36 days at November 30, 2004, was attributable to slow paying customers during the first quarter.

         The Company's allowance for doubtful accounts totaled $2,324,000 and $2,396,000 for the three months ended November 30, 2004 and the year ended August 31, 2004, respectively. These allowance for doubtful accounts amounts represented 63% and 62% of the gross accounts receivable balances for the three months ended November 30, 2004 and the year ended August 31, 2004, respectively; while they likewise represented 77% and 7% of the Company's greater than 90-day accounts for these same respective time periods.

         The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer's ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowances for doubtful accounts fairly represent the underlying collectability risks associated with its accounts receivable.

         Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectability of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2004, Eagle's inventory totaled $1,641,000 as compared to $403,000 at August 31, 2004. The majority of this increase was due to an increase in raw materials inventory associated with in-process set-top box manufacturing. Management has incorporated "just in time" inventory practices to avoid future inventory obsolesce. Eagle is outsourcing most, if not all, production based on contract orders from customers.


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

         The Company's cash and cash equivalents are invested in mortgage and asset backed securities, mutual funds, money market accounts and common stock. Accordingly, the Company is subject to both changes in market interest rates and the equity market fluctuations and risk. There is an inherent roll over risk on these funds as they accrue interest at current market rates. The extent of this risk is not quantifiable or predictable due to the variability of future interest rates. The Company does not believe a change in these rates would have a material adverse effect on the Company's operating results, financial condition, and cash flows with respect to invested funds in mortgage and asset backed securities, mutual funds and money market accounts.

Credit Risks

         The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. Only one customer, Sweetwater Capital, LLC, represented greater than 10% of the Company's revenues during the three months ended November 30, 2004. The Company does not believe that the credit risk posed by Sweetwater Capital, LLC, or any other specific customer would have a material adverse affect on its financial condition.

Item 4.  Controls and Procedures

         The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(be) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end our fourth fiscal quarter of 2003. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Our Chief Accounting Officer, instead of our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2004, and certifies to such effect pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Our prior Chief Financial Officer resigned in November 2004 and our current Chief Financial Officer was hired in November 2004. From August 31, 2004 to the date hereof, our Principal Accounting Officer has performed the function of our Chief Financial Officer.

Changes in Internal Controls

         There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation as of the end our first fiscal quarter ended November 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part 2. - Other Information

Item 1 - Legal Proceedings

         For a description of certain legal matters, refer to Part 1, Item 1. - "Consolidated Financial Statements," Note 11 - "Commitments and Contingent Liabilities" under the heading Legal Proceedings.

          The Company is also subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations (see Note
11).

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


Exhibit 31.1            Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 31.2            Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1            Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit32.2             Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         EAGLE BROADBAND, INC.


Date:  January 18, 2005


                                      By:  /s/ David A. Weisman
                                      --------------------------------------
                                               David A Weisman
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



                                           /s/ Eric Blachno
                                      --------------------------------------
                                               Eric Blachno
                                               Chief Financial Officer



                                           /s/ Tom Matura
                                      --------------------------------------
                                               Tom Matura
                                               Corporate Controller
                                              (Principal Financial &
                                               Accounting Officer)