Form 10-Q
period 2005-04-11
EAGLE BROADBAND INC
filed 2005-04-11
CIK 1023139

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

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



As of April 5, 2005, there were 249,022,536 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                     For the Quarter Ended February 28, 2005

                                Table of Contents


Part 1 -- Financial Information                                                                             Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at February 28, 2005, and August 31, 2004                       1

                  Consolidated Statements of Operations for the Three Months and Six Months  Ended
                  February 28, 2005, and February 29, 2004                                                    2

                  Consolidated Statements of Changes in Shareholders' Equity for the Six Months Ended
                  February 28, 2005, and  Twelve Months Ended August 31, 2004                                 3

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  February 38, 2005, and February 29, 2004                                                    4

                  Notes to the Consolidated Financial Statements                                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 22

         Item 4.  Controls and Procedures                                                                    22

Part 2 -- Other Information

         Item 1.  Legal Proceedings                                                                          23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                23

         Item 3.  Defaults upon Senior Securities                                                            23

         Item 4.  Submission of Matters to a Vote of Security Holders                                        23

         Item 5.  Other Information                                                                          23

         Item 6.  Exhibits                                                                                   23

Signatures                                                                                                   24

Part 1 -- Financial Information
Item 1.    Consolidated Financial Statements (Unaudited)

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              February 28,      August 31,
                                                  2005             2004
                                              ------------     ------------

                                     ASSETS

Current Assets
   Cash and cash equivalents                  $     5,441      $     2,051
   Securities available for sale                        -              551
   Accounts receivable, net                         2,236            1,470
   Inventories                                      1,771              403
   Net investment in direct financing leases          446              291
   Prepaid expenses                                   486              327
                                              ------------     ------------
      Total current assets                         10,380            5,093
                                              ------------     ------------

Property and equipment
   Operating equipment                             35,274           36,415
   Less accumulated depreciation                   (8,125)          (7,837)
                                              ------------     ------------
      Total property and equipment                 27,149           28,578
                                              ------------     ------------

Other assets:
   Deferred costs                                       -                -
   Net investment in direct financing leases          844              623
   Goodwill, net                                    4,095            4,095
   Contract rights, net                            20,721           21,678
   Customer relationships, net                      5,192            5,431
   Other intangible assets, net                     3,920            4,034
   Other assets                                       680              679
                                              ------------     ------------
      Total other assets                           35,452           36,540
                                              ------------     ------------

Total assets                                  $    72,981      $    70,211
                                              ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $     5,529      $     4,445
   Accrued expenses                                 6,282            9,647
   Notes payable                                    1,856            5,920
   Deferred revenue                                   248               96
                                              ------------     ------------
      Total current liabilities                    13,915           20,108
                                              ------------     ------------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock  --  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                  -                -
   Common stock  --  $.001 par value
    Authorized 350,000,000 shares Issued and
    outstanding at February 28, 2005, and
    August 31, 2004, 245,953,000 and
    205,509,000, respectively                         246              206
   Additional paid in capital                     230,748          208,051
   Accumulated deficit                           (171,928)        (157,106)
   Accumulated comprehensive income (loss)              -           (1,048)
                                              ------------     ------------
      Total shareholders' equity                   59,066           50,103
                                              ------------     ------------

Total liabilities and shareholders' equity    $    72,981      $    70,211
                                              ============     ============

See accompanying notes to consolidated financial statements.

                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                               For the three months     For the six months
                                ended February 28,      ended February 28,
                                 (or February 29,        (or February 29,
                                  as appropriate)         as appropriate)
                              ----------------------  ----------------------
                                 2005        2004        2005        2004
                              ----------  ----------  ----------  ----------

Net sales:
   Structured wiring          $     369   $     125   $     632   $     517
   Broadband services               524       2,533       1,740       4,096
   Products                       1,754       1,086       1,779       1,447
   Other                             36           -          60          81
                              ----------  ----------  ----------  ----------
Total sales                       2,683       3,744       4,211       6,141
                              ----------  ----------  ----------  ----------

Costs of goods sold:
   Direct labor and related
    costs                           522         391         784         852
   Products and integration
    service                       2,164         301       2,203         438
   Impairment, slow moving
    and obsolete inventory            -           -           -           -
   Structured wiring labor
    and materials                   332          56         506         261
   Broadband services costs         339       2,057       1,258       2,246
   Depreciation and
    amortization                    286         285         576         571
   Other manufacturing costs          -           9           -          26
                              ----------  ----------  ----------  ----------
Total costs of goods sold         3,643       3,099       5,327       4,394
                              ----------  ----------  ----------  ----------
Gross profit                       (960)        645      (1,116)      1,747
                              ----------  ----------  ----------  ----------

Operating expenses:
   Selling, general and
    administrative:
      Salaries and related
       costs                      3,144       5,844       3,544       6,802
      Advertising and
       promotion                     40           2          50          21
      Depreciation and
       amortization                 804         293       1,645         612
      Other support costs         2,658       2,666       5,606       4,091
      Research and
       development                  232         147         375         266
      Impairment,
       write-downs and
       restructuring
       costs                      1,050           -       1,050           -
                              ----------  ----------  ----------  ----------
Total operating expenses          7,928       8,952      12,270      11,792
                              ----------  ----------  ----------  ----------

Loss from operations             (8,888)     (8,307)    (13,386)    (10,045)
                              ----------  ----------  ----------  ----------

Other income/(expenses):
   Interest income                    5           6           9          11
   Interest expense                (443)       (569)       (545)     (7,649)
   Gain (loss) on sale of
    assets                            -        (642)          -        (642)
   Gain (loss) on sale of
    marketable securities                       114        (900)        466
                              ----------  ----------  ----------  ----------
Total other income
 (expense)                         (438)     (1,091)     (1,436)     (7,814)
                              ----------  ----------  ----------  ----------

Net loss                         (9,326)     (9,398)    (14,822)    (17,859)
                              ----------  ----------  ----------  ----------

Other comprehensive loss:
   Unrealized holding gain
    (loss)                            -        (255)                     54
                              ----------  ----------  ----------  ----------
Total other comprehensive
 loss                         $       -   $    (255)  $           $      54
                              ==========  ==========  ==========  ==========
Comprehensive losses          $  (9,326)  $  (9,653)  $ (14,822)  $ (17,805)
                              ==========  ==========  ==========  ==========

Net loss per common
 share:
   Basic                      $   (0.04)  $   (0.05)  $   (0.07)  $   (0.10)
   Diluted                    $   (0.04)  $   (0.05)  $   (0.07)  $   (0.10)
   Comprehensive loss         $   (0.04)  $   (0.05)  $   (0.07)  $   (0.10)

See accompanying notes to consolidated financial statements.

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                                   Common Stock                  Additional               Accumulated       Total
                               ---------------------  Preferred   Paid in     Retained   Comprehensive  Shareholders'
                                 Shares      Value      Stock     Capital     Earnings      Income         Equity
                               ---------- ---------- ---------- ----------- ----------- -------------- --------------

Total shareholders' equity
 as of August 31, 2003           147,447  $     147          -  $  177,017  $ (118,101) $        (727) $      58,336
                               ---------- ---------- ---------- ----------- ----------- -------------- --------------


Net loss                              -          -          -           -     (39,005)             -        (39,005)

New stock issued to
 shareholders:                                                                                                    -
   For services and
    compensation                  11,016         12          -       6,335           -              -          6,347
   For retirement of debt and
    liabilities                   47,046         47          -      13,294           -              -         13,341
   Stock-based compensation            -          -          -       4,493           -              -          4,493
   Beneficial conversion
    features on convertible
    debentures                         -          -          -       6,912           -              -          6,912
Unrealized holding loss                -          -          -                       -           (321)          (321)
                               ---------- ---------- ---------- ----------- ----------- -------------- --------------
Total shareholders' equity
 as of August 31, 2004           205,509  $     206  $       -  $  208,051  $ (157,106) $      (1,048) $      50,103
                               ========== ========== ========== =========== =========== ============== ==============


Net loss for the six months
 ended
February 28, 2005

Net loss                               -          -          -           -     (14,822)             -        (14,822)

New stock issued to
 shareholders:                                                                                                     -
   For services and
    compensation                   6,811          7          -       5,687           -              -          5,694
   For retirement of debt and
    liabilities                   13,633         13          -       9,526           -              -          9,539
   Proceeds from sale of
    common stock, net             20,000         20          -       7,484           -              -          7,504
   Beneficial conversion
    features on convertible
    debentures                         -          -          -           -           -              -              -
Unrealized holding loss                -          -          -           -                      1,048          1,048

                               ---------- ---------- ---------- ----------- ----------- -------------- --------------
Total shareholders' equity
 as of February 28,  2005        245,953 $      246          - $   230,748 $  (171,928)             - $       59,066
                              ========== ========== ========== =========== =========== ============== ==============


See accompanying notes to consolidated financial statements.

                    EAGLE BROADBAND, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                            For the Six Months Ended
                                         -----------------------------
                                         February 28,     February 29,
                                             2005             2004
                                         ------------     ------------

Cash flows from operating activities
Net loss                                 $   (14,822)     $   (17,859)
                                         ------------     ------------

Adjustments to reconcile net loss to net
 cash
Used by operating activities:
   Impairment, write-downs and
    restructuring costs                        1,050                -
   (Gain)/loss on sale of assets               1,048              611
   Interest for beneficial conversion
    value                                          -            6,912
   Depreciation and amortization               2,221            1,183
   Stock issued for interest expense             474              108
   Stock issued for services rendered          5,220            8,423
   Provision for bad debt                         20              196
   (Increase)/decrease in accounts
    receivable                                  (786)          (2,412)
   (Increase)/decrease in inventories         (1,368)            (873)
   (Increase)/decrease in prepaid
    expenses                                    (159)             265
   Increase/(decrease) in accounts
    payable                                    1,084            1,723
   Increase/(decrease) in accrued
    expenses                                   2,671           (1,442)
                                         ------------     ------------
      Total Adjustment                        11,475           14,694
                                         ------------     ------------
Net cash provided/(used) by operating
 activities                                   (3,347)          (3,165)
                                         ------------     ------------

Cash flows from investing activities
   (Purchase)/disposal of property and
    equipment                                   (530)            (214)
   Increase/(decrease) deferred costs              -              334
   Increase/(decrease) in intangible
    costs                                         (2)               -
   Increase/(decrease) in marketable
    securities                                   551              140
   (Increase)/decrease in other assets            (1)             133
   Gross equipment purchase for direct
    financing leases                            (641)               -
   Principal collections on direct
    financing leases                              76                -
                                         ------------     ------------
Net cash provided/(used) by investing
 activities                                     (547)             393
                                         ------------     ------------

Cash flows from financing activities
   Increase/(decrease) in notes payable
    and long-term debt                          (220)           5,563
   Proceeds from sale of common stock,
    net                                        7,504                -
   Treasury stock                                  -                -
                                         ------------     ------------
Net cash provided/(used) by financing
 activities                                    7,284            5,563
                                         ------------     ------------

Net increase/(decrease) in cash                3,390            2,791
Cash at the beginning of the period            2,051              824
                                         ------------     ------------
Cash at the end of the period            $     5,441      $     3,615
                                         ============     ============

Supplemental disclosure of cash flow
 information:
Net cash paid during the year for:
   Interest                              $        43      $       312
   Income taxes                          $         -      $         -

Supplemental non-cash investing activities (See Note 18) and changes in shareholders equity.

See accompanying notes to consolidated financial statements.

NOTE 1 -- Basis of Presentation and Significant Accounting Policies:

           Eagle Broadband, Inc. (the "Company" or "Eagle"), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a leading provider of broadband, Internet Protocol (IP) and communications technology and services that aim to create new revenue opportunities for broadband providers and enhance communications for government, military and enterprise customers. Eagle leverages years of proven experience delivering advanced IP-based broadband bundled services to provide service provider partners with a way to deliver next-generation entertainment, communications and security services to their subscribers. Our product offerings include IPTVComplete(TM), the fastest, lowest cost way for broadband providers to deliver the most competitive IP video services; the Media Pro line of HDTV-ready IP set-top boxes that enable broadband providers and hotel operators to maximize revenues by delivering state-of-the-art, interactive entertainment services; and the SatMAX(TM) satellite communications system that provides government, military, homeland security and enterprise customers with reliable non-line-of-sight voice and data communications from any location on Earth.

           The condensed balance sheet of the Company as of February 28, 2005, the related condensed statements of operations for the three months ended February 28, 2005, and February 29, 2004, and the statements of cash flows for the three months ended February 28, 2005, and February 29, 2004, included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended February 28, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's August 31, 2004, Form 10-K.

NOTE 2 -- Related Party Transactions:

           In February 2004, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4,493,000 incurred upon the modification of outstanding options for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. The amount of the accrual varies at each quarter end depending on the stock market value fluctuation or upon exercise of options subject to employment agreements. At quarter end February 28, 2005, the company accrued net $766,000 in compensation. An additional 400,000 shares were earned under the option agreements for the second quarter that will be guaranteed at $1.75, resulting in an additional accrual of $549,000. The total amount of the guarantee liability at February 28, 2005, is $5,389,000. The monthly principal amount of payments for exercise options is $266,000 to be paid out over the current calendar year.

NOTE 3 -- Accounts Receivable:

           Accounts receivable consist of the following (in thousands):


                                          Februry 28,       August 31,
                                             2005              2004
                                         ------------      ------------
      Accounts receivable                $     3,452       $     3,866
      Completed contracts                        835                 -
      Contract in progress                       273                 -
      Allowance for doubtful accounts         (2,324)           (2,396)
                                         ------------      ------------
      Accounts receivable, net           $     2,236       $     1,470
                                         ============      ============

      Allowance for doubtful accounts
       percentage of accounts receivable          51%               62%

NOTE 4 -- Property, Plant and Equipment and Intangible Assets:

     Components of property, plant and equipment are as follows (in thousands):

                                         February 28,       August 31,
                                             2005              2004
                                         ------------      ------------
Automobile                               $       143       $       143
Headend facility and fiber
 infrastructure                               27,596            27,146
Furniture and fixtures                           520               516
Leasehold improvements                           183               133
Office equipment                               1,027             1,023
Property, manufacturing and equipment          5,805             7,454
                                         ------------      ------------
Total property, plant and equipment      $    35,274       $    36,415
Less accumulated depreciation                 (8,125)           (7,837)
                                         ------------      ------------
Net property, plant and equipment        $    27,149       $    28,578
                                         ============      ============

     Eagle's headend facility and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise Eagle's main headend facility at its headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. Eagle determined that twenty-year straight-line depreciation method is appropriate for its headend facility and fiber infrastructure based on industry standards for these asset types.

     Eagle expensed repairs and maintenance of $12,000 and $11,000 for the three months ended February 28, 2005, and February 29, 2004, respectively; whereas, it did not have any capitalized major improvements for the same time periods. Eagle expensed repairs and maintenance of $24,000 and $20,000 for the six months ended February 28, 2005, and February 29, 2004, respectively; whereas it did not have any capitalized major improvements for the same time periods.

     Components of intangible assets are as follows (in thousands):

                                        February 28,      August 31,
                                            2005             2004
                                        ------------     ------------

        Goodwill                        $     5,596      $     5,596
        Accumulated amortization             (1,501)          (1,501)
                                        ------------     ------------
                                        $     4,095      $     4,095
                                        ============     ============

        Contract rights                 $    28,691      $    28,691
        Accumulated amortization             (7,970)          (7,013)
                                        ------------     ------------
                                        $    20,721      $    21,678
                                        ============     ============

        Customer relationships          $     7,189      $     7,189
        Accumulated amortization             (1,997)          (1,758)
                                        ------------     ------------
                                        $     5,192      $     5,431
                                        ============     ============

        Other intangible assets         $     6,882      $     6,839
        Accumulated amortization             (2,962)          (2,805)
                                        ------------     ------------
                                        $     3,920      $     4,034
                                        ============     ============


        Total intangibles               $    48,358      $    48,315
        Total accumulated amortization  $   (14,430)     $   (13,077)
                                        ------------     ------------
        Net of amortization             $    33,928      $    35,238
                                        ============     ============

NOTE 5 -- Notes Payable:

     The following table lists the Company's note obligations as of February 28, 2005, and August 31, 2004 (in thousands):

                                                            Amount
                               Annual              -------------------------
                              Interest             February 28,  August 31,
                                Rate     Due Date      2005         2004
                             ---------- ---------- ------------ ------------

      Notes payable:
       Investor group           8.0%      Demand   $     1,788  $     4,888
       Q-series bonds          12.0%     Various             -          744
       Other                  Various    Various            68          288
                                                   ------------ ------------
      Total notes payable                          $     1,856  $     5,920
                                                   ------------ ------------
       Less current portion                              1,856        5,920
                                                   ------------ ------------
      Total long-term debt                         $         -  $         -
                                                   ============ ============

     Eagle entered into an agreement in June 2004 with four accredited investors, pursuant to which Eagle issued debentures in the principal amount of $4,888,400, bearing interest at 8% per annum and maturing June 2007, convertible into shares of Eagle common stock together with 5-year warrants to purchase an aggregate of 1,340,022 shares of common stock at an exercise price of $1.265 per share. At February 28, 205, $1,788,000 of convertible debt remains outstanding.

NOTE 6 -- Income Taxes:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

     The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                         February 28,     August 31,
                                             2005            2004
                                             (%)             (%)
                                         ------------    ------------
        U. S. Federal statutory tax rate          34              34
        U.S. valuation difference                (34)            (34)
        Effective U. S. tax rate                   0               0
        Foreign tax valuation                      0               0
        Effective tax rate                         0               0


     Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                         February 28,     August 31,
                                             2005            2004
                                         ------------    ------------
       Computed expected tax benefit     $    (5,039)    $   (13,262)
       Increase in valuation allowance         5,039          13,262
                                         ------------    ------------
       Income tax expense                $         -     $         -
                                         ============    ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2005, and August 31, 2004, are presented below (in thousands) and include the balances of the merged company ClearWorks.net.

                                        Februaray 28,    August 31,
                                             2005            2004
                                        -------------    ------------
    Deferred tax assets:
     Net operating loss carry forwards  $     68,645     $    63,606
     Less valuation allowance                (68,645)        (63,606)
                                        -------------    ------------
    Net deferred tax assets             $          -     $         -
                                        =============    ============

     The valuation allowance for deferred tax assets of February 28, 2005, and August 31, 2004, was $68,645,000 and $63,606,000, respectively. At February 28, 2005, the Company has a net operating loss carry-forward of $120,890,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 7 -- Uncompleted Contracts:

     Costs, estimated earnings and billings on uncompleted contracts for the six months ended February 28, 2005, and February 29, 2004, are summarized as follows (in thousands):


                                        February 28,    February 29,
                                            2005            2004
                                        ------------    ------------
    Costs incurred on uncompleted
     contracts                          $       260     $         -
    Estimated revenue                            14               -
                                        ------------    ------------
    Gross revenue                               274               -
    Less:  Billings to date                    (274)              -
                                        ------------    ------------

    Costs and estimated revenue in
     excess of billings on uncompleted
     contracts                          $         -     $         -
                                        ============    ============


    NOTE 8 - Preferred Stock, Stock Options and Warrants:

    The options and warrants outstanding are segregated into two categories (issued and outstanding, and exercisable):

                                    Options/Warrants                 Options/Warrants
                                  Issued & Outstanding                 Exercisable
                             ------------------------------    ---------------------------
 Class of      Expiration    February 28,      August 31,      February 28,    August 31,
 Warrants         Date           2005              2004            2005           2004
-----------   ------------   ------------    --------------    ------------   ------------
   0.41          Sep-08        4,024,994         3,800,000       4,024,994      1,550,000
   0.48          Oct-06           25,000            25,000          25,000         25,000
   0.60          Sep-06          400,000           400,000               -              -
   0.61          Oct-09          416,660                 -          83,332              -
   0.62          Oct-09          444,448                 -          55,556              -
   0.73          Oct-07           25,000                 -               -              -
   0.75          Sep-08          500,000           500,000               -              -
   0.78          Sep-08          200,000                 -         200,000              -
   0.78          Sep-09           33,332                 -          33,332              -
   0.78          Jun-09          150,000                 -          75,000              -
   0.97          Jul-07           25,000            25,000               -              -
   1.00          May-09          312,500                 -         312,500              -
   1.04          Apr-05           50,000            50,000          50,000         50,000
   1.13          Sep-08           99,999                 -          99,999              -
   1.23          Apr-07           25,000            25,000          25,000              -
   1.31          Jan-07           25,000            25,000          25,000         25,000
   7.50          Apr-08          800,000           800,000         800,000        800,000
   ESOP         Various          516,120  *        346,002  *      346,002        346,002
                             ------------    --------------    ------------   ------------
                               8,073,053  **     5,996,002  **   6,155,715      2,796,002
                             ============    ==============    ============   ============

     *Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the three months ended February 28, 2005, and fiscal year ended August 31, 2004.
     **Denotes 12,700,000 warrants for shares that have been excluded from this table that are subject to issuance to certain employees under incentive clauses of employment contracts expiring 5 years from the date of issuance. The warrants vest based on accumulated revenue targets ranging from $50 million to $500 million and on market performance of Eagle's common stock at market capitalization between $450 million and $1 billion. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $0.001 per share at purchase prices ranging from $0.41 to $1.50 per share. The Company has determined that the probability of the achievement of such targets is remote as of the date of the issuance of the Company's financial statements and thus has not included them in the outstanding warrant table above. The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of August 31, 2004, none of these warrants have been exercised.

NOTE 9 -- Risk Factors:

     For the six months ended February 28, 2005, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately 45% of the Company's revenues and receivables have been created solely in the state of Texas, 1% in the international market, and the approximate 54% remainder relatively evenly over the rest of the nation during the six months ended February 28, 2005; whereas approximately 80% of the Company's revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 20% remainder relatively evenly over the rest of the nation during the six months ended February 29, 2004. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 10 -- Foreign Operations:

     Although the Company is based in the United States, its product is sold on the international market. Presently, international sales total approximately 1% and 0% for the six months ended February 28, 2005, and February 29, 2004, respectively.

NOTE 11 -- Commitments and Contingent Liabilities:

     Leases

     For the six months ended February 28, 2005, and February 29, 2004, rental expenses of approximately $177,000 and $314,000, respectively, were incurred.

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

                   Period Ending
                     August 31,            Amount
                  ---------------     ---------------
                       2005           $      149,901
                       2006                  299,801
                       2007                  306,180
                       2008                  325,316
                       2009                  243,987
                                      ---------------
                       Total          $    1,325,185
                                      ===============

     LLV Broadband, LLC, Agreement

     In November 2004, Eagle entered into a Limited Liability Company Agreement with Neva Holdings, LLC ("Neva"), whereby both parties are members of LLV Broadband, LLC ("LLV"), a Delaware limited liability company. The purpose of LLV is to construct, develop, and operate a system for the provision of television services, video-on-demand services, audio services, broadband data and Internet services, telephone services, and security monitoring services to the commercial, recreational, and residential buildings located within the Lake Las Vegas Resort in Clark County, Nevada, and the surrounding geographic area.

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

     Allocations of net income and distributions are generally made to each member in proportion to their respective ownership and will vary from quarter to quarter depending on capital balance from both parties. Since, as of February 28, 2005, Eagle has yet to fund the $3 million initial capitalization contribution, both parties are discussing responsibilities going forward and are currently operating under an oral agreement.

     Legal Proceedings

     In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860(KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In December 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc., A/K/A Clearwork.net, Inc.; In the Circuit Court of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of$1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

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

     In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Inc., Civil Action 04603626, in New York County, New York Supreme Court. Palisades seeks an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and seeks damages in excess of $3.1 million. The Company intends to vigorously defend this claim. The Company has not accrued any expenses against the lawsuit, as the outcome cannot be predicted at this time.

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

NOTE 12 -- Earnings Per Share:

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amount):

                                                                        For the six months ended February 28, 2005
                                                                  ------------------------------------------------------
                                                                     Income              Shares             Per-Share
                                                                   (Numerator)        (Denominator)           Amount
                                                                  -------------       -------------       -------------
Net loss                                                          $    (14,822)                  -        $          -
Basic EPS:
   Income available to common stockholders                             (14,822)            218,613               (0.07)
   Effect of dilutive securities warrants                                    -                   -                   -
                                                                  -------------       -------------       -------------
Diluted EPS:
   Income available to common stockholders and assumed
    conversions                                                   $    (14,822)            218,613        $      (0.07)
                                                                  =============       =============       =============


                                                                        For the six months ended February 29, 2004
                                                                  ------------------------------------------------------
                                                                     Income              Shares             Per-Share
                                                                   (Numerator)        (Denominator)          Amount
                                                                  -------------       -------------       -------------
Net loss                                                          $    (17,859)       $          -        $          -
Basic EPS:
   Income available to common stockholders                             (17,859)            174,614               (0.10)
   Effect of dilutive securities warrants                                    -                   -                   -
                                                                  -------------       -------------       -------------
Diluted EPS:
   Income available to common stockholders and assumed
    conversions                                                   $    (17,859)       $    174,614        $      (0.10)
                                                                  =============       =============       =============


     For the six months ended February 28, 2005, and February 29, 2004, anti-dilutive securities existed. (See Note 8.)

NOTE 13 -- Employee Stock Option Plan:

     In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of February 28, 2005, a total of 516,120 options have been issued to various employees.

     The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the six months ended February 2005, and 2004, is estimated as $1.08 on the date of grant. Management estimates the average fair value for options granted during fiscal 2005 to be comparable to those granted in fiscal 2004. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                     February 28,      February 29,
                                         2005              2004
                                     ------------      ------------
       Dividend yield                    0.00%             0.00%
       Volatility                        0.91%             0.91%
       Risk-free interest rate           4.00%             4.00%
       Expected life                       5                 5

     The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three months ended February 28, 2005, and February 29, 2004:

                                       February 28,      February 29,
(in thousands, except share amounts)       2005              2004
                                       ------------      ------------

Net loss, as reported                  $   (14,822)      $   (17,859)
   Add: Stock-based employee
    compensation included in
    reported net earnings/(loss),
    net of related tax effects                                     -
   Less: Stock-based employee
    compensation expense determined
    under fair-value based method
    for all awards, net of related
    tax effects                                (61)                -
                                       ------------      ------------
Pro forma net earnings/(loss)          $   (14,883)      $   (17,859)
                                       ============      ============

Net loss per share:
   As reported                         $     (0.07)      $     (0.10)
   Pro forna                           $     (0.07)      $     (0.10)

Diluted net loss per share:
   As reported                         $     (0.07)      $     (0.10)
   Pro forna                           $     (0.07)      $     (0.10)


     Option activity was as follows for the six months ended February 28, 2005:

                                                         2005
                                                   Weighted-Average
                                      Shares        Exercise Price
                                   ------------    ----------------
Outstanding at beginning of year       346,002     $          1.27
Granted                                170,118                0.50
Assumed through acquisitions                 -                   -
Exercised                                    -                   -
Forfeited/cancelled                          -                   -
                                   ------------    ----------------

Outstanding throughout the period      516,120     $          1.08
                                   ============    ================

Exercisable at year end                516,120     $          1.08
                                   ============    ================

     Information about options outstanding was as follows at February 28, 2005:

  Range of                       Remaining      Average                     Average
  Exercise         Number       Contractual     Exercise       Number       Exercise
   Prices        Outstanding   Life in Years     Price      Exercisable      Price
--------------  -------------  -------------  ------------  ------------  ------------

$0 - $1.00           379,278        4.50          0.53          379,278       0.53
$1.01 - $2.00        111,342        4.00          1.73          111,342       1.73
$2.01 - $7.50         25,500        4.50          6.55           25,500       6.55
                -------------                               ------------
                     516,120                      1.08          516,120       1.08
                =============                               ============


NOTE 14 -- Retirement Plans:

     During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant's contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the six months ended February 28, 2005, and February 29, 2004, employee contributions were approximately $63,458 and $30,891, respectively. The Company matched $0 and $0, respectively, for those same periods.

NOTE 15 -- Major Customer:

     The Company had gross revenues of $2,683,000 and $3,744,000 for the three months ended February 29, 2005, and February 29, 2004, respectively. The three-month period ended February 28, 2005, included $1,729,000 or 64% of the quarter's total product sales from General Dynamics. There were no other customers individually that represented greater than 10% of the revenues in the three months ended February 28, 2005.

     The Company had gross sales of $4,211,000 and $6,141,000 for the six months ended February 28, 2005, and February 29, 2004, respectively. The six-month period ended February 28, 2005, included $880,000 or 21% of the period's total sales from Sweetwater Security Capital, LLC, that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. Additionally, the six months ended February 28, 2005, included $1,729,000 or 41% of the six months total product sales from General Dynamics.


NOTE 16 - Industry Segments:

     This summary reflects the Company's current and past operating segments, as described below. All have discontinued operations except Eagle Broadband, Inc., Eagle Broadband Services, Inc., and DSS Security, Inc.:

         Eagle:
         ------

            Eagle Broadband, Inc., (Eagle) is a provider of broadband, Internet Protocol (IP) and communications technology and equipment with related software and broadband products (including Eagle Wireless International, Inc.; BroadbandMagic; and Etoolz, Inc., for this summary).

        EBS/DSS:
        --------

            Eagle Broadband Services, Inc., (EBS) currently provides broadband services to residential and business customers in select communities.

            DSS Security, Inc., (DSS) is a wholesale security monitoring company.

            ClearWorks Communications, Inc., provided solutions to consumers by implementing technology both within the residential community and home, through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. (Has discontinued operations.)

         APC/HSI:
         -------

            Atlantic Pacific Communications, Inc., (APC) specialized in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and re-sellers. (Has discontinued operations.)

            ClearWorks Home Systems, Inc., (HSI) specialized in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single-family and multi-family dwelling units. (Has discontinued operations.)

          UCG:
          ----

             United Computing Group, Inc., (UCG) was an accelerator company and computer hardware and software reseller. UCG/INT maintain a national market presence. (Has discontinued operations.)

          Other:
          ------

             Link Two Communications, Inc., (Link II) was in the development and delivery of one- and two-way messaging systems. (Has discontinued operations.)

             ClearWorks.net, Inc., (.NET) is inactive with exception of debt related expenses. (Has discontinued operations.)

             Contact Wireless, Inc., is a paging, cellular, and mobile services provider and reseller. Contact Wireless, Inc., assets were sold October 10, 2003. (Has discontinued operations.)



For the six months ended February 28, 2005

      (in thousands)   APC/HSI   EBS/DSS     UCG     Eagle     Other    Elim.   Consol.
                     --------------------------------------------------------------------
     Revenue         $       21  $  1,740  $     -  $  2,450  $     - $      -  $  4,211
     Segment Loss           (45)   (2,069)      (1)  (10,200)  (1,071)       -   (13,386)
     Total Assets            18    29,025       31   132,039   55,885 (143,683)   72,981
     Capital
      Expenditures            -       439        -        91        -        -       530
     Depreciation            20       790        1     1,389       21        -     2,221

For the six months ended February 29,2004

      (in thousands)   APC/HSI   EBS/DSS     UCG     Eagle     Other    Elim.   Consol.
                     --------------------------------------------------------------------
     Revenue         $      517  $  4,097  $   428  $  1,019  $    80 $      -  $  6,141
     Segment Loss          (499)     (706)     (21)   (8,785)     (34)       -   (10,045)
     Total Assets           461    23,283      182   174,592   57,026 (176,010)   79,534
     Capital
      Expenditures          228        12       33         -        -        -       273
     Depreciation            88       199       30       811       55        -     1,183

  Reconciliation of Segment Loss from     February 28,   February 29,
        Operations to Net Loss                2005           2004
--------------------------------------    -----------    ------------
Total segment loss from operations        $   (13,386)   $   (10,045)
Total other income (expense)                   (1,436)        (7,814)
                                          ------------   ------------
Net loss                                  $   (14,822)   $   (17,859)
                                          ============   ============

     The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 17 -- Quarterly Financial Data:

                                 Nov. 30      Feb. 28      May 31       Aug. 31
                                ---------    ---------    ---------    ---------
Year Ended August 31,
  2005
    Revenues                    $  1,528     $  2,683
    Net earnings (loss)           (4,448)      (9,326)
    Basic loss per share           (0.02)       (0.04)
    Diluted loss per share         (0.02)       (0.04)
  2004
    Revenues                    $  2,397     $  3,744     $  5,091     $  1,258
    Net earnings (loss)           (8,461)      (9,398)      (4,373)     (16,773)
    Basic loss per share           (0.05)       (0.05)       (0.02)       (0.08)
    Diluted loss per share         (0.05)       (0.05)       (0.02)       (0.08)
  2003
    Revenues                    $  4,618     $  3,063     $  1,947     $  1,965
    Net earnings (loss)           (1,533)      (2,012)      (3,833)     (29,123)
    Basic loss per share           (0.02)       (0.03)       (0.05)       (0.28)
    Diluted loss per share         (0.02)       (0.03)       (0.05)       (0.28)

NOTE 18 -- Supplemental Non-Cash Disclosures:

     See Note 2 "Related Parity Transactions."

NOTE 19 -- Equity Financing

     On February 14, 2005, Eagle completed the sale of 20 million shares of its common stock to certain investors at a price of $0.41 per share. The net proceeds to Eagle from this offering, after placement agent fees and offering expenses, were $7,504,000.

NOTE 20 -- Subsequent Events:

     Eagle entered into a note agreement with H. Dean Cubley in December 2003 in the principal amount of $2,332,000 (the "Note"), of which the Company has paid $407,000 to date. On March 23, 2005, the Company received a notice of default from Dr. Cubley stating that the Company failed to make a payment of $110,713 on March 11, 2005, which payment was subsequently made to Dr. Cubley on March 24, 2005. Pursuant to the terms of the Note, all indebtedness under the Note becomes immediately due and payable, with interest accruing at the highest rate permitted by applicable law from and after an event of default. The Company does not believe that the notice presents a valid claim of default and intends to respond appropriately.

     The Company responded to Dr. Cubley's default notice dated March 23, 2005, and subsequently received a letter from Dr. Cubley which stated his position relative to the matter. The reason the company made the payment on March 24, 2005, is because that is the date the company believed the payment was due. With respect to his notice of default, Dr. Cubley has acknowledged the following:

     1) Eagle paid Dr. Cubley $110,712.72 on March 24, 2005, which constituted payment of the entire principal amount referenced in the notice of default for the payment that was due on March 11, 2005.

     2) There is currently no dispute between Dr. Cubley and the company and he is 100% supportive of the company.

     3) Dr. Cubley sent the initial notice of default on advice of counsel simply to protect his legal rights.

     4) Dr. Cubley has no intention of demanding an acceleration of the note obligation at this time as long as the company makes the monthly note payments in a timely fashion.

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

     The Company is a leading provider of broadband, Internet Protocol (IP) and communications technology and services that aim to create new revenue opportunities for broadband providers and enhance communications for government, military and enterprise customers. Eagle leverages years of proven experience delivering advanced IP-based broadband bundled services to provide service provider partners with a way to deliver next-generation entertainment, communications and security services to their subscribers. Our product offerings include IPTVComplete(TM), the fastest, lowest cost way for broadband providers to deliver the most competitive IP video services; the Media Pro line of HDTV-ready IP set-top boxes that enable broadband providers and hotel operators to maximize revenues by delivering state-of-the-art, interactive entertainment services; and the SatMAX(TM) satellite communications system that provides government, military, homeland security and enterprise customers with reliable non-line-of-sight voice and data communications from any location on Earth.

Results of Operations

Three and Six Months Ended February 28, 2005, Compared to Three and Six Months
 Ended February 29, 2004

     The following table sets forth summarized consolidated financial information for the three months and six months ended February 28, 2005 and February 29, 2004:

     Condensed Financial Information

                                          Three Months Ended February 28,          Six Months Ended February 28,
                                          (or February 29, as appropriate)        (or February 29, as appropriate)
                                      --------------------------------------- ---------------------------------------
            ($ in thousands)             2005      2004    $Change  % Change     2005      2004    $Change  % Change
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Total sales                      $  2,683  $  3,744  $ (1,061)      -28% $  4,211  $  6,141  $ (1,930)      -31%
     Cost of goods sold                  3,643     3,099       544        18%    5,327     4,394       933        21%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Gross profit                         (960)      645    (1,605)     -249%   (1,116)    1,747    (2,863)     -164%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Percent of total sales                -36%       17%      -53%     -308%      -27%       28%      -55%     -193%
     Operating expenses                  7,928     8,952    (1,024)      -11%   12,270    11,792       478         4%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Loss from operations               (8,888)   (8,307)     (581)        7%  (13,386)  (10,045)   (3,341)       33%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Other income/(expense)               (438)   (1,091)      653       -60%   (1,436)   (7,814)    6,378       -82%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Net gain/(loss)                    (9,326)   (9,398)       72        -1%  (14,822)  (17,859)    3,037       -17%
     Unrealized holding gain/(loss)                 (255)      255      -100%                 54       (54)     -100%
                                      --------- --------- --------- --------- --------- --------- --------- ---------
     Comprehensive loss               $ (9,326) $ (9,653) $    327        -3% $(14,822) $(17,805) $  2,983       -17%
                                      ========= ========= ========= ========= ========= ========= ========= =========

Overview

     For the three months ended February 28, 2005, Eagle's business operations reflected emphasis and further expansion of its bundled digital services (Internet, video, voice and security) for residential and business customers. The Company's consolidated operations generated revenues of $2,683,000 with a corresponding negative gross margin of $960,000 for the three months ended February 28, 2005. The overall decrease of 28% in revenues for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004, was primarily attributable to a $2,009,000 decrease in the Company's sales of bundled digital services, offset by an increase in structured wiring of $244,000 and an increase in product sales of $668,000.

     The Company incurred a net loss of $9,326,000 for the three months ended February 28, 2005. The loss was attributable primarily to $10,033 of non-cash charges, increased operating expenses, and negative gross margin.

     The Company's net loss for the three months ended February 28, 2005, included approximately $1,090,000 in depreciation and amortization expenses and $1,664,000 in expenses associated with a net increase in professional services fees, $3,144,000 in salary expense, and a loss on the Impairment of Link-Two Communications' assets of $1,050,000. Management determined that the value of assets were nominal after a diligent review of the assets in the marketplace.

     The Company is continuing the development and expansion of the its bundled digital services model of assisting broadband and service provider partners with the delivery of voice, video and data on a nationwide basis; increased sales efforts for telephone, cable, Internet and security services; securing of long-term relationships for content for the bundled broadband services activities; and marketing/sales agreements with other companies for the sale of broadband products and services. On a nationwide basis, we are entering into business relationships with technology companies and service providers to provide bundled broadband services to real estate developers and/or municipalities that currently have or are in the process of completing construction of their own broadband networks.

Sales Information

     The following table sets forth summarized sales information for the three months ended February 28, 2005, and February 29, 2004:

                             Three Months Ended February 28
                                 (or 29 as appropriate),
                       ------------------------------------------
                                    % of                  % of
  ($ in thousands)       2005       Total      2004       Total     $Change   % Change
                       ---------  ---------  ---------  ---------  ---------  ---------
Structured wiring      $    369      14%     $    125       3%     $    244      195.2%
Broadband services          524      20%        2,533      68%       (2,009)     -79.3%
Products                  1,754      65%        1,086      29%          668       61.5%
Other                        36       1%            -       0%           36     -100.0%
                       ---------  ---------  ---------  ---------  ---------  ---------
Total sales            $  2,683     100%     $  3,744     100%     $ (1,061)     -28.3%
                       =========  =========  =========  =========  =========  =========

                             Six Months Ended February 28
                                 (or 29 as approriate),
                       ------------------------------------------
                                    % of                  % of
  ($ in thousands)       2005       Total      2004       Total     $Change   % Change
                       ---------  ---------  ---------  ---------  ---------  ---------
Structured wiring      $    632      15%     $    517       8%     $    115       22.2%
Broadband services        1,740      41%        4,096      67%       (2,356)     -57.5%
Products                  1,779      42%        1,447      24%          332       22.9%
Other                        60       1%           81       1%          (21)     -25.9%
                       ---------  ---------  ---------  ---------  ---------  ---------
Total sales            $  4,211     100%     $  6,141     100%     $ (1,930)     -31.4%
                       =========  =========  =========  =========  =========  =========

     Net Sales. For the three months ended February 28, 2005, net sales decreased to $2,683,000 from $3,744,000, compared to the three-months ended February 29, 2004. The overall decrease of 28% was attributable to a $2,009,000 decrease in bundled digital services, offset with an increase of $668,000 primarily attributable to $1,729,000 in the Company's product sales and an increase of $244,000 in structured wiring services. The $2,009,000 decrease in sales of the Company's broadband services during the three months ended February 28, 2005, was primarily attributable to a prior year sale of security contracts of $2,007,000 by the Company's security-monitoring subsidiary, DSS Security, Inc. The $244,000 increase in structured wiring sales is attributable to the Company's decision to pursue commercial structured wiring and cabling opportunities on a direct basis outside of the BDS model.

     For the six months ended February 29, 2005, net sales decreased to $4,211,000 from $6,141,000 during the six months ended February 29, 2004. The overall decrease of 31% was attributable to a decrease of $2,356,000 in the Company's BDS services, offset with an increase of $332,000 in the Company's product sales and an increase of $115,000 in structured wiring. The $2,356,000 decrease in sales of the Company's broadband services during the six months ended February 28, 2004, was primarily attributable to a prior year sale of security contracts of $2,844,000 by the Company's security-monitoring subsidiary, DSS Security, Inc., and is offset by security systems sales to Sweetwater Capital LLC of $880,000. Also, the Company's broadband services sales decreased by approximately $447,000 in the six months ended February 28, 2005. The decrease was primarily attributable to the decline in recurring security monitoring sales resulting from the sale of certain security monitoring in the Company's portfolio to Sweetwater Capital, LLC.

     The increase of $115,000 in structured wiring sales is attributable to the Company's decision to pursue commercial structured wiring and cabling opportunities on a direct basis outside of the its BDS model.

Cost of Goods Sold

     The following table sets forth summarized cost of goods sold information for the three and six months ended February 28, 2005, and February 29, 2004:

                                  Three Months Ended February 28,              Six Months Ended February 28,
                                 (or February 29, as appropriate)            (or February 29, as appropriate)
                            ------------------------------------------  ------------------------------------------
     ($ in thousands)          2005       2004     $Change   % Change      2005       2004     $Change   % Change
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Direct labor and related
 costs                      $    522   $    391   $    131       33.5%  $    784   $    852   $    (68)      -8.0%
Products and integration
 service                       2,164        301     $1,863      618.9%     2,203        438     $1,765      403.0%
Impairment slow moving and
 obsolete inventory                -          -         $-        0.0%         -          -         $-        0.0%
Structured wiring labor and
 material                        332         56       $276       13.4%       506        261       $245       10.9%
Broadband services costs         339      2,057    $(1,718)    -602.8%     1,258      2,246      $(988)    -173.0%
Depreciation and
 amortization                    286        285         $1       11.1%       576        571         $5       19.2%
Other manufacturing costs          -          9        $(9)      -0.3%         -         26       $(26)      -0.6%
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operating expenses    $  3,643   $  3,099   $    544       17.6%  $  5,327   $  4,394   $    933       21.2%
                            =========  =========  =========  =========  =========  =========  =========  =========

     For the three months ended February 28, 2005, cost of goods sold increased by 18% to $3,643,000 from $3,099,000 as compared to the three months ended February 29, 2004. The overall increase of $544,000 was primarily attributable to the Company's cost associated with product sales to General Dynamics. The Company's overall negative gross profit percentage was 36% for the three months ended February 28, 2005, compared to an overall gross profit percentage of 17% for the three months ended February 29, 2004. This significant decrease in gross profit percentage is primarily attributable to (i) additional costs of $759,000 for design changes and expedite charges incurred due to a change in product requirements from a key customer and (ii) depreciation expenses in our BDS model associated with the buildout of the Company's BDS infrastructure.

     For the six months ended February 28, 2005, cost of goods sold increased by 21% to $5,327,000 from $4,394,000 as compared to the six months ended February 29, 2004. The overall increase of $933,000 was primarily attributable to the Company's costs associated with the product sales to Sweetwater Capital LLC and General Dynamics. The Company's overall negative gross profit percentage of 27% for the six months ended February 28, 2005, compared to an overall gross profit percentage of 28% for the six months ended February 29, 2004. This significant decrease in gross profit percentage is primarily attributable to (i) additional costs of $759,000 for design changes and expedite charges incurred due to a change in product requirements from a key customer and (ii) depreciation expenses in our BDS model associated with the buildout of the Company's BDS infrastructure.

Operating Expenses

     The following table sets forth summarized operating expense information for the three months and six months ended February 28, 2005, and February 29, 2004:

                                  Three Months Ended February 28,             Six Months Ended February 28,
                                 (or February 29, as appropriate)           (or February 29, as appropriate)
                            ------------------------------------------  ------------------------------------------
    ($ in thousands)           2005       2004     $Change   % Change      2005       2004     $Change   % Change
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Salaries and related costs  $  3,144   $  5,844   $ (2,700)       -46%  $  3,544   $  6,802   $ (3,258)       -48%
Advertising and promotion         40          2         38       1900%        50         21         29        138%
Depreciation and
 amortization                    804        293        511        174%     1,645        612      1,033        169%
Research and development         232        147         85         58%       375        266        109         41%
Other support costs            2,658      2,666         (8)         0%     5,606      4,091      1,515         37%
Impairment, write-downs and
 restructuring costs           1,050          -      1,050          -      1,050          -      1,050          -
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total operating expenses    $  7,928   $  8,952   $ (1,024)       -11%  $ 12,270   $ 11,792   $    478          4%
                            =========  =========  =========  =========  =========  =========  =========  =========

     The following table breaks out "Other Support Costs" information for the three and six months ended February 28, 2005, and February 29, 2004:

                                  Three Months Ended February 28,              Six Months Ended February 28,
                                  (or February 29, as appropriate)           (or February 29, as appropriate)
                            ------------------------------------------  ------------------------------------------
     ($ in thousands)          2005       2004    $Change    % Change      2005       2004     $Change   % Change
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Auto related                $     10   $      2   $      8        400%  $     14   $     12   $      2         17%
Bad debt                           1         92     (91.00)       -99%        20        196    (176.00)       -90%
Contract labor *                   -        266    (266.00)      -100%         -        592    (592.00)      -100%
Delivery/postage                  15          9       6.00         67%        28         25       3.00         12%
Fees                              64        284    (220.00)       -77%       101        346    (245.00)       -71%
Insurance and office             263        246      17.00          7%       415        436     (21.00)        -5%
Professional fees              1,664        874     790.00         90%     3,954      1,281   2,673.00        209%
Rent                             136        177     (41.00)       -23%       229        314     (85.00)       -27%
Repairs and maintenance           12         11       1.00          9%        24         20       4.00         20%
Travel                           112         46      66.00        143%       200        102      98.00         96%
Taxes                            193        555    (362.00)       -65%       324        558    (234.00)       -42%
Telephone and utilities          130         89      41.00         46%       216        191      25.00         13%
Other                             58         15      43.00        287%        81         18      63.00        350%
                            ---------  ---------  ---------             ---------  ---------  ---------
Total operating expenses    $  2,658   $  2,666   $     (8)         0%  $  5,606   $  4,091   $  1,515         37%
                            =========  =========  =========             =========  =========  =========



*Current fiscal year contract labor expense is $18,000 and is reported under salary and expense

     Operating Expenses. For the three months ended February 28, 2005, operating expenses decreased by 11% to $7,928,000 as compared to $8,952,000 for the three months ended February 29, 2004. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

     o A $2,700,000 decrease in salaries and related costs. The decrease was primarily attributable to a prior year non-cash expense of $4,493,000 incurred upon the modification of certain outstanding options to purchase 4,200,000 common shares, offset with a net market-to-market adjustment of $766,000. An additional 400,000 shares were earned under outstanding option agreements during the second quarter to be guaranteed at $1.75, resulting in an additional accrual of $549,000 and increasing the original guarantee liability to $5,389,000 at February 28, 2005, from $4,074,000 at August 31, 2004. The adjustment to compensation is variable until the options are exercised by key employees. This reflects a guaranteed compensation of the modified options equivalent to $1.75 less the warrant strike price.

     o A $511,000 increase in depreciation and amortization, due principally to amortization of intangible assets of $656,000 not reflected in the prior-year quarter ended February 29, 2004.

     o An $8,000 decrease in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was a $790,000 increase in professional fees that included costs associated with corporate compliance, consulting and litigation; offset by a $91,000 decrease in bad debt, a $41,000 decrease in rent expense, a $266,000 decrease in contract labor (incorporated in salary expenses in current year), and $362,000 one-time adjustment to capture the appropriate property tax accrued in prior years.

     o An $85,000 increase in research and development expenses, primarily consisting of the Company's continued investment in IP set-top boxes for hospitality and broadband customers and the SatMAX satellite voice and data communications products for military, government and commercial customers.

     o A $1,050,000 increase in impairment primarily consists of Link 2 Communications assets. Management determined that the value of the assets was nominal after a review of the marketplace.

     For the six months ended February 28, 2005, operating expenses increased by 4% to $12,270,000 as compared to $11,792,000 for the six months ended February 29, 2004. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

     o A $3,258,000 decrease in salaries and related costs. The decrease was primarily attributable to a prior year non-cash expense of $4,493,000 incurred upon the modification of certain outstanding options to purchase 4,200,000 common shares, offset with a net market-to-market adjustment of $766,000. An additional 400,000 shares were earned under the option agreements for second quarter to be guaranteed at $1.75, resulting in an additional accrual of $549,000 and increasing the original guarantee liability to $5,389,000 at February 28, 2005, from $4,074,000 at August 31, 2004. The adjustment to compensation is variable until the options are exercised by key employees. This reflects a guaranteed compensation of the modified options equivalent to $1.75 less the warrant strike price.

     o A $1,033,000 increase in depreciation and amortization, due principally to amortization of intangible assets of $1,312,000 not reflected in the prior-year quarter ended February 29, 2004.

     o A $1,515,000 increase in other support costs. Included in the increase was a $2,673,000 increase in professional fees that included costs associated with corporate compliance, audits, review fees, consulting and litigation, offset by a $176,000 decrease in bad debt, a $592,000 decrease in contract labor, which is incorporated in salary expenses in current year, a $245,000 decrease in fees, $85,000 decrease in rent, and a $234,000 one-time adjustment to capture the appropriate property tax accrued in prior years.

     o A $109,000 increase in research and development expenses, primarily consisting of the Company's continued investment in IP set-top boxes for hospitality and broadband customers and the SatMAX satellite voice and data communications products for military, government and commercial customers.

     o A $1,050,000 increase in impairment primarily consists of Link 2 Communications assets. Management determined that the value of the assets was nominal after a review of the marketplace.

     Net Loss. For the three months ended February 28, 2005, Eagle's net loss was $9,326,000, compared to a net loss of $9,398,000 during the three months ended February 29, 2004. For the six months ended February 28, 2005, Eagle's net loss was $13,774,000 compared to a net loss of $17,859,000 during the six months ended February 29, 2004.

     Changes in Cash Flow. Eagle's operating activities increased net cash used to $3,347,000 in the six months ended February 28, 2005, compared to use of net cash of $3,165,000 in the six months ended February 29, 2004. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss, net of non-cash charges, totaling $10,033,000 combined with $1,442,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. Eagle's investing activities used net cash of $547,000 in the six months ended February 28, 2005, compared to $393,000 gained in the six months ended February 29, 2004. The decrease was due primarily to a decline in investment activities and purchase of equipment associated with the prior years build out of Eagle's network and infrastructure for the delivery of broadband services. Eagle's financing activities provided net cash of $7,284,000 in the six months ended February 28, 2005, compared to $5,563,000 of cash provided in the six months ended February 29, 2004. The increase resulted from net proceeds of $7,504,000 from the sale of 20 million shares of common stock to certain investors.

     Liquidity and Capital Resources: At February 28, 2005, the Company's current assets totaled $10,380,000 (includes cash and cash equivalents of $5,441,000) and total current liabilities were $13,915,000, which gave the Company a negative working capital of $3,535,000. The Company's strategy is to utilize cash on hand and issue common stock to settle current liabilities and to raise additional capital through the sale of its securities to fund operations. The Company will likely need to raise additional capital to fund working capital requirements commencing in the fourth quarter of fiscal 2005.

     The Company has historically used stock for retirement of certain liabilities on a negotiated basis. During the first six months ended February 28, 2005, the Company retired $9,359,000 in liabilities with stock versus cash. Eagle Broadband expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and there is no assurance that this strategy will be successful.

     Historically, we have financed operations through the sale of debt and equity securities. During the six months ended February 28, 2005, we raised $9,517,000 cash through the issuance of common stock upon the exercise of derivative securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations or sell assets.

Contractual Obligations

                                                   Payments Due by Period
                             -------------------------------------------------------------------
                                           Less than 1                               More than 5
 Contractual Obligations        Total          Year       1-3 Years     3-5 Years       Years
--------------------------   -----------   -----------   -----------   -----------   -----------
Long-term debt obligations   $    1,856    $    1,856    $        -    $        -    $        -
Operating lease
 obligations                      1,325           150           931           244             -
                             -----------   -----------   -----------   -----------   -----------
          Total              $    3,181    $    2,006    $      931    $      244    $        -
                             ===========   ===========   ===========   ===========   ===========

                                                   Payments Due by Period
                             -------------------------------------------------------------------
                                           Less than 1                               More than 5
                                Total          Year       1-3 Years     3-5 Years       Years
--------------------------   -----------   -----------   -----------   -----------   -----------
Off-balance sheet
 obligations                      3,000         3,000             -             -             -
                             -----------   -----------   -----------   -----------   -----------
          Total              $    3,000    $    3,000    $        -    $        -    $        -
                             ===========   ===========   ===========   ===========   ===========

     The Company's contractual obligations consist of long-term debt as set forth in Note 5 (Notes Payable) to the Company's financial statements. See Note 11 (Commitments and Contingent Liabilities) for certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases and for off-balance sheet contractual obligations. The Company has no off balance sheet arrangements other than with LLV Broadband, LLC.

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

Impairment of Long-Lived Assets and Goodwill

Background

     Goodwill and other intangibles of $33,928,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

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

Revenue Recognition

     The Company designs, manufactures, markets and services its products and services under the name of Eagle Broadband, Inc., and its subsidiaries.

     The Company records revenues from its fixed-price, long-term contracts using the percentage-of-completion method, whereby revenues are recorded based on construction costs incurred to date as a percentage of estimated total cost at completion. The percentage-of-completion, determined by using total costs incurred to date as a percentage or estimated total costs at completion, reflects the actual physical completion of the project. This method of revenue recognition is used because management considers total cost to be the best available measure of progress on the contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

     Eagle adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle's results of operations. Eagle's contracts that contain multiple elements as of February 28, 2005, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

     Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle's deferred revenues primarily consist of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. Eagle had deferred revenues of $248,000 and $96,000 as of February 28, 2005, and August 31, 2004, respectively.

Receivables

     For the six months ended February 28, 2005, Eagle accounts receivable increased to $2,236,000 from $1,470,000 at August 31, 2004. The majority of this increase was due to product sales to a major customer in the second quarter of fiscal 2005 in the amount of $1,729,000,

     The Company's accounts receivable aging as measured by days sales outstanding (DSO) totaled 39 days at February 28, 2005, and 29 days at August 31, 2004, on an adjusted basis after recording the write-off's and reserves. The primary increase in DSO from 29 days at August 31, 2004, to 39 days at February 28, 2005, was attributable to slow paying customers during the first six months.

     The Company's allowance for doubtful accounts totaled $2,324,000 and $2,396,000 for the six months ended February 28, 2005, and the year ended August 31, 2004, respectively. These allowance for doubtful accounts amounts represented 51% and 62% of the gross accounts receivable balances for the six months ended February 28, 2005, and the year ended August 31, 2004, respectively; while they likewise represented 50% and 7% of the Company's greater than 90-day accounts for these same respective time periods.

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

Inventory

     Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2005, Eagle's inventory totaled $1,771,000 as compared to $403,000 at August 31, 2004. The majority of this increase was due to an increase in raw materials inventory associated with in-process set-top box manufacturing. Management has incorporated "just in time" inventory practices to avoid future inventory obsolesce. Eagle is outsourcing most, if not all, production based on contract orders from customers.

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

Credit Risks

     The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. Two customers, Sweetwater Capital, LLC, and General Dynamics, represented greater than 10% of the Company's revenues during the six months ended February 28, 2005. The Company does not believe that the credit risk posed by Sweetwater Capital, LLC, and General Dynamics or any other specific customer would have a material adverse affect on its financial condition.

Item 4. Controls and Procedures

     The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our second fiscal quarter 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

     There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended February 28, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part 2. - Other Information

Item 1 - Legal Proceedings

     In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860(KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

     In December 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. And Southeast Tire Recycling, Inc., A/K/A Clearwork.net, Inc.; In the Circuit Court of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of$1,000,000, attorneys' fees and cost of court. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

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

     In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Inc., and David Weisman, Civil Action 04603626, in New York County, New York Supreme Court. Palisades seeks an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and seeks damages in excess of $3.1 million. The Company intends to vigorously defend this claim. The Company has not accrued any expenses against the lawsuit, as the outcome cannot be predicted at this time.

     The Company is also subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations (see Note
11).

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information     None

Item 6--Exhibits

          EXHIBIT NO.                IDENTIFICATION OF EXHIBIT

          Exhibit 3.1 Eagle Wireless International, Inc. Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 of Form SB-2 file no. 333-20011)

          Exhibit 3.2 Amended and Restated Eagle Wireless International, Inc. Bylaws (Incorporated by reference to Exhibit 3.2 of Form 10-KSB for the fiscal year ended August 31, 2001, filed November 16, 2001)

          Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form SB-2 file no.333-20011)

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

          Exhibit 31.1  Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.2  Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 31.3 Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.1  Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.2  Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 32.3 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          EAGLE BROADBAND, INC.


Date:  April 11, 2005


                                        By:/S/David A. Weisman
                                           -------------------
                                           David A Weisman
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                           /S/Eric Blachno
                                           ---------------
                                           Eric Blachno
                                           Chief Financial Officer


                                           /S/Tom Matura
                                           -------------
                                           Tom Matura
                                           Principal Accounting Officer