Form 10-Q
period 2005-05-31
EAGLE BROADBAND INC
filed 2005-07-11
CIK 1023139

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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


As of July 7, 2005, there were 269,168,427 shares of common stock outstanding.

                     EAGLE BROADBAND, INC. AND SUBSIDIARIES
                                    Form 10-Q
                       For the Quarter Ended May 31, 2005

                                Table of Contents

Part 1 - Financial Information                                                                              Page

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at May 31, 2005, and August 31, 2004                            1

                  Consolidated Statements of Operations for the Three Months and Nine Months Ended
                  May 31, 2005 and May 31, 2004                                                               2

                  Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended
                  May 31, 2005, and Twelve Months Ended August 31, 2004                                       3

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  May 31, 2005 and May 31, 2004                                                               4

                  Notes to the Consolidated Financial Statements                                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 22

         Item 4.  Controls and Procedures                                                                    23

Part 2 - Other Information

         Item 1.  Legal Proceedings                                                                          23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                24

         Item 3.  Defaults upon Senior Securities                                                            24

         Item 4.  Submission of Matters to a Vote of Security Holders                                        24

         Item 5.  Other Information                                                                          24

         Item 6.  Exhibits                                                                                   24

Signatures                                                                                                   25

Part 1 - Financial Information
Item 1.  Consolidated Financial Statements (Unaudited)

                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               May 31,      August 31,
                                                2005          2004
                                              ----------    ----------

                                ASSETS

Current Assets
  Cash and cash equivalents                      $2,876        $2,051
  Securities available for sale                       -           551
  Accounts receivable, net                        2,823         1,470
  Inventories                                       884           403
  Net investment in direct financing leases         485           291
  Other assets                                    1,003             -
  Prepaid expenses                                  346           327
                                              ----------    ----------
    Total current assets                          8,417         5,093
                                              ----------    ----------

Property and equipment
  Operating equipment                            35,992        36,415
  Less accumulated depreciation                  (8,566)       (7,837)
                                              ----------    ----------
    Total property and equipment                 27,426        28,578
                                              ----------    ----------

Other assets:
  Net investment in direct financing leases         849           623
  Goodwill, net                                   4,095         4,095
  Contract rights, net                           20,243        21,678
  Customer relationships, net                     5,072         5,431
  Other intangible assets, net                    3,864         4,034
  Other assets                                      676           679
                                              ----------    ----------
    Total other assets                           34,799        36,540
                                              ----------    ----------

Total assets                                 $  $70,642    $  $70,211
                                             =========================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   $6,248    $   $4,445
  Accrued expenses                                5,770         9,647
  Notes payable                                     614         5,920
  Deferred revenue                                  552            96
                                             -----------    ----------
    Total current liabilities                    13,184        20,108
                                              ----------    ----------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock  -  $.001 par value
    Authorized  5,000,000 shares
    Issued  -0- shares                                -             -
  Common stock  -  $.001 par value
    Authorized 350,000,000 shares
    Issued and outstanding at May 31, 2005,
     and August 31, 2004,  260,758,000 and
     205,509,000, respectively                      261           206
  Additional paid in capital                    233,076       208,051
  Accumulated deficit                          (175,879)     (157,106)
  Accumulated comprehensive income (loss)             -        (1,048)
                                              ----------    ----------
    Total shareholders' equity                   57,458        50,103
                                              ----------    ----------

Total liabilities and shareholders' equity   $  $70,642    $  $70,211
                                             =========================
See accompanying notes to consolidated financial statements.


                     EAGLE BROADBAND, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)




                                              For the three months ended May 31,    For the nine months ended May 31,
                                              ---------------------------------     --------------------------------
                                                   2005             2004                  2005            2004
                                               ------------     ------------        ---------------  ---------------
Net sales:
 Structured wiring                                 $    369        $    156              $   1,002        $    673
 Broadband services                                   1,797             709                  3,537           4,805
 Products                                               774           4,226                  2,553           5,673
 Other                                                   36               -                     96              81
                                                   --------        --------              ---------        --------
Total sales                                           2,976           5,091                  7,188          11,232
                                                   --------        --------              ---------        --------

Costs of goods sold:
 Direct labor and related costs                         516             226                  1,300           1,078
 Products and integration service                       799           3,937                  3,002           4,375
 Impairment, slow moving and obsolete inventory         300               -                    300               -
 Structured wiring labor and materials                  270             115                    776             376
 Broadband services costs                               207             304                  1,465           2,550
 Depreciation and amortization                          291             285                    867             856
 Other manufacturing costs                                -               -                      -              26
                                                   --------        --------             ----------       ---------
Total costs of goods sold                             2,383           4,867                  7,710           9,261
                                                   --------        --------             ----------       ---------
Gross profit                                            593             224                   (522)          1,971
                                                   --------        --------             ----------       ---------
Operating expenses:
 Selling, general and administrative:
  Salaries and related costs                          1,194             884                  4,737           7,686
  Advertising and promotion                              (5)              -                     45              20
  Depreciation and amortization                         805             960                  2,451           2,945
  Other support costs                                 3,382           2,494                  8,989           6,586
  Research and development                              197             129                    572             395
  Impairment, write-downs and
   restructuring costs                                    -               -                  1,050               -
                                                   --------        --------             ----------       ---------
Total operating expenses                              5,573           4,467                 17,844          17,632
                                                   --------        --------             ----------       ---------

Loss from operations                                 (4,980)         (4,243)               (18,366)        (15,661)
                                                   --------        --------             ----------       ----------
Other income/(expenses):
 Interest income                                         17              10                     25              21
 Interest expense                                       (17)           (140)                  (562)         (7,789)
 Gain (loss) on sale of assets                            -               -                      -            (642)
 Gain (loss) on sale of marketable securities            (5)              -                    144             466
 Gain (loss) on extinguishment of debt                1,034               -                  1,034
                                                   --------        --------             ----------       ---------
Total other income (expense)                          1,029            (130)                   641          (7,944)
                                                   --------        --------             ----------       ---------

Net loss                                             (3,951)         (4,373)               (17,725)        (23,605)
                                                   --------        --------             ----------       ---------

Other comprehensive loss:
 Unrealized holding gain (loss)                           -             (11)                (1,048)             44
                                                   --------        --------             ----------       ---------
Total other comprehensive loss                     $      -        $    (11)            $   (1,048)      $      44
                                                   ========         =======             ==========       =========
Comprehensive losses                               $ (3,951)       $ (4,384)            $  (18,773)      $ (23,561)
                                                   ========        ========             ==========       =========
Net loss per common share:
 Basic                                             $  (0.02)       $  (0.02)            $    (0.08)      $  (0.13)
 Diluted                                           $  (0.02)       $  (0.02)            $    (0.08)      $  (0.13)
 Comprehensive loss                                $  (0.02)       $  (0.02)            $    (0.08)      $  (0.13)

See accompanying notes to consolidated financial statements.

                                      EAGLE BROADBAND, INC., AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (in thousands)
                                                    (Unaudited)

                                                         Common Stock             Additional             Accumulated       Total
                                                      ---------------- Preferred   Paid in     Retained  Comprehensive Shareholders'
                                                       Shares   Value    Stock     Capital     Earnings     Income        Equity
                                                      -------- ------- --------- ----------- ------------------------ --------------
 Total shareholders' equity
    as of August 31, 2003                             147,447    $147         -    $177,017  $(118,101)        $(727)       $58,336
                                                      -------- ------- --------- ----------- ---------- ------------- --------------


 Net loss                                                   -       -         -           -    (39,005)            -        (39,005)

 New stock issued to shareholders:                                                                                                -
   For services and compensation                       11,016      12         -       6,335          -             -          6,347
   For retirement of debt and liabilities              47,046      47         -      13,294          -             -         13,341
   Stock-based compensation                                 -       -         -       4,493          -             -          4,493
   Beneficial conversion features on
     convertible debentures                                 -       -         -       6,912          -             -          6,912
 Unrealized holding loss                                    -       -         -                      -          (321)          (321)

                                                      -------- ------- --------- ----------- ---------- ------------- --------------
 Total shareholders' equity
    as of August 31, 2004                             205,509    $206        $-    $208,051  $(157,106)      $(1,048)       $50,103
                                                      ======== ======= ========= =========== ========== ============= ==============


 Net loss for the nine months ended
   May 31, 2005

 Net loss                                                   -       -         -           -    (18,773)            -        (18,773)

 New stock issued to shareholders:                                                                                                -
   For services, compensation and settlement of
     accrued liabilities                               14,105      14         -       9,632          -             -          9,646
   For retirement of debt                               6,903       7         -       4,039          -             -          4,046
   Proceeds from sale of common stock, net             30,000      30         -       9,409          -             -          9,439
   Proceeds from exercise of options                    4,125       4         -       1,945          -             -          1,949
   Beneficial conversion features on
     convertible debentures                                 -       -         -           -          -             -              -
   Unrealized holding loss                                  -       -         -           -                    1,048          1,048

                                                      -------- ------- --------- ----------- ---------- ------------- --------------
 Total shareholders' equity
    as of May 31,  2005                               260,642    $261         -    $233,076  $(175,879)            -        $57,458
                                                      ======== ======= ========= =========== ========== ============= ==============


 See accompanying notes to consolidated financial statements.

                                      EAGLE BROADBAND, INC., AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                       For the Nine Months Ended
                                                                       -------------------------
                                                                          May 31,      May 31,
                                                                           2005         2004
                                                                       ------------ ------------

Cash flows from operating activities
Net loss                                                                  $(18,773)    $(23,605)
                                                                       ------------ ------------

Adjustments to reconcile net loss to net cash Used by operating activities:
  Impairment and write-downs                                                 1,050            -
  (Gain)/loss on sale of assets                                                904          611
  (Gain)/loss on extinguishment of debt                                     (1,034)           -
  Interest for beneficial conversion value                                       -        6,912
  Depreciation and amortization                                              3,318        3,801
  Stock issued for interest expense                                            546          108
  Stock issued for services rendered                                         1,479        8,947
  Provision for bad debt                                                        23          372
  (Increase)/decrease in accounts receivable                                (1,376)      (3,246)
  (Increase)/decrease in inventories                                          (481)         340
  (Increase)/decrease in other assets                                       (1,003)
  (Increase)/decrease in prepaid expenses                                      (19)         248
  Increase/(decrease) in accounts payable                                    1,803        3,467
  Increase/(decrease) in accrued expenses                                    4,363       (1,453)
                                                                       ------------ ------------
    Total Adjustment                                                         9,573       20,107
                                                                       ------------ ------------
Net cash provided/(used) by operating activities                            (9,200)      (3,498)
                                                                       ------------ ------------

Cash flows from investing activities
  (Purchase)/disposal of property and equipment                             (1,248)        (686)
  Increase/(decrease) deferred costs                                             -          334
  Increase/(decrease) in intangible costs                                       (4)           -
  Increase/(decrease) in marketable securities                                 695          151
  (Increase)/decrease in other assets                                            3         (557)
  Gross equipment purchase for direct financing leases                        (803)        (538)
  Principal collections on direct financing leases                             206            -
                                                                       ------------ ------------
Net cash provided/(used) by investing activities                            (1,151)      (1,296)
                                                                       ------------ ------------

Cash flows from financing activities
  Increase/(decrease) in notes payable and long-term debt                     (212)       5,597
  Proceeds from sale of common stock, net                                    9,439            -
  Proceeds from exercise of options                                          1,949            -
                                                                       ------------ ------------
Net cash provided/(used) by financing activities                            11,176        5,597
                                                                       ------------ ------------

Net increase/(decrease) in cash                                                825          803
Cash at the beginning of the period                                          2,051          824
                                                                       ------------ ------------
Cash at the end of the period                                               $2,876       $1,627
                                                                       ============ ============

Supplemental disclosure of cash flow information: Net cash paid during the year for:
  Interest                                                                     $33         $312
  Income taxes                                                                  $-           $-

Supplemental non-cash investing activities (See Note 18) and changes in shareholders equity.

See accompanying notes to consolidated financial statements.

NOTE 1 - Basis of Presentation and Significant Accounting Policies:

           Eagle Broadband, Inc. (the "Company" or "Eagle"), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a provider of broadband, Internet Protocol (IP) and communications technology and services that aim to create new revenue opportunities for broadband providers and enhance communications for government, military and corporate customers. The Company leverages years of proven experience delivering advanced IP-based broadband bundled services to provide service provider partners with a way to deliver advanced entertainment, communications and security services to their customers. The Company's product offerings include IPTVCompleteTM, a faster, lower cost way for broadband providers to deliver competitive IP video services; the MediPro line of standard and high definition IP set-top boxes that enable broadband providers and hotel operators to maximize revenues by delivering advanced interactive entertainment services; and the SatMAXTM satellite communications system that provides civilian government, military, homeland security and corporate customers with reliable, non-line-of-sight, satellite voice and data communications from any location on Earth.

           The Company's balance sheet as of May 31, 2005, the related statements of operations for the nine months ended May 31, 2005, and May 31, 2004, and the statements of cash flows for the nine months ended May 31, 2005, and May 31, 2004, included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to fairly summarize the Company's financial position and results of operations. The results of operations for the nine months ended May 31, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's August 31, 2004, Form 10-K.

NOTE 2 - Related Party Transactions:

           In February 2004, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4,493,000 incurred on the issuance of promissory notes upon the modification of outstanding options for 4,200,000 common shares and (ii) reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. The amount of the accrual varies at each quarter end depending on the stock market value fluctuation or upon exercise of options subject to employment agreements. At quarter end May 31, 2005, the Company had accrued net additional $1,246,000 in compensation. The total amount of the guarantee liability at May 31, 2005, net of principal payments was $4,010,000. Subsequent to May 31, 2005 the Company entered into note exchange agreements whereby the note holders representing $2,086,000 agreed to accept 7,954,000 of the Company's common stock to fully satisfy such debt obligation. The remaining principal amount of $1,924,000 is currently in default and is accruing interest per the terms of the original agreement. Additional details are in Note 20 under subsequent events.

NOTE 3 - Accounts Receivable:

           Accounts receivable consist of the following (in thousands):

                                                         May 31,   August 31,
                                                           2005        2004
                                                       ---------- -----------
           Accounts receivable                            $5,147      $3,866
           Allowance for doubtful accounts                (2,324)     (2,396)
                                                       ---------- -----------
           Accounts receivable, net                       $2,823      $1,470
                                                       ========== ===========

           Allowance for doubtful accounts
            percentage of accounts receivable                 45%         62%

NOTE 4 - Property, Plant and Equipment and Intangible Assets:

         Components of property, plant and equipment are as follows (in thousands):

                                                 May 31,  August 31,
                                                  2005       2004
                                                -------- -----------
Automobile                                         $143        $143
Headend facility and fiber infrastructure        27,800      27,146
Furniture and fixtures                              520         516
Leasehold improvements                              183         133
Office equipment                                  1,027       1,023
Property, manufacturing and equipment             6,319       7,454
                                                -------- -----------
  Total property, plant and equipment           $35,992     $36,415
    Less accumulated depreciation                (8,566)     (7,837)
                                                -------- -----------
  Net property, plant and equipment             $27,426     $28,578
                                                ======== ===========

Eagle's headend facilities and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise the Company's main headend facility at its headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. The Company determined that twenty-year straight-line depreciation method is appropriate for its headend facilities and fiber infrastructure based on industry standards for these asset types.

The Company expensed repairs and maintenance of $32,000 and $16,000 for the three months ended May 31, 2005, and May 31, 2004, respectively. The Company did not have any capitalized major improvements for these periods. The Company expensed repairs and maintenance of $55,000 and $36,000 for the nine months ended May 31, 2005, and May 31, 2004, respectively and did not have any capitalized major improvements for these periods.

Components of intangible assets are as follows (in thousands):

                                               May 31,        August 31,
                                                 2005            2004
                                             -----------      ----------

           Goodwill                              $5,596          $5,596
           Accumulated amortization              (1,501)         (1,501)
                                             -----------      ----------
                                                 $4,095          $4,095
                                             ===========      ==========

           Contract rights                      $28,691         $28,691
           Accumulated amortization              (8,448)         (7,013)
                                             -----------      ----------
                                                $20,243         $21,678
                                             ===========      ==========

           Customer relationships                $7,189          $7,189
           Accumulated amortization              (2,117)         (1,758)
                                             -----------      ----------
                                                 $5,072          $5,431
                                             ===========      ==========

           Other intangible assets               $6,885          $6,839
           Accumulated amortization              (3,021)         (2,805)
                                             -----------      ----------
                                                 $3,864          $4,034
                                             ===========      ==========


           Total intangibles                    $48,361         $48,315
           Total accumulated amortization      $(15,087)       $(13,077)
                                             -----------      ----------
           Net of amortization                  $33,274         $35,238
                                             ===========      ==========

NOTE 5 - Notes Payable:

         The following table lists the Company's note obligations as of May 31, 2005, and August 31, 2004 (in thousands):

                                                           Amount
                          Annual                  ------------------------
                         Interest                  May 31,    August 31,
                           Rate      Due Date         2005        2004
                         ---------  -----------   ------------------------

Notes payable:
  Investor group            8.0%      Demand         $  538      $  4,888
  Q-series bonds           12.0%      Various             -           744
  Other                   Various     Various            76           288
                                                  ---------- -------------

Total notes payable                                  $  614      $  5,920
                                                  ---------- -------------
  Less current portion                                  614         5,920
                                                  ---------- -------------
Total long-term debt                                 $    -      $      -
                                                  ========== =============

           The Company entered into an agreement in June 2004 with four accredited investors, pursuant to which the Company issued debentures in the principal amount of $4,888,400, bearing interest at 8% per annum and maturing June 2007, convertible into shares of the Company common stock together with 5-year warrants to purchase an aggregate of 1,340,022 shares of common stock at an exercise price of $.2035 per share. At May 31, 2005, $538,000 of convertible debt remains outstanding. On June 23, 2005, one of the investors converted $200,000 of the principal convertible debt into shares of common stock at $0.2035 pre share. Additionally, a warrant to purchase 548,246 shares of common stock at $0.2035 per share was exercised on June 23, 2005.

NOTE 6 - Income Taxes:

           The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

            The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                       May 31,  August 31,
                                                        2005       2004
                                                         (%)        (%)
                                                     ---------- -----------
                U. S. Federal statutory tax rate            34          34
                U.S. valuation difference                  (34)        (34)
                Effective U. S. tax rate                     0           0
                Foreign tax valuation                        0           0
                Effective tax rate                           0           0

            Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

                                                      May 31,     August 31,
                                                        2005         2004
                                                     ----------  -----------
                Computed expected tax benefit         $(6,383)     $(13,262)
                Increase in valuation allowance         6,383        13,262
                                                     ---------   -----------
                Income tax expense                    $     -      $      -
                                                     =========   ===========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2005, and August 31, 2004, are presented below (in thousands) and include the balances of the merged company ClearWorks.net.

                                                   May 31,    August 31,
                                                      2005        2004
                                                  ----------- -----------
                Deferred tax assets:
                Net operating loss carry forwards   $69,989      $63,606
                Less valuation allowance            (69,989)     (63,606)
                                                  ----------  -----------
                Net deferred tax assets             $     -      $     -
                                                  ==========  ===========

            The valuation allowance for deferred tax assets of May 31, 2005, and August 31, 2004, was $69,989,000 and $63,606,000, respectively. As of May 31, 2005, the Company has a net operating loss carry-forward of $134,624,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 7 - Assets Held for Sale

            The Company entered into an agreement to repurchase security contracts for $1,003,316. Per the terms of the agreement, $985,000 of the $1,003,316 was offset against a receivable the Company had from the seller. These contracts are considered an asset held for sale and included in other current assets. The company intends to resell the security contracts in the fourth quarter. If the contracts are not sold, the purchase price of the contracts will be amortized over their remaining life.


NOTE 8 - Preferred Stock, Stock Options and Warrants:

            The options and warrants outstanding are segregated into two categories (issued and outstanding, and exercisable):

                           Options/Warrants
                         Issued & Outstanding       Options/Warrants Exercisable
                       -------------------------    ----------------------------
Class of   Expiration    May 31,      August 31,       May 31,       August 31,
Warrants      Date        2005          2004            2005           2004
---------  ----------  -----------    ----------    -------------   ------------
0.19         Oct-09     6,700,000                        186,111
0.20         Jun-07     1,340,022                      1,340,022
0.41         Sep-08       900,000     3,800,000          900,000      1,550,000
0.48         Oct-06        25,000        25,000           25,000         25,000
0.60         Sep-06       400,000       400,000          400,000              -
0.61         Oct-09       500,000             -          146,181              -
0.62         Oct-09       500,000             -          111,112              -
0.73         Oct-07        25,000             -                -              -
0.75         Sep-08       500,000       500,000          500,000              -
0.78        Various       424,991             -          424,991              -
0.97         Jul-07        25,000        25,000                -              -
1.00         May-09       362,500             -          362,500              -
1.04         Apr-05        50,000        50,000           50,000         50,000
1.13         Sep-08        99,999             -           99,999              -
1.23         Apr-07        25,000        25,000           25,000              -
1.31         Jan-07        25,000        25,000           25,000         25,000
7.50         Apr-08       800,000       800,000          800,000        800,000
ESOP        Various       516,120  *    346,002  *       346,002        346,002
                       -----------    ----------    -------------   ------------
                       13,218,632  ** 5,996,002  **    5,741,918      2,796,002
                       ===========    ==========    =============   ============

*Denotes warrants which would have an anti-dilutive effect if currently used to calculate earnings per share for the three months ended May 31, 2005, and fiscal year ended August 31, 2004.

** The shares of common stock underlying these warrants were not registered for resale under the Securities Act of 1933. As of May 31, 2005, none of these warrants have been exercised.

NOTE 9 - Risk Factors:

For the nine months ended May 31, 2005, substantially all of the Company's business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately 33% of the Company's revenues and receivables were generated in the state of Texas, 1% in the international market, and the approximate 66% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2005; whereas approximately 85% of the Company's revenues and receivables were generated in the state of Texas, 0% in the international market, and the approximate 15% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2004. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 10 - Foreign Operations:

          Although the Company is based in the United States, certain of its products are sold in international markets. Presently, international sales total approximately 1% and 0% for the nine months ended May 31, 2005, and May 31, 2004, respectively.

NOTE 11 - Commitments and Contingent Liabilities:

          Leases

          For the nine months ended May 31, 2005, and May 31, 2004, rental expenses of approximately $345,000 and $464,000, respectively, were incurred.

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

                           Period Ending
                             August 31,         Amount
                          ---------------- ---------------
                               2005            $   74,950
                               2006               299,801
                               2007               306,180
                               2008               325,316
                               2009               243,987
                                           ---------------
                               Total           $1,250,234
                                           ===============

           LLV Broadband, LLC, Agreement

           In November 2004, the Company entered into a Limited Liability Company Agreement with Neva Holdings, LLC ("Neva"), whereby both parties are members of LLV Broadband, LLC ("LLV"), and a Delaware limited liability company. The purpose of LLV is to construct, develop, and operate a system for the provision of television, video-on-demand, audio, broadband data and Internet, telephone, and security monitoring services to commercial, recreational, and residential facilities located within the Lake Las Vegas Resort in Clark County, Nevada, and the surrounding geographic areas.

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

           The Company's capital account shall be an initial cash contribution of $3,000,000 plus amounts funded by the Company or its affiliates to, or for the benefit of LLV between January 1, 2004, and the effective date of this agreement.

           If at any time LLV's Board determines that additional funds are needed as set forth in the approved budget and plan for the development, construction or marketing of the system for any direct out-of-pocket costs and expenses incurred by LLV in connection with the formation, financing and operation of LLV or normal day-to-day business affairs of LLV, then the Company shall be required to make additional cash contributions in the amount of such deficit not to exceed $2 million.

           The Company shall act as the initial Manager of LLV. The Manager shall be responsible for the conduct of the business of LLV including without limitation the design, construction and operation of the system. The Manager shall have full power, authority and duty to manage the operations and affairs of LLV and to act for and to bind LLV to the extent provided by the Act, and shall have the duty and authority to do all things appropriate to the accomplishment of the purposes of LLV. The Manager shall be reimbursed for the direct costs and expenses of its employees and agents who provide services to LLV.

           Allocations of net income and distributions are generally made to each member in proportion to their respective ownership and will vary from quarter to quarter depending on capital balance from both parties. As of May 31, 2005, the Company has yet to fund the $3 million initial capitalization contribution. Both parties are discussing responsibilities going forward and are currently operating under an oral agreement.

           Legal Proceedings

           In July 2003, the Company became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860(KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that the Company has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. The Company has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

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

           The Company is involved in lawsuits, claims, and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

NOTE 12 - Earnings Per Share:

          The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amount):

                                                        For the nine months ended May 31, 2005
                                                -------------------------------------------------------
                                                    Income              Shares           Per-Share
                                                 (Numerator)         (Denominator)         Amount
                                                --------------    -------------------------------------
Net loss                                             $(18,773)                    -             $    -
Basic EPS:
  Income available to common stockholders             (18,773)              230,439              (0.08)
  Effect of dilutive securities warrants                    -                     -                  -
Diluted EPS:
                                                --------------    ------------------ ------------------
  Income available to common stockholders
    and assumed conversions                          $(18,773)              230,439             $(0.08)
                                                ==============    ================== ==================


                                                        For the nine months ended May 31, 2004
                                                -------------------------------------------------------
                                                    Income              Shares           Per-Share
                                                 (Numerator)         (Denominator)         Amount
                                                --------------    -------------------------------------
Net loss                                             $(23,605)             $      -             $    -
Basic EPS:
  Income available to common stockholders             (23,605)              179,228              (0.13)
  Effect of dilutive securities warrants                    -                     -                  -
Diluted EPS:
                                                --------------    ------------------ ------------------
  Income available to common stockholders
    and assumed conversions                          $(23,605)             $179,228             $(0.13)
                                                ==============    ================== ==================

          For the nine months ended May 31, 2005, and May 31, 2004, anti-dilutive securities existed. (See Note 8.)

NOTE 13 - Employee Stock Option Plan:

          In July 1996, the Board of Directors and majority stockholders adopted a stock option plan under which 400,000 shares of the Company's common stock have been reserved for issuance. Since that time, the Board of Directors have amended the July 1996, employee stock option plan under which 1,000,000 shares of Common Stock have been reserved for issuance. Under this plan, as of May 31, 2005, a total of 516,120 options have been issued to various employees.

          The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the nine months ended May 31 2005, and 2004, is estimated as $1.08 on the date of grant. Management estimates the average fair value for options granted during fiscal 2005 to be comparable to those granted in fiscal 2004. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                  May 31,    May 31,
                                                   2005       2004
                                                 ---------- ----------
                        Dividend yield             0.00%      0.00%
                        Volatility                 0.91%      0.91%
                        Risk-free interest rate    4.00%      4.00%
                        Expected life               4.5         5


          The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three months ended May 31, 2005, and May 31, 2004:

                                                        May 31,                 May 31,
      (in thousands, except share amounts)               2005                    2004
                                                  -------------------     -------------------

Net loss, as reported                                       $(18,773)               $(23,605)
  Add: Stock-based employee
  compensation included in reported net
  earnings/(loss), net of related tax effects                                              -
  Less: Stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of related tax effects                             (61)                      -
                                                  -------------------     -------------------
Pro forma net earnings/(loss)                               $(18,834)               $(23,605)
                                                  ===================     ===================

Net loss per share:
  As reported                                               $  (0.08)               $  (0.13)
  Pro forma                                                 $  (0.08)               $  (0.13)

Diluted net loss per share:
  As reported                                               $  (0.08)               $  (0.13)
  Pro forma                                                 $  (0.08)               $  (0.13)

       Option activity was as follows for the nine months ended May 31, 2005:

                                                                  2005
                                                             Weighted-Average
                                                   Shares     Exercise Price
                                                 ----------- ----------------

Outstanding at beginning of year                    346,002            $1.27
Granted                                             170,118             0.50
Assumed through acquisitions                              -                -
Exercised                                                 -                -
Forfeited/cancelled                                       -                -
                                                 -----------  ---------------

Outstanding throughout the period                   516,120            $1.08
                                                 ===========  ===============

Exercisable at year end                             516,120            $1.08
                                                 ===========  ===============

       Information about options outstanding was as follows at May 31, 2005:

                                Remaining     Average                   Average
    Range of         Number    Contractual   Exercise       Number     Exercise
 Exercise Prices  Outstanding Life in Years    Price     Exercisable     Price
----------------- ------------------------------------- ------------------------

     $0 - $1.00       379,278         4.50        0.53       379,278        0.53
  $1.01 - $2.00       111,342         4.00        1.73       111,342        1.73
  $2.01 - $7.50        25,500         4.50        6.55        25,500        6.55
                  ------------                          -------------
                      516,120                     1.08       516,120        1.08
                  ============                          =============

NOTE 14 - Retirement Plans:

           During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant's contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the nine months ended May 31, 2005, and May 31, 2004, employee contributions were approximately $91,254 and $28,091, respectively. The Company matched $0 and $0, respectively, for these periods.

NOTE 15 - Major Customer:

           The Company had gross revenues of $2,976,000 and $5,091,000 for the three months ended May 31, 2005, and May 31, 2004, respectively. The three-month period ended May 31, 2005, included $1,390,000 or 47% of the quarter's total broadband services sales from Alarm Security Group, LLC. The contract, valued at $1,737,000, was executed with the Company's broadband services division, The remaining $347,000 has been deferred in conjunction with a twelve month holdback provision of the contract. There were no other customers individually that represented greater than 10% of the revenues in the three months ended May 31, 2005.

           The Company had gross sales of $7,188,000 and $11,232,000 for the nine months ended May 31, 2005, and May 31, 2004, respectively. The nine-month period ended May 31, 2005, included $756,000 or 11% of the period's total sales from Sweetwater Security Capital, LLC, that were executed with the Company's security-monitoring service subsidiary, DSS Security, Inc. Additionally, the nine months ended May 31, 2005, included $1,957,000 or 27% of the nine months total product sales from General Dynamics and also included $1,390,000 or 19% of the nine months total broadband services sales from Alarm Security Group, LLC which the contract is valued at $1,737,000 that was executed with the Company's broadband services division. The remaining $347,000 has been deferred in conjunction with a twelve month holdback provision of the contract. There were no other customers individually that represented greater than 10% of the revenues in the nine months ended May 31, 2005.

NOTE 16 - Industry Segments:

          This summary reflects the Company's current and past operating segments, as described below. All have discontinued operations except Eagle Broadband, Inc., Eagle Broadband Services, Inc., and DSS Security, Inc.:

            Eagle:
            -----

              Eagle Broadband, Inc., (Eagle) is a provider of broadband, Internet Protocol (IP) and communications technology and equipment with related software and broadband products (including past subsidiaries Eagle Wireless International, Inc.; BroadbandMagic; and Etoolz, Inc., for this summary).

            EBS/DSS:
            -------

              Eagle Broadband Services, Inc., (EBS) provides broadband services to residential and business customers in select communities.

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

            UCG:
            ---

              United Computing Group, Inc., (UCG) was a computer hardware and software reseller. (Has discontinued operations.)

            Other:
            -----

              Link Two Communications, Inc., (Link II) was a developer and marketer of messaging systems. (Has discontinued operations.)

              ClearWorks.net, Inc., (.NET) is inactive with exception of debt related expenses. (Has discontinued operations.)

              Contact Wireless, Inc., was a paging, cellular, and mobile services provider and reseller whose assets were sold October 10, 2003. (Has discontinued operations.)


For the nine months ended May 31, 2005

              (in thousands)            APC/HSI EBS/DSS  UCG   Eagle    Other    Elim.   Consol.
                                        ------- ------- ----- -------- ------- --------- --------
   Revenue                                 $21  $3,537    $-   $3,630      $-        $-   $7,188
   Segment Loss                            (98) (2,534)   (3) (14,660) (1,071)        -  (18,366)
   Total Assets                              8  30,529    30  129,253  55,885  (144,730)  70,975
   Capital Expenditures                      -   1,156     -       92       -         -    1,248
   Depreciation                             31   1,192     2    2,072      21         -    3,318

For the nine months ended May 31, 2004

              (in thousands)            APC/HSI EBS/DSS  UCG   Eagle    Other    Elim.   Consol.
                                        ------- ------- ----- -------- ------- --------- --------
   Revenue                                $673  $4,805  $445   $5,228     $81        $-  $11,232
   Segment Loss                           (688) (1,475)  (19) (13,449)    (30)        -  (15,661)
   Total Assets                            361  28,830    72  130,788  57,006  (139,615)  77,442
   Capital Expenditures                      -     692    16       41       -         -      749
   Depreciation                            132   1,156    46    2,391      76         -    3,801

            Reconciliation of Segment Loss             May 31,      May 31,
               from Operations to Net Loss               2005         2004
           ----------------------------------        -----------  -----------
           Total segment loss from operations         $(18,366)     $(15,661)
           Total other income (expense)                   (407)       (7,944)
                                                     ----------   -----------
           Net loss                                   $(18,773)     $(23,605)
                                                     ==========   ===========


           The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 17 - Quarterly Financial Data:

                                            Nov. 30  Feb. 28  May 31   Aug. 31
                                            -------  -------  -------  --------
      Year Ended August 31,
       2005
        Revenues                            $1,528   $2,683   $2,976
        Net earnings (loss)                 (5,496)  (9,326)  (3,951)
        Basic loss per share                 (0.02)   (0.04)   (0.02)
        Diluted loss per share               (0.02)   (0.04)   (0.02)
       2004
        Revenues                            $2,397   $3,744   $5,091    $1,258
        Net earnings (loss)                 (8,461)  (9,398)  (4,373)  (16,773)
        Basic loss per share                 (0.05)   (0.05)   (0.02)    (0.08)
        Diluted loss per share               (0.05)   (0.05)   (0.02)    (0.08)
       2003
        Revenues                            $4,618   $3,063   $1,947    $1,965
        Net earnings (loss)                 (1,533)  (2,012)  (3,833)  (29,123)
        Basic loss per share                 (0.02)   (0.03)   (0.05)    (0.28)
        Diluted loss per share               (0.02)   (0.03)   (0.05)    (0.28)

NOTE 18 - Supplemental Non-Cash Disclosures:

          During the nine month period ended May 31, 2005, the Company issued stock in lieu of cash as payment for the following:

                   For the nine months ended May 31, 2005

                              (in thousands)             Non Cash
                                                         Settlements
                                                       --------------
                   Settlements including Legal                  $784
                   Interest Expense                              546
                   Professional Fees                             502
                   Salary and Compensation                       151
                   Other services rendered                        42
                   Accrued Liabilities                         7,607
                   Notes Payable                               5,094
                                                       --------------
                   Total Non Cash Settlements                 14,726
                                                       --------------

NOTE 19 - Equity Financing

          On February 14, 2005, the Company completed the sale of 20 million shares of its common stock to certain investors at a price of $0.41 per share. The net proceeds to the Company from this offering, after placement agent fees and offering expenses were $7,504,000.

          On April 15, 2005, the Company additionally completed the sale of 10 million shares of its common stock to certain investors at a price of $0. 2035 per share. The net proceeds to the Company from this offering after placement agent fees were 1,935,000. This offering is a prospectus supplement connected to the shelf registration statement that the Company filed with the SEC using a "shelf" registration process. Under this registration statement, the Company registered the offering of up to 30 Million shares of common stock.

          During the nine months ended May 31, 2005, the Company entered into an agreement with a former employee whereby the Company utilized his services as an escrow agent. Under the agreement, the agent received shares of the Company's stock which were liquidated by the agent and the proceeds were used to discharge certain obligations of the Company. The escrow agent settled approximately $6,900,000 in liabilities. In connection with this agreement, the company incurred fees of approximately $1,700,000. The escrow agent also made cash advances to the company of approximately $1,400,000 which was repaid in stock. Fees and interest incurred by the Company associated with the advances were approximately $300,000.


NOTE 20 - Subsequent Events:

          In June 2005, the Company entered into note exchange agreements with Mr. Jonathan Hayden, Ms. Billie Mize, Mr. John Nagel and Mr. David Weisman in which the Company issued 7,954,085 shares of its common stock to fully satisfy the Company's outstanding guarantee obligations in the amount of $2,086,251, and any remaining obligations under the promissory notes. The note exchange agreements also fully satisfy the Company's contingent guarantee obligation with respect to unexercised options held by Mr. Hayden and Mr. Nagel.

          Additionally, as described in Note 5: Notes Payables, on June 23, 2005, one of the investors converted $200,000 of the principal convertible debt into shares of common stock at $0.2035 per share. Additionally, a warrant to purchase 548,246 shares of common stock at $0.2035 per share was exercised on June 23, 2005.


Item 2. Management's Discussion and Analysis

Overview

          The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communications and industrial sectors; the success of the Company's restructuring and cost reduction plans; the success of the Company's products and pricing; the Company's relationship with its suppliers; relations with the Company's employees; the Company's ability to manage its operating costs; the continued availability of financing; governmental regulations; and risks associated with regional, national, and world economies. Any forward-looking statements should be considered in light of these factors.

          Eagle Broadband, Inc. (the "Company" or "Eagle"), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a provider of broadband, Internet Protocol (IP) and communications technology and services that aim to create new revenue opportunities for broadband providers and enhance communications for government, military and corporate customers. The Company leverages years of proven experience delivering advanced IP-based broadband bundled services to provide service provider partners with a way to deliver advanced entertainment, communications and security services to their customers. The Company's product offerings include IPTVComplete(TM), a faster, lower cost way for broadband providers to deliver competitive IP video services; the MediPro line of standard and high definition IP set-top boxes that enable broadband providers and hotel operators to maximize revenues by delivering advanced interactive entertainment services; and the SatMAX(TM) satellite communications system that provides civilian government, military, homeland security and corporate customers with reliable, non-line-of-sight, satellite voice and data communications from any location on Earth.

Results of Operations

Three and Nine Months Ended May 31, 2005, Compared to Three and
Nine Months Ended May 31, 2004

          The following table sets forth summarized consolidated financial information for the three months and nine months ended May 31, 2005 and May 31, 2004:

         Condensed Financial Information

                                           Three Months Ended May 31,                  Nine Months Ended May 31,
                                 ---------------------------------------------- ----------------------------------------
        ($ in thousands)            2005         2004      $Change    % Change    2005       2004     $Change  % Change
                                 ------------ ----------- -------------------------------- ---------- ------------------
Total sales                           $2,976      $5,091    $(2,115)       -42%    $7,188    $11,232  $(4,044)      -36%
Cost of goods sold                     2,383       4,867     (2,484)       -51%     7,710      9,261   (1,551)      -17%
                                 ------------ ----------- ---------- ---------- ---------- ---------- -------- ---------
Gross profit                             593         224        369        165%      (522)     1,971   (2,493)     -126%
                                 ------------ ----------- ---------- ---------- ---------- ---------- -------- ---------
Percent of total sales                    20%          4%        16%       353%        -7%        18%     -25%     -141%
Operating expenses                     5,573       4,467      1,106         25%    17,844     17,632      212         1%
                                 ------------ ----------- ---------- ---------- ---------- ---------- -------- ---------
Loss from operations                  (4,980)     (4,243)      (737)        17%   (18,366)   (15,661)  (2,705)       17%
                                 ------------ ----------- ---------- ---------- ---------- ---------- -------- ---------
Other income/(expense)                 1,029        (130)     1,159       -892%      (407)    (7,944)   7,537       -95%
                                 ------------ ----------- ---------- ---------- ---------- ---------- -------- ---------
Net gain/(loss)                       (3,951)     (4,373)       422        -10%   (18,773)   (23,605)   4,832       -20%
Unrealized holding gain/(loss)                       (11)        11       -100%                   44      (44)     -100%
                                              ----------- ---------- ---------- ---------- ---------- -------- ---------
Comprehensive loss                   $(3,951)    $(4,384)      $433        -10%  $(18,773)  $(23,561)  $4,788       -20%
                                 ============ =========== ========== ========== ========== ========== ======== =========

Overview

           For the three months ended May 31, 2005, the Company's business operations reflected increases in broadband, security and managed services. The Company's consolidated operations generated revenues of $2,976,000 with a corresponding gross margin of $593,000 for the three months ended May 31, 2005. The overall decrease of 42% in revenues for the three months ended May 31, 2005, as compared to the three months ended May 31, 2004, was primarily attributable to a $3,452,000 decrease in the Company's products sales, offset by an increase in broadband services of $1,088,000 and an increase in structured wiring services of $213,000.

           For the three months ended May 31, 2005, the Company incurred a net loss of $3,951,000 which was primarily attributable to increased operating expenses related to professional fees, taxes, depreciation and salary expense. The Company's net loss for the three months ended May 31, 2005, included approximately $805,000 in depreciation and amortization expenses and $1,787,000 in expenses associated with a net increase in professional services fees, $1,194,000 in salary expense, and $755,000 in taxes.


           During the quarter, the Company implemented a company-wide restructuring which included the formation of the three main operating divisions: IPTV Solutions, Satellite Communications and Broadband Services. Key components of the restructuring included:

               -- Reducing payroll-related expenses, lowering operational overhead and carefully controlling expenditures.

               -- Hiring of additional experienced sales staff to accelerate revenue growth.

               -- Realigning staff and resources to maximize efficiencies, better serve customers and partners and concentrate on sales of the Company's three core offerings: IPTVComplete, MediaPro IP set top boxes and SatMAX satellite communications system as the Company shifts its emphasis to providing solutions to broadband and service provider partners.

Sales Information

           The following table sets forth summarized sales information for the three months and nine months ended May 31, 2005, and May 31, 2004:

                                                       Three Months Ended May 31,
                                   ------------------------------------------------------------------
             ($ in thousands)         2005     % of Total   2004     % of Total  $Change   % Change
                                   ----------- ---------- ---------- ----------- --------- ----------
Structured wiring                        $369         12%      $156           3%     $213      136.5%
Broadband services                      1,797         60%       709          14%    1,088      153.5%
Products                                  774         26%     4,226          83%   (3,452)     -81.7%
Other                                      36          1%         -           0%       36     -100.0%
                                   ----------- ---------- ---------- ----------- --------- ----------
Total sales                            $2,976        100%    $5,091         100%  $(2,115)     -41.5%
                                   =========== ========== ========== =========== ========= ==========


                                                       Nine Months Ended May 31,
                                   ------------------------------------------------------------------
             ($ in thousands)         2005     % of Total   2004     % of Total  $Change   % Change
                                   ----------- ---------- ---------- ----------- --------- ----------
Structured wiring                      $1,002         14%      $673           6%     $329       48.9%
Broadband services                      3,537         49%     4,805          43%   (1,268)     -26.4%
Products                                2,553         36%     5,673          51%   (3,120)     -55.0%
Other                                      96          1%        81           1%       15       18.5%
                                   ----------- ---------- ---------- ----------- --------- ----------
Total sales                            $7,188        100%   $11,232         100%  $(4,044)     -36.0%
                                   =========== ========== ========== =========== ========= ==========

           For the three months ended May 31, 2005, net sales decreased to $2,976,000 from $5,091,000, compared to the three-months ended May 31, 2004. The overall decrease of 42% was attributable to a $3,452,000 decrease in product sales, offset with an increase of $1,088,000 primarily attributable to $1,390,000 in the Company's broadband services related to sale of security monitoring contracts and an increase of $213,000 in structured wiring services. The $3,452,000 decrease in sales of the Company's products during the three months ended May 31, 2005, reflected lower product sales of $774,000 compared to $3,788,000 from a major customer in the same period a year ago. The $1,088,000 increase is primarily attributable to the recognition of revenue from the sale of security monitoring contracts of $1,390,000 from a $1,737,000 contract with a major customer that was executed with the Company's broadband services division. The remaining $347,000 associated with the contract sale has been deferred in conjunction with twelve month holdback provision of the contract. The $213,000 increase in structured wiring sales is attributable to the Company's increased sales force to pursue commercial structured wiring and cabling opportunities.

           For the nine months ended May 31, 2005, net sales decreased to $7,188,000 from $11,232,000 during the nine months ended May 31, 2004. The overall decrease of 36% was attributable to a decrease of $3,120,000 in the Company's product sales and a decrease of $1,268,000 of broadband services, offset with an increase of $329,000 in structured wiring. The $3,120,000 decrease in sales of Company's products during the nine months ended May 31, 2005, was primarily attributable to a decrease in prior year product sales of $3,788,000 from a major customer. The $1,268,000 decrease in sales of the Company's broadband services during the nine months ended May 31, 2004, was primarily attributable to a prior year sale of security monitoring contracts of $2,844,000 by the Company's security-monitoring subsidiary, DSS Security, Inc., and is offset by security systems sales to Sweetwater Capital LLC of $756,000 and the recognition of revenue from the sale of security monitoring contracts of $1,390,000 from a $1,737,000 contract with a major customer that was executed with the Company's broadband services division. The remaining $347,000 associated with the contract sale has been deferred in conjunction with twelve month holdback provision of the contract. The decrease also included $447,000 attributable to the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the Company's portfolio to Sweetwater Capital, LLC.

           The increase of $329,000 in structured wiring sales is attributable to the Company's increased sales force to pursue commercial structured wiring and cabling opportunities.

Cost of Goods Sold

           The following table sets forth summarized cost of goods sold information for the three and nine months ended May 31, 2005, and May 31, 2004:

                                                       Three Months Ended May 31,           Nine Months Ended May 31,

                 ($ in thousands)                     2005    2004   $Change % Change     2005    2004   $Change % Change
                                                    ------- ------- -------- ---------  ------- ------- -------- ---------
Direct labor and related costs                        $516  $  226  $   290    128.3%   $1,300  $1,078     $222      20.6%
Products and integration service                       799   3,937  $(3,138)   -79.7%    3,002   4,375  $(1,373)    -31.4%
Impairment slow moving and obsolete inventory          300          $   300    100.0%      300       -  $   300     100.0%
Structured wiring labor and material                   270     115  $   155    134.8%      776     376  $   400     106.4%
Broadband services costs                               207     304  $   (97)   -31.9%    1,465   2,550  $(1,085)    -42.5%
Depreciation and amortization                          291     285  $     6      2.1%      867     856  $    11       1.3%
Other manufacturing costs                                -       -  $     -                  -      26  $   (26)   -100.0%
                                                    ------- ------- -------- --------   ------- ------- -------- ---------
Total operating expenses                            $2,383  $4,867  $(2,484)   -51.0%   $7,710  $9,261  $(1,551)    -16.7%
                                                    ======= ======= ======== ========   ======= ======= ======== =========

           For the three months ended May 31, 2005, cost of goods sold decreased by 51% to $2,383,000 from $4,867,000 as compared to the three months ended May 31, 2004. The overall decrease of $2,484,000 was primarily attributable to the Company's cost associated with prior year product sales to a major customer. The Company's overall gross profit percentage was 20% for the three months ended May 31, 2005, compared to an overall gross profit percentage of 4% for the three months ended May 31, 2004. This increase in gross profit percentage is primarily attributable the recognition of revenue from the sale of security monitoring contracts of $1,390,000 to a major customer executed with the Company's broadband services division.

           For the nine months ended May 31, 2005, cost of goods sold decreased by 17% to $7,710,000 from $9,261,000 as compared to the nine months ended May 31, 2004. The overall decrease of $1,551,000 was primarily attributable to the Company's costs associated with prior year product sales to a major customer. The Company's overall negative gross profit percentage is 7% for the nine months ended May 31, 2005, compared to an overall gross profit percentage of 18% for the nine months ended May 31, 2004. This decrease in gross profit percentage is primarily attributable to (i) additional costs of $759,000 for design changes and expedite charges incurred due to a change in product requirements from a key customer and (ii) depreciation expenses associated with the buildout of the Company's broadband services infrastructure.

Operating Expenses

           The following table sets forth summarized operating expense information for the three months and nine months ended May 31, 2005, and May 31, 2004:

                                          Three Months Ended May 31,                  Nine Months Ended May 31,

        ($ in thousands)            2005       2004       $Change    % Change   2005       2004     $Change   % Change
                                  ---------  ---------   ----------  ------------------  ---------  --------- ---------

Salaries and related costs          $1,194     $  884       $  310        35%  $ 4,737    $ 7,686    $(2,949)      -38%
Advertising and promotion               (5)         -           (5)     -100%       45         20         25       125%
Depreciation and amortization          805        960         (155)      -16%    2,451      2,945       (494)      -17%
Research and development               197        129           68        53%      572        395        177        45%
Other support costs                  3,382      2,494          888        36%    8,989      6,586      2,403        36%
Impairment, write-downs and
  restructuring costs                               -            -         -     1,050          -      1,050       100%
                                             ---------   ----------  -------- ---------  ---------  --------- ---------
Total operating expenses            $5,573     $4,467       $1,106        25%  $17,844    $17,632    $   212         1%
                                  =========  =========   ==========  ======== =========  =========  ========= =========

           The following table breaks out "Other Support Costs" information for the three and nine months ended May 31, 2005, and May 31, 2004:


                                         Three Months Ended May 31,                  Nine Months Ended May 31,

       ($ in thousands)            2005       2004      $Change   % Change     2005       2004      $Change   % Change
                                ----------- ---------- ---------- ---------- ---------- ---------- ---------- ---------
Auto related                        $   14     $   11  $       3         27%   $    28    $    17  $      11        65%
Bad debt                                 3        176    (173.00)       -98%        23        372    (349.00)      -94%
Contract labor *                         -          -          -          0%         -          -          -
Delivery/postage                         7         12      (5.00)       -42%        35         37      (2.00)       -5%
Fees                                   144         91      53.00         58%       245        218      27.00        12%
Insurance and office                   318        167     151.00         90%       733        590     143.00        24%
Professional fees                    1,787      1,047     740.00         71%     5,741      3,139   2,602.00        83%
Rent                                   116        149     (33.00)       -22%       345        464    (119.00)      -26%
Repairs and maintenance                 32         16      16.00        100%        55         36      19.00        53%
Travel                                 113         75      38.00         51%       313        176     137.00        78%
Taxes                                  755        640     115.00         18%     1,080      1,199    (119.00)      -10%
Telephone and utilities                 93         99      (6.00)        -6%       310        289      21.00         7%
Other                                    -         11     (11.00)      -100%        81         49      32.00        65%
                                ----------- ---------- ----------            ---------- ---------- ----------
Total operating expenses            $3,382     $2,494  $      888         36%  $ 8,989    $ 6,586  $   2,403        36%
                                =========== ========== ==========            ========== ========== ==========

Operating Expenses.

          For the three months ended May 31, 2005, operating expenses increased by 25% to $5,573,000 as compared to $4,467,000 for the three months ended May 31, 2004. The changes, which are reflected in the two preceding tables immediately above, are discussed below:

          o A $310,000 increase in salaries and related costs. The increase was primarily attributable to the hiring of additional sales staff to grow revenues in the companies core IPTV, set top box and satellite communications product lines.

          o A $155,000 decrease in depreciation and amortization, due principally to retirement of assets and full depreciation of some capital assets.

          o An $888,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase was a $740,000 increase in professional fees that included costs associated with corporate compliance, consulting and litigation, $151,000 increase in insurance and office expenses and $115,000 increase in taxes associated with sales tax audit; offset by a $173,000 decrease in bad debt.

          o A $68,000 increase in research and development expenses primarily consisting of product development and engineering activities in the Company's IPTV, set top box and satellite communications product lines.

          For the nine months ended May 31, 2005, operating expenses increased by 1% to $17,844,000 as compared to $17,632,000 for the nine months ended May 31, 2004. The changes, which are reflected in the two preceding tables immediately above, are discussed below:

          o A $2,949,000 decrease in salaries and related costs. The decrease was primarily attributable to a prior year non-cash expense of $4,493,000 incurred upon the modification of certain outstanding options to purchase 4,200,000 common shares, offset with a net market-to-market adjustment of additional $1,246,000 increasing the original guarantee liability net of principal payments to $4,010,000 at May 31, 2005. The adjustment to compensation is variable until all of the remaining options are exercised by key employees. This reflects a guaranteed compensation of the modified options equivalent to $1.75 less the warrant strike price. Subsequent to May 31, 2005 the Company entered into note exchange agreements whereby the note holders representing $2,086,000 agreed to accept 7,954,000 of the Company's common stock to fully satisfy such debt obligation. The remaining principal amount of $1,924,000 is currently in default and is accruing interest per the terms of the original agreement. Additional details are in Note 20 under subsequent events.

          o A $494,000 decrease in depreciation and amortization, due principally to retirement of assets and full depreciation of some capital assets.

          o A $2,403,000 increase in other support costs. Included in the increase was a $2,602,000 increase in professional fees that included costs associated with corporate compliance, audits, review fees, consulting and litigation, $143,000 increase in insurance and office expenses, and $137,000 increase in travel, offset by a $349,000 decrease in bad debt, $119,000 decrease in rent and a $119,000 one-time adjustment to capture the appropriate property tax accrued in prior years.

          o A $177,000 increase in research and development expenses, primarily consisting of product development and engineering activities in the Company's IPTV, set top box and satellite communications product lines.

          o A $1,050,000 increase in impairment primarily consists of Link 2 Communications assets. Management determined that the value of the assets was nominal after a review of the marketplace.

Net Loss.

           For the three months ended May 31, 2005, the Company's net loss was $3,951,000, compared to a net loss of $4,373,000 during the three months ended May 31, 2004. For the nine months ended May 31, 2005, the Company's net loss was $18,773,000 compared to a net loss of $23,605,000 during the nine months ended May 31, 2004.


Changes in Cash Flow.

           The Company's operating activities increased net cash used to $9,200,000 in the nine months ended May 31, 2005, compared to use of net cash of $3,498,000 in the nine months ended May 31, 2004. The increase in net cash used by operating activities was primarily attributable to fund an increase in the Company's net operating loss, net of 6,286,000 non-cash charges combined with $3,287,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, other assets, prepaid expenses, accounts payable and accrued expenses. The Company's investing activities used net cash of $1,151,000 in the nine months ended May 31, 2005, compared to use of net cash $1,296,000 in the nine months ended May 31, 2004. The decrease was due primarily to direct finance leasing and purchase of equipment associated with the prior years build out of the Company's network and infrastructure for the delivery of broadband services. The Company's financing activities provided net cash of $11,176,000 in the nine months ended May 31, 2005, compared to $5,597,000 of cash provided in the nine months ended May 31, 2004. The increase resulted from net proceeds of $9,439,000 from the sale of 30 million shares of common stock to certain investors and $1,949,000 from the exercise of stock options.

Liquidity and Capital Resources

           At May 31, 2005, the Company's current assets totaled $8,417,000 (includes cash and cash equivalents of $2,876,000) and total current liabilities were $13,184,000, which gave the Company a negative working capital of $4,767,000. The Company's strategy is to utilize cash on hand and issue common stock to settle current liabilities and to raise additional capital through the sale of its securities to fund operations.

           The Company has historically used stock for retirement of certain liabilities on a negotiated basis. During the first nine months ended May 31, 2005, the Company retired $4,046,000 in debt with stock versus cash. Also, as of May 31, 2005, accrued liabilities in the amount of $4,010,000 were outstanding. Subsequent to May 31, 2005, $2,086,000 of the $4,010,000 in accrued liabilities was retired through the issuance of 7,954,085 shares of common stock and the remaining principal amount of $1,924,000 is currently in default and accruing interest (see note 2 for additional details). The Company expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of the Company common stock. The Company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and there is no assurance that this strategy will be successful.

           Historically, we have financed operations through the sale of debt and equity securities. During the nine months ended May 31, 2005, we raised $12,082,000 cash through the issuance of common stock upon the exercise of derivative securities. The Company currently does not have credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. The Company will continue to rely upon financing from external sources to fund its operations for the foreseeable future and it will need to raise additional capital to fund working capital requirements in the fourth quarter of 2005 or the first quarter of fiscal 2006. If we are unable to raise sufficient capital from external sources to fund our operations for the foreseeable future, the Company may need to sell assets to meet working capital needs or curtail operations.

Contractual Obligations

                                                                      Payments Due by Period
                                             ------------------------------------------------------------------------
                                                              Less than 1                                More than 5
                                                  Total            Year      1-3 Years      3-5 Years        Years
                                             --------------  ---------------------------  -------------  ------------
Contractual obligations:
  Long-term debt obligations                      $    614        $   614        $    -         $    -        $    -
  Operating lease obligations                        1,250             75           931            244             -


                                             --------------  -------------  ------------  -------------  ------------
                   Total                          $  1,864        $   689        $  931         $  244        $    -
                                             ==============  =============  ============  =============  ============


                                                                      Payments Due by Period
                                             ------------------------------------------------------------------------
                                                              Less than 1                                More than 5
                                                  Total            Year      1-3 Years      3-5 Years        Years
                                             --------------  ---------------------------  -------------  ------------
Off-balance sheet obligations                        3,000          3,000             -              -             -
                                             --------------  -------------  ------------  -------------  ------------
                   Total                          $  3,000       $  3,000        $    -         $    -        $    -
                                             ==============  =============  ============  =============  ============



                                                                      Payments Due by Period
                                             ------------------------------------------------------------------------
                                                              Less than 1                                More than 5
                                                  Total            Year      1-3 Years      3-5 Years        Years
                                             --------------  ---------------------------  -------------  ------------
Contractual obligations:
  Long-term debt obligations                      $    614       $    614        $    -         $    -        $    -
  Operating lease obligations                        1,250             75           931            244             -
                                             --------------  -------------  ------------  -------------  ------------
Total contractual obligations                     $  1,864       $    689        $  931         $  244        $    -
                                             ==============  =============  ============  =============  ============

Off balance sheet obligations
  LLV                                             $  3,000       $  3,000        $    -         $    -        $    -
                                             --------------  -------------  ------------  -------------  ------------
Total off balance sheet obligations               $  3,000       $  3,000        $    -         $    -        $    -
                                             ==============  =============  ============  =============  ============

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

Impairment of Long-Lived Assets and Goodwill

Background

           Goodwill and other intangibles of $33,274,000 net of prior impairments and amortization were recorded under the purchase method for the purchases of ClearWorks.net, Inc.; Atlantic Pacific, Inc.; DSS Security, Inc.; Contact Wireless, Inc.; and Comtel, Inc. The majority of the intangibles were from the ClearWorks acquisition. ClearWorks was in the business of selling telecommunications services to residential neighborhoods.

Impairment Assessment

          Our long-lived assets predominantly include goodwill and other intangible assets and property and equipment. Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill and intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

           Goodwill is primarily the Company rights to deliver broadband services such as Internet, telephone, cable television and security monitoring services to residential and business users. The Company obtained an independent appraisal as of August 31, 2004, to assess the fair value of the intangible assets. There were a number of significant and complex assumptions used in the calculation of the fair value of the intangible assets. If any of these assumptions prove to be incorrect, the Company could be required to record a material impairment to its intangible assets. The assumptions included significant market penetration in its current markets under contract and significant market penetration in markets where they are currently negotiating contracts.

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

           The Company adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to the Company's results of operations. The Company's contracts that contain multiple elements as of May 31, 2005, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. the Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

           Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues primarily consist of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. The Company had deferred revenues of $552,000 and $96,000 as of May 31, 2005, and August 31, 2004, respectively.

Receivables

           For the nine months ended May 31, 2005, the Company's net accounts receivable increased to $2,823,000 from $1,470,000 at August 31, 2004. The majority of this increase was due to the sale of retail security contracts to major customers in the third quarter of fiscal 2005 in the amount of $1,390,000,

           The Company's accounts receivable aging as measured by days sales outstanding (DSO) totaled 28 days at May 31, 2005, and 29 days at August 31, 2004, on an adjusted basis after recording the write-off's and reserves. The primary decrease in DSO from 29 days at August 31, 2004, to 28 days at May 31, 2005, was attributable to collecting on some past due accounts from slow paying customers during the first nine months.

           The Company's allowance for doubtful accounts totaled $2,324,000 and $2,396,000 for the nine months ended May 31, 2005, and the year ended August 31, 2004, respectively. These allowance for doubtful accounts amounts represented 45% and 62% of the gross accounts receivable balances for the nine months ended May 31, 2005, and the year ended August 31, 2004, respectively; while they likewise represented 53% and 7% of the Company's greater than 90-day accounts for these same respective time periods.

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

Inventory

           Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2005, the Company's inventory totaled $884,000 as compared to $403,000 at August 31, 2004. The majority of this increase was due to an increase in raw materials inventory associated with in-process set-top box manufacturing. The company had an impairment charge of $300,000 in the 3rd quarter related from partial impairment of inventory at August 31, 2004. Management had reasonably identified prospects for this inventory at August 31, 2004 which did not materialize as plan. The company does not for see any significant adjustments in subsequent quarters. Management has incorporated "just in time" inventory practices to avoid future inventory obsolescence. The Company is currently outsourcing a majority of production based on contract orders from customers.

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

Credit Risks

           The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, but does not require collateral from these parties. Three customers, Sweetwater Capital, LLC, Alarm Security Group, LLC and General Dynamics, represented greater than 10% of the Company's revenues during the nine months ended May 31, 2005. The Company does not believe that the credit risk posed by Sweetwater Capital, LLC, which has been fully collected, Alarm Security Group, LLC and General Dynamics or any other specific customer would have a material adverse affect on its financial condition.

Item 4. Controls and Procedures

           The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of our third fiscal quarter 2005. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

           There has been no change in the Company's internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter ended May 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part 2. - Other Information

Item 1 - Legal Proceedings

           In July 2003, the Company became a defendant in Cornell Capital Partners, L.P. vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860(KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Plaintiff has also alleged that the Company has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages in excess of $1,000,000. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. The Company has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2,000,000. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

           In Dec. 2000, ClearWorks became a defendant in State Of Florida Department Of Environmental Protection vs. Reco Tricote, Inc. and Southeast Tire Recycling, Inc., A/K/A Clearwork.net, Inc.; In the Circuit Court of The Tenth Judicial Circuit In And For Polk County, Florida. The Florida EPA sued ClearWorks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of$1,000,000, attorneys' fees and court costs. ClearWorks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

           On April 28, 2005, the Company entered into a confidential settlement agreement with Palisades Master Fund L.P. pursuant to which the Company issued 1,500,000 shares of its common stock in settlement of a lawsuit filed in November 2004 by Palisades Master Fund L.P. The Company believes the securities issued in the above transaction was exempt from registration pursuant to Section 3 (a) (10) of the Securities Act. There were no underwritten offerings employed and no sales commissions were paid in connection with the sales and issuances of the unregistered securities in the transaction set forth above.


Item 3 - Defaults Upon Senior Securities

           None

Item 4 - Submission of Matters to a Vote of Security Holders

           The transactions contemplated by the note exchange agreements entered into in June 2005 and reported in Form 8-K filed on June 29, 2005, closed as of June 30, 2005.

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


         EAGLE BROADBAND, INC.


Date:  July 11, 2005


                                              By:  /S/David Micek
                                                   --------------
                                                   David Micek
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



                                                   /S/Eric Blachno
                                                   ---------------
                                                   Eric Blachno
                                                   Chief Financial Officer



                                                   /S/Tom Matura
                                                   -------------
                                                   Tom Matura
                                                   Corporate Controller and
                                                   Principal Accounting Officer