Form 10-K
period 2005-08-31
EAGLE BROADBAND INC
filed 2005-11-29
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-15649

EAGLE BROADBAND, INC.
(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	76-0494995 (I.R.S. Employer Identification Number)

101 COURAGEOUS DRIVE
LEAGUE CITY, TEXAS 77573
(Address of principal executive offices) (Zip Code)

(281) 538-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes     ☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.37 per share on the American Stock Exchange, was $90,957,612.

As of November 23, 2005, the registrant had 303,086,275 shares of common stock outstanding.

Documents Incorporated by Reference:

The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant’s proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2005.

EAGLE BROADBAND, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause Eagle’s or Eagle’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communications and industrial sectors; the success of the company’s restructuring and cost reduction plans; the success of the company’s competitive pricing; the company’s relationship with its suppliers; relations with the company’s employees; the company’s ability to manage its operating costs; the continued availability of financing and working capital to fund business operations; governmental regulations; risks associated with regional, national, and world economies; and ability to enter into strategic, profitable business relationships relating to our products and services. Any forward-looking statements should be considered in light of these factors. Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

PART I

Item 1. Business.

Eagle Broadband, Inc. (the “company” or “Eagle”) is a provider of broadband, Internet Protocol (IP) and communications technology and services that aim to create new revenue opportunities for broadband providers and enhance communications for government agencies, the military and corporations. The company leverages years of experience delivering advanced, IP-based broadband services to help service providers deliver advanced entertainment and communications services to their customers. Eagle’s product offerings include (i) IPTVComplete™, a faster, lower-cost way for broadband providers to deliver competitive IP video and entertainment services to their residential and commercial customers; (ii) the MediaPro line of standard and high definition IP set-top boxes that enable broadband providers and hotel operators to maximize their revenues from the delivery of advanced, interactive entertainment services; and (iii) the SatMAX™ satellite communications system that provides civilian government, military, homeland security and corporate customers with reliable, non-line-of-sight, satellite-based voice and data communications from any location on Earth.

In May 2005, the company implemented a corporate restructuring designed to reduce costs, focus company resources to drive revenue growth and position the company to better compete in the broadband, IPTV, hospitality and communications markets. The restructuring aligned our resources to better capitalize on potential revenue opportunities for our core IPTV, IP set-top box, and satellite communications product offerings and included the formation of three main operating divisions:

•	IPTV Solutions Division - consists of the IPTVComplete and Media Pro IP set-top box product offerings.
•	Satellite Communications Division - includes the SatMAX non-line-of-sight satellite communications technology.
•	Broadband Services Division - includes the broadband bundled digital services (BDS), security and managed services businesses.

Key components of the restructuring included:

•	Reducing payroll-related expenses, lowering operational overhead and controlling expenditures.
•	Hiring of additional experienced sales staff to accelerate revenue growth.
•
Realigning staff and resources to maximize efficiencies, better serve our customers and partners, and concentrate on sales of our three core offerings as we shift our emphasis to providing solutions to broadband and service provider partners.

Product and Service Categories

IPTV Solutions

IPTVComplete™ Video Solution

IPTVComplete is a turnkey video service that provides new and incumbent broadband providers a faster, lower cost way to quickly and easily launch and deliver high-quality entertainment services to their customers over their fiber or DSL broadband networks. IPTVComplete leverages Eagle’s video content rights, expertise in delivering video services and IP set-top boxes with the satellite distribution capabilities of GlobeCast North America to provide what we believe to be a unique, turnkey combination of video content, headend infrastructure, satellite distribution and set-top boxes. IPTVComplete provides all of the components broadband service providers need to deliver a competitive bundle of video and interactive entertainment services.

IPTVComplete was launched during the second quarter of fiscal 2005 and the service is actively being marketed to broadband providers nationwide.

MediaPro IP Set-Top Boxes

Eagle designs, manufactures and markets a complete line of advanced MediaPro IP set-top boxes. Either standalone or in conjunction with our EZ-Magic or third-party middleware software, Eagle’s advanced MediaPro IP set-top boxes deliver a full range of high quality, standard and high definition entertainment and information services that can generate higher margin revenues for telecom service providers, hotel and casino owners, hospitals, apartment/condominium owners, municipalities, real estate developers and schools. MediaPro IP set-top boxes also enable incumbent and competitive telecommunications service providers to cost effectively deploy IP-based broadband and video services to their customers.

The MediaPro line of IP set-top boxes delivers full computing and video functionality in a compact footprint with a very quiet, fan-less design that enables a wide range of on-demand, IP-based applications including high-speed Internet access, streaming IP video, digital audio/music, video-on-demand, 3D gaming, video conferencing and more. Eagle’s EZ-Magic middleware software platform delivers high definition streaming video, superior digital audio, easier navigation of hotel and community services (e.g., concierge, local restaurants and events, etc.), advanced content and system security for a wide variety of hardware platforms.

IP set-top box and middleware software products revenues are reported under the category “Products” on our Consolidated Statements of Operations.

Satellite Communications Solutions

SatMAX™ Satellite-Based Voice and Data Communications

Eagle’s SatMAX non-line-of-sight repeater system is an innovative, proprietary non-line-of-sight communications technology that enables users of the Iridium satellite network to establish reliable voice and data communications to and from any location where the user is unable to gain line of sight to an orbiting Iridium satellite such as onboard aircraft, below deck on ships, within buildings, underground or from obstructed areas. The technology provides global communications that enhance user productivity, mobility, problem solving, field-to-headquarters collaboration and emergency backup/response for a wide range of mission-critical and everyday communications needs. By extending coverage indoors to areas not traditionally served by satellite networks, the SatMAX extends the customer’s usage area, while enhancing the utility and overall value for both new and existing Iridium aviation, government, military, homeland security and commercial/enterprise customers. The company has received certification from both the Federal Communications Commission and Iridium Satellite LLC for the SatMAX.

SatMAX revenues are reported under the category “Products” on our Consolidated Statements of Operations.

Broadband Services Solutions

Bundled Digital Services (BDS)

Historically, Eagle has marketed bundled digital services to municipalities, utilities, real estate developers and service providers to assist these customers in providing IP-based broadband services to their customers, including high-speed Internet, home security monitoring, telephone service, and video services over fiber and IP networks. In August 2005, we announced that we are shifting our focus to further concentrate our efforts on delivering IP-based video (IPTVComplete) and set-top box solutions (MediaPro IP set-top boxes) to broadband and hospitality providers, and satellite communications solutions (SatMAX) to government, military and commercial customers. While we continue to provide bundled broadband services to a select number of communities in Texas, we believe that the IPTV, set-top box and satellite communications markets offer greater opportunities in the future.

Bundled broadband services revenues are reported under the category “Broadband Services” on our Consolidated Statements of Operations.

Security Services

Through a subsidiary, Eagle markets security-monitoring services as Eagle Broadband Security. The principal business activity of this subsidiary is providing monthly security monitoring service to both commercial and residential customers. Security services revenues are reported under the category “Broadband Services” on our Consolidated Statements of Operations.

Managed Services

Eagle provides data, telephony and fiber optic installation, project management and support services from initial concept through engineering to completion and documentation. Our managed services team installs fiber and cabling to commercial and industrial clients throughout the United States. Services include:

•	Multi-site rollout installation
•	Statement of work/request for quotation preparation
•	Installation supervision
•	Structured wiring design
•	Comprehensive project management
•	Copper wiring configuration

•	Fiber optic acceptance testing
•	Aerial and underground OSP
•	Fiber optic and copper cable
•	Field service and support

Managed services revenues are reported under the category “Structured Wiring” on our Consolidated Statements of Operations.

Consulting Services

The company provides consulting services on a contract basis to support its main product lines. Examples of these consulting services include design and engineering support for fiber-to-the-user headend and network integration. Eagle also performs research and development on a contract basis.

Consulting services revenues are reported under the category “Other” on our Consolidated Statements of Operations.

Service and Support

The company provides service and support to customers on an ongoing basis including installation, project management of turnkey systems, training, and service or extended warranty contracts. The company believes that providing reliable service is critical to meeting its customers’ needs, and helps the company win business with new customers and retain and expand business with existing customers. The company is able to generate additional revenues from these installation, system optimization, warranty and post-warranty services while enhancing relationships with customers.

Eagle offers warranty and maintenance program for all of its hardware, software and service products and maintains 24/7 customer service and support facilities. In addition to providing repair or replacement of Eagle-manufactured equipment under the company’s standard warranty, Eagle provides support for select third-party products. The standard warranty is valid on all products for the period of one year from the later of the date of shipment or the installation by an Eagle qualified technician.

Service and support services revenues are reported under the category “Other” on our Consolidated Statements of Operations.

Customers

IPTV, IP set-top box, satellite communications and broadband products and services are sold to a broad range of customers, including residential, commercial, enterprise, military, government and service provider customers.

The IPTVComplete video solution is sold to new and incumbent broadband providers including telephone companies, fiber broadband providers, multiple dwelling unit (MDU) providers, municipalities and real estate developers. MediaPro IP set-top boxes are sold to a range of customers nationwide, including hotel and casino owners, telephone companies and other broadband providers, hospitals, apartment and condominium owners, municipalities, real estate developers, corporations and schools.

SatMAX systems are sold to a variety of federal, state and local government agencies, the U.S. military, and corporations. Broadband and security services have primarily been sold in select Texas and Nevada communities. Managed Services sells its structured wiring and project management services to a wide range of customers including telecommunications, hospitality, industrial and petrochemical, oil and gas companies and government sectors.

Marketing and Sales

Eagle’s products and services are marketed through direct sales and reseller/channel partners.

IPTVComplete and IP set-top boxes are marketed directly by Eagle’s sales staff and select reseller and channel partners. SatMAX systems are marketed through Eagle’s sales staff and select resellers and channel partners to corporate, commercial aviation, government, and military customers. Broadband services, security services and managed services are marketed through Eagle’s sales and customer service staff.

Research and Development

Because the company markets products and services in highly competitive markets characterized by rapid product obsolescence and change, we believe that a strong commitment to, and ongoing investment in, research and development is essential to the continued growth and future success of our products. One of the key components of our development strategy is maintaining close working relationships between our sales, marketing, product development, and internal manufacturing staffs and our customers, which helps ensure that the products we develop and bring to market meet real customer needs.

Eagle’s new product development resources are focused on the development of new broadband, video, entertainment and communications products and services. In addition, we have formed strategic relationships with third-party suppliers and manufacturers, allowing the company to utilize the most advanced technology in the IPTVComplete, IP set-top-box and SatMAX product lines. We will continue to incur research and development expenses with respect to our IPTVComplete, IP set-top-box and satellite communications product lines during the current fiscal year.

Eagle has extensive expertise in the technologies required to develop advanced broadband, video, entertainment, communications and satellite communications products and services, enabling the company to develop enhancements to our existing products as well as develop competitive broadband, entertainment and communications products in the future. Investment in advanced computer-aided design tools for simulation and analysis allows us to bring new products to market faster. Research and development expenditures incurred by us for the fiscal years ended August 31, 2005, 2004 and 2003 were $776,000, $557,000 and $411,000, respectively.

Manufacturing

The company currently subcontracts and/or provides limited manufacturing of its satellite communications products at its facilities in League City, Texas. Some subassemblies are manufactured for us by subcontractors at various locations throughout the world. Our manufacturing expertise resides in assembling subassemblies and final systems that are configured to customer specifications. The components and assemblies used in our products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built.

Substantially all of the components and parts used in our products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed for stability and performance. We also strive to have secondary suppliers, as well. Additionally, as necessary, we purchase sufficient quantities of components that have long-lead requirements in the world market. We ensure that all products are tested for quality and reliability prior to shipment to the customer.

We have determined that the most cost effective manufacturing method for our IP set-top box product line is to contract with offshore production facilities; supplemented by high-volume U.S.-based facilities. We have established relationships with manufacturers in Asia capable of producing a wide range of products that are recognized as pioneers in the field and are both ISO-9001 and ISO-9002 certified.

Competition

Industry experts project the IPTV market to grow rapidly over the next three to five years as telephone companies and other broadband providers face increasing competitive pressure and look for solutions to help them meet the demand from their customers for high-quality video and entertainment services. Because the IPTV market is expected to be lucrative for technology companies providing products and services that enable broadband providers to deliver IPTV services, it has attracted a large number of both new and established companies that are competing for IPTV business. These companies include providers of video infrastructure (e.g., video head-ends, etc.), content, distribution, and customer premise equipment (e.g., set-top boxes). In certain cases, the company may compete with these technology providers, in many cases we partner with them and utilize their products and services to provide our IPTV solution. The company believes that its IPTVComplete solution is unique in providing a turnkey, end-to-end IPTV solution providing the company with a competitive advantage; however, other companies offer competitive solutions that could affect sales of the company’s IPTV solutions.

Eagle competes with many established companies in the set-top-box business, including Scientific Atlanta, Motorola, and a number of smaller companies. The market for IP set top boxes is projected to continue to grow, fueled by increasing demand from hospitality operators, broadband providers and business enterprises. The projected growth has attracted both established companies as well as new entrants offering set-top box solutions. The company was first -to-market with its high-definition MediaPro set-top box, which provided the company with a competitive advantage in the marketplace. Because of increased demand for IP set-top boxes in the residential IPTV market, competition is expected to increase; however, the company believes it is well positioned to win business from both new and existing set-top box customers.

The market for satellite communications services continues to grow as demand from government, military and commercial customers is fueled by the post-9/11 emphasis on reliable communications to enhance public safety and security, an increase in the number and severity of natural disasters (e.g., hurricanes, etc.), as well as ongoing military operations. The company’s SatMAX satellite communications system is a proprietary, non-line-of-sight communications system that was designed to meet these needs. We are not currently aware of other companies in the U.S. that offer products that can provide similar, fully wireless, non-line-of-sight satellite-based voice and data communications services, providing the company with a unique competitive advantage. However, the satellite communications market has many large and small companies that provide satellite communications products and services.

Eagle’s broadband and security services compete directly and indirectly with many established companies and service providers that provide fiber and cable, structured wiring, broadband data/Internet, security monitoring, cable television and telephone services. Managed Services competes with many established companies in the fiber and cable, structured wiring and project management services areas. The use of the subcontractors located across the nation allows us to complete large projects in a cost-effective and efficient manner.

Proprietary Information

The company protects its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, trademarks, technical measures, and common law remedies with respect to its proprietary technology. We have filed a number of patent applications but have not yet been issued any patents on our products, technology or processes against such applications. Any protections may not preclude competitors from developing products with features similar to our products. The laws of some foreign countries in which we sell or may sell our products may not protect our proprietary rights in the products to the same extent as do the laws of the United States. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. If litigation results in our inability to use technology, we might be required to expend substantial resources to develop alternative technology. There can be no assurance that we could successfully develop alternative technology on commercially acceptable terms.

Regulation

Several of our products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by us in connection with the manufacture and sale of our products and by customers to operate our products. There can be no assurance that appropriate regulatory approvals will continue to be obtained or that approvals required with respect to products being developed for the IPTV, set-top box, satellite communications and/or broadband services markets will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the markets for our products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for our products, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded IPTV, broadband and communications services will continue or that future regulatory changes will have a positive impact on the company.

Employees

As of November 23, 2005, we had approximately 95 employees and retained independent contractors as necessary. We believe our employee relations are good. We also enter into independent contractual relationships with various individuals, from time to time, as needed.

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)]

David Micek (age 52) has served as President and Chief Executive Officer since April 2005 and as a Director since October 2005. From November 2004 to April 2005, Mr. Micek served as Chief Operating Officer of the company. From 2002 to 2003, Mr. Micek was president at Internet search company AltaVista Software. From 2000 to 2001, Mr. Micek was president and CEO of wireless networking company Zeus Wireless. From 1999 to 2000, he was president and CEO of broadband video applications company iKnowledge. From 1995 to 1997, Mr. Micek was vice president and general manager at Texas Instruments Software. From 1985 to 1995, he held various senior marketing, product management and general management positions at enterprise and applications software companies Neuron Data, Borland International and Ashton-Tate. He holds an MBA from the University of Southern California.

Eric Blachno (age 43) has served as Chief Financial Officer since November, 2004. From 2003 to 2004, Mr. Blachno served as Vice President of Finance and Chief Financial Officer at Cascade Microtech, Inc, a manufacturer of electrical metrology semiconductor equipment. From 2000 to 2003, Mr. Blachno served as Vice President of Finance and Chief Financial Officer at Luminent, Inc., a fiber optic components provider which was acquired by MRV Communications. From 1998 to 2000, Mr. Blachno served as managing director at PMG Capital, an investment banking firm which was acquired by Investec. From 1995 to 1998, Mr. Blachno served as managing director and senior communications equipment analyst at investment bank Bear Stearns & Co, Inc. From 1986 to 1995, Mr. Blachno held various management and staff positions in software development, communications systems, sales and marketing, and finance at International Business Machines Corporation. Mr. Blachno holds an MBA in Finance from the Wharton School, University of Pennsylvania, an MS in Telecommunications from Pace University, and a BS with High Honors in Computer Science from the University of Florida.

Item 2. Properties.

Our headquarters are located in League City, Texas, and include approximately 25,550 square feet of leased office, production, and storage space. The lease expires in May 2009. We believe that our rental rates are at market prices. We insure our facilities in an amount that we believe is adequate and customary in the industry.

Item 3. Legal Proceedings.

In December 2000, Clearworks.net, Inc. became a defendant in State of Florida Department of Environmental Protection vs. Reco-Tricote, Inc., and Southeast Tire Recycling, Inc., currently known as Clearworks.net, Inc., in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida. The Florida DEP included Clearworks in a lawsuit presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1 million, attorneys’ fees and cost of court. Clearworks denies the claims against it and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. The plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1 million. The company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. The company has accrued $416,000 in expenses against this lawsuit, although the outcome cannot be predicted at this time.

In September 2003, Enron sued United Computing Group in Enron Corp., et al., vs. United Computing Group, Inc., in the United States Bankruptcy Court for the Southern District of New York to avoid and recover a transfer in the amount of approximately $1.5 million. In October 2005, the parties agreed to a dismissal of all adversary proceedings and claims against each other, and on November 9, 2005, the Bankruptcy Court entered an order confirming such dismissal.

In June 2004, The Tail Wind Fund Ltd. sued Link Two Communications, Inc., and Eagle Broadband, Inc., Civil Action 04-CV-05776, in the United States District Court for the Southern District of New York. Tail Wind claims breach of contract seeking $25 million. The company is currently in negotiations with Tail Wind to settle this lawsuit and believes it can be settled out of court. For the year ended August 31, 2004, the company had accrued $500,000 in expenses for this lawsuit. As of August 31, 2005, the company has accrued an additional $4.5 million in expenses against this lawsuit for a total accrued liability of $5 million. This amount is included on the Consolidated Balance Sheet as of August 31, 2005, as part of accrued expenses.

In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Inc., and David Weisman, Civil Action 04603626, in New York County, New York Supreme Court, seeking an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and damages in excess of $3.1 million. In April 2005, the parties entered into a confidential settlement agreement ending this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the company’s fiscal year. See Note 24-Subsequent Events for a summary of the 2005 Annual Meeting of Shareholders held October 18, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Eagle common stock are listed on the American Stock Exchange under the symbol EAG. On November 23, 2005, our common stock closed at $0.15 per share. We are authorized to issue 350,000,000 shares of common stock, of which 303,086,275 were issued and outstanding at November 23, 2005. At November 23, 2005, there were approximately 1,140 holders of record of Eagle common stock.

The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

	High	Low
Fiscal Year 2005
1st Quarter ended November 30, 2004	0.90	0.59
2nd Quarter ended February 28, 2005	0.82	0.36
3rd Quarter ended May 31, 2005	0.40	0.19
4th Quarter ended August 31, 2005	0.30	0.15

Fiscal Year 2004
1st Quarter ended November 30, 2003	1.77	0.43
2nd Quarter ended February 28, 2004	2.05	1.18
3rd Quarter ended May 31, 2004	1.55	0.79
4th Quarter ended August 31, 2004	1.19	0.75

Eagle has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years.

Recent Sales of Unregistered Securities

In August 2005, the company entered into a purchase agreement with certain accredited investors for the sale of 30 million shares of our common stock, pursuant to Regulation D of the Securities Act of 1933, at a price per share of $0.135, for total gross proceeds of $4.05 million. The company paid a placement agent a cash commission of 7% of the gross dollar proceeds, and on November 16, 2005, issued such agent a five-year warrant to purchase 843,750 shares of Eagle common stock at an exercise price of $0.24 per share.

In August 2005, the company issued 1,157,895 shares of common stock to John McCaleb pursuant to a settlement agreement to resolve a litigation claim in the amount of $220,000. The issuance of these shares was exempt from registration pursuant to Section 3(a)(10) of the Securities Act. No sales commissions were paid.

In June 2005, the company issued 7,954,085 shares of common stock to a former executive officer and director, David Weisman, and three non-executive officers, Billie Mize, John Nagel and Jon Hayden, to satisfy obligations in the aggregate amount of $2,086,251 for contingent guaranty obligations with respect to unexercised options and notes held by these individuals. This issuance of these shares is exempt from registration under Section 3(a)(9) of the Securities Act. No sales commissions were paid.

In December 2004, the company issued 10 million shares to Jango Capital, LLC, to resolve a debt of $6,190,760. No sales commissions were paid. This transaction was completed pursuant to Regulation D of the Securities Act.

In October 2004, 6,983,806 shares of common stock were issued upon conversion of $2.5 million of debt. The original issuance of debt, as well as the issuance of the shares, was pursuant to Section 4(2) of the Securities Act. No sales commissions were paid.

Item 6. Selected Financial Data.

The data that follows should be read in conjunction with the company’s consolidated financial statements and the notes included in Item 8 and Item 7, “Management’s Discussion and Analysis.”

(Thousands of dollars, except per share amounts)	Year ended August 31,

Operating Data:	2005	2004	2003	2002	2001

Net Sales	$8,592	$12,490	$11,593	$29,817	$28,110
Operating Expenses	56,038	31,055	31,884	83,821	16,582
Operating Income (Loss)	(56,354)	(30,952)	(31,075)	(76,708)	(8,880)
Other Income (Expense), Net	(656)	(8,053)	(5,426)	(265)	2,348
Net Income (Loss)	$(57,010)	$(39,005)	$(36,501)	$(76,973)	$(6,532)

Earnings Per Share (Basic)	(0.24)	(0.21)	(0.38)	(1.20)	(0.13)

Statement of Cash Flows Data:
Cash Used by Operating Activities	$(11,827)	$(3,493)	$(6,085)	$(797)	$(699)
Cash Used by Investing Activities	$(611)	$(1,216)	$(1,276)	$(13,668)	$(9,721)
Cash Provided (Used) by Financing Activities	$14,407	$5,936	$6,912	$(2,342)	$(3,846)

Balance Sheet Data:
Total Assets	$41,913	$70,211	$77,366	$89,151	$170,021
Long-Term Debt	$—	$—	$—	$1,272	$2,136
Total Stockholders’ Equity	$23,104	$50,103	$58,336	$76,548	$148,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1: Business”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

Executive Overview

Eagle Broadband, Inc. (the “company” or “Eagle”), is a provider of broadband, Internet protocol (IP) and satellite communications technology and services. The company is focused on the following core areas: IPTV Complete™, MediaPro IP set-top boxes, and SatMAX™ satellite communications technology. The company’s product offerings include IPTVComplete, a fast, low-cost way for broadband providers to deliver competitive IP video services; the MediaPro line of standard and high definition IP set-top boxes that enable broadband providers and hotel operators to maximize revenues by delivering advanced interactive entertainment services; and the SatMAX satellite communications system that provides civilian government, military, homeland security and corporate customers with reliable, non-line-of-sight, satellite-based voice and data communications from any location on Earth.

As of August 31, 2005, the company’s active subsidiaries were: Eagle Broadband Services, Inc., D.S.S. Security, Inc., operating as Eagle Broadband Security, EBI Funding Corporation and Etoolz, Inc. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended August 31, 2005.

At the start of fiscal 2005, the company’s business strategy was focused on pursuing business opportunities in its core business segments, which included its broadband bundled services and related products. Changes in executive management, including the hiring of David Micek as COO and Eric Blachno as CFO in November 2004 and the subsequent appointment of Mr. Micek as President and CEO in April 2005, led to a thorough review of the company’s operations. During the third quarter of fiscal 2005, the company implemented a corporate restructuring which included the formation of three main operating divisions: IPTV Solutions, Satellite Communications and Broadband Services. Key components of the restructuring included:

•  Reducing payroll-related expenses, lowering operational overhead and controlling expenditures.
•  Hiring of additional experienced sales staff to accelerate revenue growth.
•  Realigning staff and resources to maximize efficiencies, better serve our customers and partners, and concentrate on sales of our three core offerings as the company shifted its emphasis to providing solutions to broadband and service provider partners as opposed to offering broadband services directly to consumers.

Results of Operations

Fiscal Year Ended August 31, 2005, Compared to Fiscal Year Ended August 31, 2004

The following table sets forth summarized consolidated financial information for the fiscal years ended August 31, 2005 and 2004:

Condensed Financial Information

	Year Ended August 31,
($ in thousands)	2005	2004	$ Change	% Change
Net Sales	$8,592	$12,490	$(3,898)	(31%)
Cost of Goods Sold	8,908	12,387	(3,479)	(28%)
Gross Profit	(316)	103	(419)	(407%)
Percent of Sales	(3.7% )	0.8%

Operating Expenses	56,038	31,055	24,983	80%
Loss from Operations	(56,354)	(30,952)	(25,402)	82%
Other Income (Expense)	(656)	(8,053)	7,397	(92%)
Net Loss	(57,010)	(39,005)	(18,005)	46%
Unrealized Holding Loss	—	(321)	321	(100%)
Comprehensive Loss	$(57,010)	$(39,326)	$(17,684)	45%

For the fiscal year ended August 31, 2005, the company’s business operations reflected an increase in broadband, security and managed services. For the year ended August 31, 2005, the company’s consolidated operations generated net sales of $8,592,000 compared to prior year net sales of $12,490,000. The decrease in net sales is primarily attributable to a decrease in prior year product sales of $3,788,000 from a major customer. For the year ended August 31, 2005, the company had a corresponding negative gross profit margin of 3.7%, compared to a gross profit percentage of 0.8% for the prior year. The negative gross profit percentage is primarily attributable to additional costs of $759,000 for design changes and expedite charges incurred due to a change in product requirements from a key customer, depreciation expenses associated with the build out of the company’s broadband services infrastructure, and a non-cash obsolescence charge for slow moving inventory of $300,000.  (See Note 1-Basis of Presentation and Significant Accounting Policies.)

The company incurred a net loss of $57,010,000 for the fiscal year ended August 31, 2005. Key components of the loss include a $28,815,000 non-cash impairment charges and $7,261,000 of additional non-cash charges. (See Note 5-Impairment of Long-Lived Assets, Note 6-Impairment of Goodwill and Other Intangible Assets, and Note 9-Supplemental Non-Cash Disclosures for additional details.)

The company’s net loss for the fiscal year ended August 31, 2004, included approximately $5,097,000 in depreciation and amortization expenses and $1,984,000 in expenses associated with a net increase in the company’s accounts receivable allowances. Additionally, the company’s expenses included $18,472,000 of non-cash charges and stock issued to pay for interest expense and for services rendered.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
Business Segment	2005	% of Total	2004	% of Total	$ Change	% Change
Structured Wiring	$1,343	16%	$678	5%	$665	98%
Broadband Services	4,348	51%	5,525	44%	(1,177)	(21%)
Products	2,770	32%	6,190	50%	(3,420)	(55%)
Other	131	2%	97	1%	34	35%
Total	$8,592	100%	$12,490	100%	$(3,898)	(31%)

For the fiscal year ended August 31, 2005, net sales decreased to $8,592,000 from $12,490,000 for the year ended August 31, 2004. The overall decrease of 31% was attributable to a $3,420,000 decrease in product sales and a decrease of $1,177,000 of broadband services, offset by an increase of $665,000, or 98%, in structured wiring sales. The $3,420,000 decrease in sales of the company’s products for the year ended August 31, 2005, was primarily attributable to a decrease in prior year product sales of $3,788,000 from a major customer. The decrease of $1,177,000 in broadband services is primarily attributable to a decline in recurring security monitoring sales resulting from the sale of security contracts to a major customer during the third and fourth quarters of 2005. The increase of $665,000 in structured wiring sales is primarily attributable to increased sales efforts to pursue commercial structured wiring and cabling opportunities.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the fiscal years ended August 31, 2005 and 2004:

	Year Ended August 31,
($ in thousands)	2005	2004	$ Change	% Change
Direct Labor and Related Costs	$1,613	$1,244	$369	30%
Products and Integration Services	3,077	5,372	(2,295)	(43%)
Impairment Slow Moving & Obsolete Inventory	300	1,300	(1,000)	(77%)
Structured Wiring Labor and Material	1,031	448	583	130%
Broadband Services Costs	1,729	2,856	(1,127	(39%)
Depreciation and Amortization	1,158	1,141	17	1%
Other Manufacturing Costs	__	26	(26)	(100%)
Total Cost of Goods Sold	$8,908	$12,387	$(3,479)	$(28%)

For the year ended August 31, 2005, cost of goods sold decreased by $3,479,000, or 28%, to $8,908,000 from $12,387,000 as compared to the fiscal year ended August 31, 2004. The decrease of $3,479,000 in cost of goods sold is primarily attributable to (i) product costs of $2,295,000 associated with prior year product sales to a major customer and (ii) $1,127,000 of broadband service cost associated with the decline in recurring security monitoring contracts resulting from sale of security contracts to a major customer during the third and fourth quarters of 2005. The increase of $583,000 in structured wiring cost is primarily attributable to increased personnel costs needed to expand the company’s commercial customer base and pursue additional structured wiring opportunities.

Operating Expenses

The following table sets forth summarized operating expense information for the fiscal years ended August 31, 2005 and 2004:

	Year Ended August 31,
($ in thousands)	2005	2004	$ Change	% Change
Salaries and Related Costs	$5,734	$13,146	$(7,412)	(56%)
Advertising and Promotion	80	29	51	175%
Depreciation and Amortization	3,267	3,956	(689)	(17%)
Research and Development	776	557	219	39%
Other Support Costs	17,666	13,367	4,299	32%
Impairment, write-downs & restructuring costs	28,515	-	28,515	-
Total Operating Expenses	$56,038	$31,055	$24,983	80%

The following table breaks out “Other support costs” information as presented in the preceding table for the fiscal years ended August 31, 2005 and 2004:

	Year Ended August 31,
($ in thousands)	2005	2004	$ Change	% Change
Auto Related	43	22	21	94%
Bad Debt	568	2,643	(2,075)	(78%)
Delivery and Postage	42	47	(5)	(11%)
Fees	276	288	(12)	(4%)
Insurance and Office	922	425	497	117%
Professional and Contract Labor	11,532	6,818	4,714	69%
Rent	418	507	(89)	(18%)
Repairs and Maintenance	65	43	22	50%
Travel	453	237	216	91%
Taxes	2,794	1,474	1,320	90%
Telephone and Utilities	428	794	(366)	(46%)
Other	125	69	56	81%
Total Operating Expenses	$17,666	$13,367	$4,299	32%

For the fiscal year ended August 31, 2005, operating expenses increased by 80% to $56,038,000, as compared to $31,055,000 for the fiscal year ended August 31, 2004. The increases that occurred, as evidenced by the immediately preceding tables, are discussed below:

•
A $7,412,000 decrease in salaries and related costs. The decrease is primarily attributable to (i) a prior year non-cash expense of $4,493,000 incurred on the issuance of promissory notes upon the modification of outstanding options for 4,200,000 common shares and (ii) a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. In June 2005, the company entered into note exchange agreements whereby the note holders representing $2,086,000 agreed to accept 7,954,000 of the company’s common stock to fully satisfy such debt obligation. The remaining principal amount of $1,924,000 is currently in default and is accruing interest according to the terms of the original agreement. (See Note 2-Related Party Transactions.)

•	A $689,000 decrease in depreciation and amortization, due principally to disposition of assets and the completion of depreciation of certain capital assets.

•
A $219,000 increase in research and development expenses, primarily for product development and engineering activities associated with the company’s IPTV, set-top box and satellite communications product lines.

•
A $4,299,000 increase in other support costs, the components of which are set forth in the table above. The increase of $1,320,000 is attributable to a state sales tax assessment that is pending while under review, a $4,714,000 increase in professional fees that included cost associated with corporate compliance, auditors fees and consulting, and litigation, and $497,000 attributable to general liability and officer and director insurance coverage. These increases are offset by decreases of $2,075,000 in bad debt, $89,000 in rent expense and $366,000 in telephone and utilities.

•
A $28,515,000 increase in impairment primarily consisting of (i) an impairment charge of $23,912, 668 for the intangible assets of contract rights, customers relationships and other intangible assets primarily attributable to the BDS communities acquired in the January 2001 merger of Clearworks.net, Inc., and (ii) an impairment charge of $3,229,405 for certain Houston-area communities where broadband infrastructure had been installed. (See Note 5-Impairment of Long Live Assets and Note 6-Impairment of Goodwill and Other Intangible Assets for additional details.)

Net Loss

Net loss for the fiscal year ended August 31, 2005, was $57,010,000, compared to a net loss of $39,005,000 during the fiscal year ended August 31, 2004.

Fiscal Year Ended August 31, 2004, Compared to Fiscal Year Ended August 31, 2003

The following table sets forth summarized consolidated financial information for the fiscal years ended August 31, 2004 and 2003:

	Fiscal Year Ended August 31,
($ in thousands)	2004	2003	$ Change	% Change
Net Sales	$12,490	$11,593	$(897)	8%
Cost of Goods Sold	12,387	10,784	(1,603)	15%
Gross Profit	103	809	(706)	(87%)
Percent of Sales	0.8%	7.0%

Operating Expenses	31,055	31,884	(829)	(3%)
Loss from Operations	(30,952)	(31,075)	123	0%
Other Income (Expense)	(8,053)	(5,426)	(2,627)	48%
Net Loss	(39,005)	(36,501)	(2,504)	7%
Unrealized Holding Loss	(321)	(71)	(250)	352%
Comprehensive Loss	$(39,326)	$(36,572)	$(2,754)	8%

Sales Information

Set forth below is a table presenting the revenue derived from our business for the fiscal years ended August 31, 2004 and 2003:

($ in thousands)	Fiscal Year Ended August 31,
Business Segment	2004	% of Total	2003	% of Total	$ Change	% Change
Structured Wiring	$678	5%	$3,692	32%	$(3,014)	(82%)
Broadband Services	5,525	44%	2,809	24%	2,716	97%
Products	6,190	50%	3,342	29%	2,848	85%
Other	97	1%	1,750	15%	(1,653)	(95%)
Total	$12,490	100%	$11,593	100%	$897	8%

For the fiscal year ended August 31, 2004, net sales increased to $12.5 million from $11.6 million during the fiscal year ended August 31, 2003. The overall increase of 7.7% was attributable to a $1.4 million increase in the company’s product sales of IP set-top boxes and an increase of $2.7 million in the company’s BDS sales; offset by decreases of $3 million in structured wiring operations and a $1.7 million decrease in other sales. The $2.8 million increase in the company’s Products segment was primarily attributable to shipment of IP set-top boxes and related equipment to a major customer. The $2.7 million increase in sales of the company’s broadband services was primarily attributable to contracts valued at $3.1 million executed by the company’s security-monitoring subsidiary, D.S.S. Security, Inc., against which the company realized sales of $2.9 million during the fiscal year ended August 31, 2004.

Without giving effect to the security monitoring contract transactions of $2.9 million, the company’s base broadband services sales decreased by approximately $158,000 in the fiscal year ended August 31, 2004, primarily attributable to the exit from the unprofitable Austin, Texas BDS market discussed in prior periods, and the decline in recurring security monitoring sales resulting from the sale of certain security monitoring contracts in the company’s portfolio to Sweetwater Capital, LLC. The $3 million decrease in structured wiring sales corresponded to the company’s previously announced strategy to no longer pursue structured wiring and commercial cabling opportunities on a direct basis outside of the its BDS model. The $1.7 million decrease in other sales was primarily attributable to the other sales components from various operating segments that were divested or phased out during fiscal 2004.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the fiscal years ended August 31, 2004 and 2003:

	Year Ended August 31,
($ in thousands)	2004	2003	$ Change	% Change
Direct Labor and Related Costs	$1,244	$2,195	$(951)	(43%)
Products and Integration Service	5,372	2,773	2,599	94%
Impairment Slow Moving & Obsolete Inventory	1,300	2,627	(1,327)	(51%)
Structured Wiring Labor and Material	448	1,774	(1,326)	(75%)
Broadband Services Costs	2,856	903	1,953	216%
Depreciation and Amortization	1,141	456	685	150%
Other Manufacturing Costs	26	56	(30)	(54%)
Total	$12,387	$10,784	$1,603	15%

For the fiscal year ended August 31, 2004, cost of goods sold increased 14.9% to $12.4 million from $10.8 million compared to the fiscal year ended August 31, 2003. The overall increase of $1.6 million was primarily attributable to the shipment of IP set-top boxes and the purchase and resale of certain related equipment. The company’s overall gross profit percentage was 1% and 7% for the fiscal years ended August 31, 2004 and 2003, respectively. This substantial decrease in gross profit percentage is primarily attributable to a heavy sales mix of product shipments of IP set-top boxes and the dilutive effect of the purchase and resale of certain related equipment versus the prior fiscal year; the dilutive effect of the security monitoring transactions recorded in the fiscal year ended August 31, 2004, i.e., sales recorded of $2.9 million with corresponding cost of sales of $1.9 million, the decision to no longer pursue structured wiring outside of its BDS model, and an increase in depreciation expenses associated with the build-out of the company’s BDS infrastructure.

Operating Expenses

The following table sets forth summarized operating expense information for the fiscal years ended August 31, 2004 and 2003:

	Year Ended August 31,
($ in thousands)	2004	2003	$ Change	% Change
Salaries and Related Costs	$13,146	$6,102	$7,044	115%
Advertising and Promotion	29	247	(218)	(88%)
Depreciation and Amortization	3,956	4,776	(820)	(17%)
Research and Development	557	411	146	36%
Other Support Costs	13,367	12,737	630	5%
Impairment, write-downs & restructuring costs	0	7,611	(7,611)	(100%)
Total Operating Expenses	$31,055	$31,884	$(829)	(3%)

The following table breaks out other support costs information for the fiscal years ended August 31, 2004 and 2003:

	Year Ended August 31,
($ in thousands)	2004	2003	$ Change	% Change
Auto Related	$22	$19	$3	16%
Bad Debt	2,643	2,177	466	21%
Delivery and Postage	47	95	(48)	(51%)
Fees	288	418	(130)	(31%)
Insurance and Office	425	437	(12)	(3%)
Professional and Contract Labor	6,818	6,129	689	11%
Rent	507	1,183	(676)	(57%)
Repairs and Maintenance	43	47	(4)	(9%)
Travel	237	377	(140)	(37%)
Taxes	1,474	170	1,304	767%
Telephone and Utilities	794	1,394	(600)	(43%)
Other	69	291	(222)	(76%)
Total Operating Expenses	$13,367	$12,737	$630	5%

For the fiscal year ended August 31, 2004, operating expenses decreased by 3% to $31.1 million as compared to $31.9 million for the fiscal year ended August 31, 2003. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $7 million increase in salaries and related costs. The increase was attributable to an expansion of executive and general management compensation expenses, increased Board of Director compensation expense, and compensation expense associated with stock option exercises and severance. In addition, compensation for certain officers and key employees under incentive clauses of their employment contracts (i) includes a non-cash expense of $4.5 million incurred upon the modification of warrants for 4.2 million shares and (ii) reflects a guaranteed compensation of the modified warrants equivalent to $1.75 less the warrant strike price.

•	A decrease of $833,000 in depreciation and amortization, due principally to the prior year disposition of assets in subsidiaries that are no longer active.

•
A $630,000 increase in other support costs, the components of which are set forth on the table included immediately above. Included in this increase is a $1.3 million increase in property taxes recorded against the company’s BDS infrastructure, a $687,000 increase in professional and contract labor, and a $466,000 increase in bad debt; offset by a $676,000 decrease in rent expense and a $597,000 decrease in telephone and utilities.

•
A $159,000 increase in research and development expenses, primarily consisting of the company’s continued investment in HDTV-ready IP set-top boxes for hospitality and broadband customers and the SatMAX satellite voice and data communications products for military, government and commercial customers.

Changes in Cash Flow

The company’s operating activities increased net cash used to $11,827,000 in the year ended August 31, 2005, compared to use of net cash of $3,493,000 in the year ended August 31, 2004. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company’s net operating loss, net of $36,076,000 non-cash charges combined with $9,107,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, other assets, prepaid expenses, accounts payable and accrued expenses. The company’s investing activities used net cash of $611,000 in the year ended August 31, 2005, compared to use of net cash $1,216,000 in the year ended August 31, 2004. The decrease was due primarily to proceeds from sale of assets held for sale and direct finance leasing. The company’s financing activities provided net cash proceeds of $14,407,000 in the year ended August 31, 2005, compared to $5,936,000 of cash provided in the year ended August 31, 2004. The increase resulted from net proceeds of $11,309,000 from the sale of 45.795 million shares of common stock to certain accredited investors and $1,949,000 from the exercise of stock options.

Liquidity and Capital Resources

At August 31, 2005, the company’s current assets totaled $8,370,000 (including cash and cash equivalents of $4,223,000 of which $203,000 is cash restricted). Total current liabilities were $18,809,000, which gave the company a negative working capital of $10,439,000. The company has funded operations through a combination of utilizing cash on hand, issuing common stock to settle current liabilities and raising additional capital through the sale of its securities.

In order to preserve cash, the company has historically used company stock to retire certain liabilities on a negotiated basis. During the year ended August 31, 2005, the company retired $7,007,000 in debt with stock versus cash. The company expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of the company’s common stock. At this time, the company is not able to quantify the amount of common stock that may need to be issued to retire current or future debts, and there is no assurance that this strategy will be successful in the future.

Historically, the company has financed operations through the sale of debt and equity securities. During the year ended August 31, 2005, the company raised $13,958,000 cash through the issuance of common stock upon the exercise of derivative securities. The company currently does not have credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. The company will continue to rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the third quarter of 2006. If we are unable to raise sufficient capital from external sources to fund our operations for the foreseeable future, the company may need to sell assets to meet working capital needs or curtail certain operations.

Contractual Obligations

The following table sets forth contractual obligations as of August 31, 2005:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$61	$61	$—	$—	$—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,175	300	875	—	—
Purchase Obligations and Commitments	3,000	600	1,800	600	—
Total	$4,236	$961	$2,675	$600	$—

The company’s contractual obligations consist of long-term debt as set forth in Note 8-Notes Payable to the company’s financial statements, certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 16-Commitments and Contingent Liabilities to the company’s financial statements), and a purchase obligation to share monthly satellite transponder costs associated with the delivery of the company’s IPTVComplete service.

LLV Broadband, LLC Agreement

In August 2005, the company and Neva Holdings, LLC (“Neva”), executed an agreement whereby the parties agreed to terminate the Restated Limited Liability Company Agreement (“LLC Agreement”) that the parties entered into on November 23, 2004. The termination of the agreement provides for the company’s withdrawal as a member of LLV Broadband, LLC (“LLC”), and complete release from any future obligations under the LLC Agreement. The terms and conditions of the LLC Agreement called for the company to participate in the construction, development and operation of a system for the provision of a range of broadband, entertainment and communications services to the commercial, recreational and residential buildings located within the Lake Las Vegas Resort and surrounding geographical areas. Under the terms of the LLC Agreement, the company was required to make a capital contribution of between $3 million and $5 million to fund ongoing development and operating activities. The parties initially estimated that the LLC’s gross revenues would be approximately $15.5 million over a six-year period through the year 2010. As a result of the termination, the company will not be required to make any additional capital contributions to the LLC and will not recognize any revenues from the LLC. The company will not incur any early termination penalties associated with the termination of the LLC Agreement.

The service agreement entered into by the company and the LLC in July 2003 remained in effect until November 4, 2005. Under this agreement, the company provided video content, network monitoring and billing services to the LLC according to a previously agreed-to fee arrangement until November 4, 2005.

Off-Balance Sheet Arrangements

As of August 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES

Management strives to report the financial results of the company in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. These judgments and estimates are based on past events and expectations of future outcomes. Actual results may differ from our estimates.

Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our more significant accounting policies and how they are applied in the preparation of the financial statements.

Impairment Assessment

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability.

The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets. Eagle has intangible assets related to goodwill, contracts, customers and subscribers. For the year ended August 31, 2005, the company determined there had been significant erosion of contracts, customers and subscribers primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

The company evaluated and considered two separate methodologies in conducting the analysis and selected the approach assigning the greater value realized from the present value technique or the quoted market approach. The following factors were considered (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business.

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2005, management determined an impairment charge of $23,912,668 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Eagle assessed the fair value of goodwill as of August 31, 2005 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value. Eagle assessed the fair value of the intangible assets as of August 31, 2004 and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value.

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The company’s market capitalization as of year ending August 31, 2005 has been below its shareholder equity which indicated the need to test for recoverability. The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business. Utilizing a fair value standard as set forth in SFAS 144 as of August 31, 2005, management determined an impairment of $3,229,405 existed for certain Houston-area communities where broadband infrastructure had been installed. (See Note 5-Impairment of Long-Lived Assets.)

During the second quarter of 2005, the company also determined an impairment loss existed primarily for Link-Two Communications, Inc. assets. Management determined that the value of the assets was nominal after a review of the marketplace and recorded an impairment loss of $1,050,000. (See Note 5-Impairment of Long-Lived Assets.)

During the fourth quarter of 2005, the company had an additional impairment charge of $322,792 on assets held for sale.
(See Note 7-Assets Held for Sale.)

Revenue Recognition

The company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc., Eagle Broadband Services, Inc., D.S.S. Security, Inc. and EBI Funding Corporation, names.

Eagle adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect to Eagle’s results of operations. Eagle’s contracts that contain multiple elements as of August 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle’s deferred revenues historically have consisted primarily of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. The company has deferred revenue from the sale of security monitoring contracts, both purchased and owned until the contract provisions are fulfilled. The company has a twelve-month holdback provision for security contracts sold to a major customer during fiscal 2005. Eagle had deferred revenues of $623,000 as of August 31, 2005, which of this total, $465,608 is deferred for the security contracts sold to a major customer. As of August 31, 2004, the company had deferred revenues of $96,000.

Eagle Broadband, Inc.

Eagle designs, manufactures and markets various hardware, software and systems, along with other equipment used in the delivery of broadband, video entertainment and communications services. Revenues from these products are recognized when the product is shipped. Eagle Broadband Inc.’s international product revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments.

The company designs, manufactures and markets a complete line of MediaPro IP set-top boxes. Eagle recognizes revenue when set-top boxes are shipped to the customer. The company’s set-top box revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, the company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

The company engages independent agents, resellers and distributors for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these agreements, these third parties provide the company with sales leads. The transactions from these third parties are subject to Eagle’s approval prior to sale. In certain circumstances, the sales agent or reseller/distributor receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These transactions are not a significant portion of total sales in any of the periods presented. Eagle’s Broadband, Inc., revenues are reported under the category “Products” on the company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments.

The company sells and installs structured wiring and related customer premise equipment in residential customers’ homes. This company recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of customer premise equipment to the homebuyers. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. (BDS)

Eagle Broadband Services, Inc. provides broadband bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which can include telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. The revenues are reported under the category “Broadband Services” on the company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “EBS/DSS” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. For consistency with prior period reporting, Eagle’s communications services revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. For consistency with prior period reporting, Eagle’s technology services product revenues are reported under the category “Products” while the services components are reported under the category “Other” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “UCG” within Note 20-Industry Segments.

D.S.S. Security, Inc. (d/b/a Eagle Broadband Security)

D.S.S. Security, Inc. provides security monitoring services to residential and commercial customers, purchases, bundles and resells contracts from its own portfolio to independent third-party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle’s security services revenues are reported under the category “Broadband Services” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “EBS/DSS” within Note 20-Industry Segments.

Receivables

For the fiscal year ended August 31, 2005, Eagle accounts receivable increased to $1,890,000 from $1,470,000 at August 31, 2004. The majority of this increase was due to the sale of retail security contracts to a major customer in the third and fourth quarter of fiscal 2005 in the amount, net of hold back, of $1,545,447 and $582,553, respectively.

The company’s accounts receivable aging as measured by days sales outstanding (DSO) totaled 47 days at August 31, 2005, and 29 days at August 31, 2004, on an adjusted basis after recording the write-offs and reserves. The increase in DSO from 29 days at August 31, 2004, to 47 days at August 31, 2005, was primarily attributable to a customer that delayed payment on a significant portion of a set-top box order due to a disagreement related to operability issues with the set-top boxes. The company has resolved these issues with the customer and expects to collect more than 80% of the outstanding receivable. The remaining amount due on this order has been reserved in the company’s allowance for doubtful accounts.

Allowance for Doubtful Accounts

The company’s allowance for doubtful accounts totaled $2,688,000 and $2,396,000 for the years ended August 31, 2005 and 2004, respectively. These allowances for doubtful accounts amounts represented 59% and 62% of the gross accounts receivable balances for the years ended August 31, 2005 and 2004, respectively; while they likewise represented 82% and 7% of the company’s greater than 90-day accounts for these same respective time periods.

The company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The company also takes into account its prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the company believes that its allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

Earnings are charged with a provision for doubtful accounts based on collection experience and current review of the collectibility of accounts receivable. Accounts receivables deemed uncollectible are charged against the allowance for doubtful accounts.

Inventory

Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At August 31, 2005, Eagle’s inventory totaled $802,000 as compared to $403,000 at August 31, 2004. The majority of this increase is in the company’s work in process inventory anticipating plan customer orders in the near future. In the year ended August 31, 2005, the company had an impairment charge of $300,000 related to a partial impairment of inventory on hand as of August 31, 2004.  Management had reasonably identified prospects for this inventory at August 31, 2004, which did not materialize as planned in fiscal 2005.  At the end of fiscal 2004, management incorporated “just in time” inventory practices to avoid inventory obsolesce. The company continues to outsource production as needed based on contract orders from customers.

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Currently, there would be no effect of this proposed statement on our financial position and results of operations.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The company intends to adopt SFAS 123R prospectively commencing in the second quarter of the fiscal year ending August 31, 2006, and it will have a significant impact on the consolidated statement of operations as the company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan. It is expected that the adoption of SFAS 123R will cause the company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Eagle’s financial statements as of August 31, 2005 and 2004, and for each of the years in the three-year period ended August 31, 2005, together with the Reports of our Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This section includes information concerning the controls and controls evaluation referred to in those certifications. Page F-2 of this Form 10-K sets forth the report of Lopez, Blevins, Bork & Associates, LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the auditor’s report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by a third-party consultant and our Accounting Department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of August 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by a third-party consultant and our Accounting Department.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Lopez, Blevins, Bork & Associates, LLP, audited management’s assessment and independently assessed the effectiveness of the company’s internal control over financial reporting. Lopez, Blevins, Bork & Associates, LLP, has issued an attestation report concurring with management’s assessment, which is included at Page F-2 of this Form 10-K.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following sets forth certain information about our directors. Each director holds office until his or her successor is duly elected or appointed and qualified or until his or her death, retirement, disqualification, resignation or removal, if earlier. Information about our executive officers can be found in Part I, Item 1.

C. J. (Jim) Reinhartsen (age 62) has served as a Director since November 2002 and as Chairman since April 2005. Since 1993, Mr. Reinhartsen has served as President of the Clear Lake Area Economic Development Foundation (CLAEDF), which in 2003 he renamed the Bay Area Houston Economic Partnership. From 1988 to 1993, when he retired with 30 years service at Grumman, Mr. Reinhartsen was Vice President and General Manager for the Grumman Houston Corporation headquartered in Houston, Texas.

Robert L. Bach (age 56) has served as a Director since October 2005. Mr. Bach is an attorney with the Minneapolis, Minnesota law firm of Felhaber, Larson, Fenlon & Vogt, P.A., where he has practiced for 28 years. Mr. Bach is a civil trial specialist certified by the Minnesota State Bar Association. He received his J.D. from the University of Minnesota Law School and his B.A. from the University of Iowa.

Dr. H. Dean Cubley (age 63) has served as a Director since March 1996, was chief executive officer from March 1996 to October 2003 and president from March 1996 until September 2001. Dr. Cubley has served as chairman of ERF Wireless, Inc. since 2004. From 1965 to 1984, Dr. Cubley worked for the NASA Manned Spacecraft Center in the Electromagnetic Systems Branch of the Engineering and Development Directorate. Dr. Cubley holds a Ph.D. in electrical engineering from the University of Houston and B. S. and M. S. in electrical engineering from the University of Texas.

Dr. Glenn Goerke (age 73) has served as a Director since March 2000. Dr. Goerke is president emeritus of the University of Houston and currently serves as a director of The Institute for the Future of Higher Education. He has served as vice president of Edusafe Systems, Inc. since 1996. From 1995 to 1997, Dr. Goerke served as president of the University of Houston. From 1991 to 1995, he served as president of the University of Houston - Clear Lake. Dr. Goerke holds a Ph.D. in Adult and Higher Education from Michigan State University and M.A. and B.A. degrees from Eastern Michigan University.

Lorne Persons (age 58) has served as Director since March 2003. He has been a sales executive in the Insurance Industry since 1975. Since 1995, Mr. Persons has served as President of National Insurance Marketing Corporation, Aurora, Colorado, and is currently contracted to National States Insurance Company as a regional sales and recruiting director in a five-state area.

Judge James D. Yarbrough (age 49) has served as a Director of Eagle since October 2004. Since 1995, Judge Yarbrough has served as Chief Executive Officer and County Judge of Galveston County. From 1989 to 1994, Judge Yarbrough was the founder and President of James D. Yarbrough & Company. He also serves as a Director at American National Insurance Company, where he is Chairman of its Compensation Committee, and a member and financial expert for its Audit Committee.

Board Committees

Our Board of Directors has an executive committee, an audit committee, a compensation committee and a nominating committee.

Executive Committee

The Executive Committee of the Board consists of the Chairman of the Board, the Chairman of the Audit Committee, and the Chief Executive Officer of the company. The Executive Committee has the authority to consider and make decisions on all matters requiring Board approval that arise between scheduled meetings of the Board, including the authority to authorize the sale and issuance of shares of the company. However, the Executive Committee has no authority with respect to matters where action of the entire Board is required to be taken by Article 2.36B of the Texas Business Corporation Act.

Audit Committee

The Audit Committee of the Board consists of three non-employee directors: Messrs. Goerke, Bach and Yarbrough (Audit Committee Chair). Each of Messrs. Goerke, Bach and Yarbrough are independent as defined in the listing standards of the American Stock Exchange. The Audit Committee engages the company’s independent auditors, reviews the company’s financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and the company’s independent auditors prior to the presentation of financial statements to shareholders and, as appropriate, initiates inquiries into aspects of the company’s internal accounting controls and financial affairs.

Compensation Committee

The Compensation Committee of the Board reviews and approves salaries and incentive compensation for the company’s executive officers. The Compensation Committee consists of three, non-employee directors: Messrs. Goerke, Persons and Reinhartsen (Compensation Committee Chair). Messrs. Goerke, Persons and Reinhartsen are independent as defined in the listing standards of the American Stock Exchange.

Nominating Committee

The Nominating Committee is a new standing committee of the Board effective as of October 2004 created to review and approve candidates for election and to fill vacancies on the Board. The Nominating Committee consists of five non-employee directors: Messrs. Goerke (Nominating Committee Chair), Persons, Bach, Reinhartsen and Yarbrough. Each of Messrs. Goerke, Persons, Bach, Reinhartsen and Yarbrough are independent as defined in the listing standards of the American Stock Exchange.

Director Compensation

Directors receive an annual fee of $20,000, which is paid quarterly. The Chairman of the Board receives an additional fee of $55,000 annually, which is paid monthly. Committee chairmen receive an annual fee of $5,000, with the exception of the Audit Committee chairman, who receives an annual fee of $10,000, which are all paid quarterly. Directors receive $1,500 for each of the six regular meetings attended each year and $1,000 for each regularly scheduled committee meeting attended. During the fiscal year ended August 31, 2004, directors received options to purchase 50,000 shares of common stock. In October 2005, directors received options to purchase 100,000 shares of common stock. Directors are also eligible to receive grants of restricted stock based on the attainment of certain objectives by the company. Company employees that also serve as directors do not receive the abovementioned fees, stock options or restricted stock.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of three, non-employee directors, Messrs. Goerke, Persons and Reinhartsen (Compensation Committee Chair). None of the members of the Compensation Committee has been or is an officer or employee of the company. None of the company’s executive officers serves on the Board of Directors or compensation committee of a company that has an executive officer that serves on the company’s Board or Compensation Committee. No member of the company’s Board is an executive officer of a company in which one of the company’s executive officers serves as a member of the Board of Directors or Compensation Committee of that company.

Code of Ethics for the Chief Executive Officer and Chief Financial Officer

Eagle maintains a Code of Ethics for the Chief Executive Officer and Chief Financial Officer. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. They also incorporate our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The full text of the Code is published on our web site at www.eaglebroadband.com/coe.asp. The company will provide its Code of Ethics free of charge upon request.

The information appearing in our definitive proxy statement for the 2006 annual meeting of shareholders (“2006 Proxy Statement”) under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

Item 11. Executive Compensation.

The information appearing in our 2006 Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Compensation Committee Interlocks and Insider Participation” is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2006 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information appearing in our 2006 Proxy Statement under the headings “Report of the Audit Committee” and “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements: See Part II, Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: See “Schedule II-Valuation and Qualifying Accounts” on page F-28 of this Form 10-K.

3. Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Form 10-KSB for the fiscal year ended August 31, 2001, filed November 16, 2001).

4.1
Purchase Agreement by and between Eagle Broadband, Inc. and Investors dated October 2, 2003, including registration rights and security agreement attached as an exhibit thereto (Incorporated by reference to Exhibit 10.1 of Form S-3, file no. 333-109481, filed October 3, 2003).\

4.2	Q-Series Bond Agreement (Incorporated by reference to Exhibit 10.3 of Form S-3, file no. 333-106074, filed June 12, 2003).

4.3	Addendum to Q-Series Bond Agreement (Incorporated by reference to Exhibit 10.4 of Form S-3, file no. 333-106074, filed June 12, 2003).

4.4	Form of Subscription Agreement for Q Series Bond, between Eagle Broadband and certain investors (Incorporated by reference to Exhibit 10.5 of Form S-3, file no. 333- 106074, filed June 12, 2003).

10.1
Securities Purchase Agreement between Eagle Broadband, Inc., and the Purchasers identified on the signature pages thereto, dated August 2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed August 18, 2005).

10.2
Registration Rights Agreement between Eagle Broadband, Inc., and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed August 18, 2005).

10.3
Securities Purchase Agreement between Eagle Broadband, Inc., and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed February 18, 2005).

10.4	1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-72645, filed February 19, 1999).

10.5	2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-97901, filed August 9, 2002).

10.6	Amendment to the 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-102506, filed January 14, 2003).

10.7	2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-103829, filed March 14, 2003).

10.8	Amendment to the 2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-105074, filed May 8, 2003).

10.9	Amendment No. 2 to the 2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-109339, filed October 1, 2003).

10.10	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-110309, filed November 6, 2003).

10.11	June 2004 Compensatory Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-117690, filed July 27, 2004).

10.12	2005 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

10.13	Employment Agreement between Eagle Broadband, Inc. and Eric Blachno (Incorporated by reference to Exhibit 10.13 of Form 10-K/A for the fiscal year ended August 31, 2004, filed December 29, 2004).

Exhibit Number	Description

10.14	Amended and Restated Employment Agreement between Eagle Broadband, Inc. and David Micek (Incorporated by reference to Exhibit 10.12 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

23.1	Consent of Lopez, Blevins, Bork and Associates, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BROADBAND, INC.
(Registrant)

By:	/s/ DAVID MICEK
David Micek President and Chief Executive Officer
Date: November 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MICEK	Chief Executive Officer and Director	November 29, 2005
David Micek	Principal Executive Officer

/s/ ERIC BLACHNO	Chief Financial Officer	November 29, 2005
Eric Blachno	Principal Financial Officer

/s/ JULIET MARKOVICH	Corporate Controller & Principal Accounting Officer	November 29, 2005
Juliet Markovich	Principal Accounting Officer

/s/ ROBERT BACH	Director	November 29, 2005
Robert Bach

/s/ H. DEAN CUBLEY	Director	November 29, 2005
H. Dean Cubley

/s/ GLENN GOERKE	Director	November 29, 2005
Glenn Goerke

/s/ LORNE PERSONS	Director	November 29, 2005
Lorne Persons

/s/ C. J. REINHARTSEN	Director	November 29, 2005
C. J. Reinhartsen

/s/ JAMES YARBROUGH	Director	November 29, 2005
James Yarbrough

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eagle Broadband, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Eagle Broadband, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of Eagle Broadband, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. as of August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2005 expressed an unqualified opinion thereon.

/s/ Lopez, Blevins, Bork and Associates, LLP

Lopez, Blevins, Bork and Associates, LLP
Houston, Texas

November 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eagle Broadband, Inc.
Houston, Texas

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Eagle Broadband, Inc. maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Eagle Broadband, Inc. maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Eagle Broadband, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eagle Broadband, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2005 and our report dated November 18, 2005 expressed an unqualified opinion thereon.

/s/ Lopez, Blevins, Bork and Associates, LLP

Lopez, Blevins, Bork and Associates, LLP
Houston, Texas

November 18, 2005

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

	(Thousands of dollars) August 31,
	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$4,020	$2,051
Cash in Restricted Account	203	—
Securities Available for Sale	—	551
Accounts Receivable, net	1,890	1,470
Inventories	802	403
Net investment in direct financing leases	525	291
Other Assets	298	—
Prepaid Expenses	632	327
Total Current Assets	8,370	5,093

Property and Equipment
Operating Equipment	32,298	36,415
Less: Accumulated Depreciation	(8,994)	(7,837)
Total Property and Equipment	23,304	28,578

Other Assets
Net investment in direct financing leases	853	623
Goodwill, net	4,095	4,095
Contract rights, net	2,921	21,678
Customer relationships, net	831	5,431
Other Intangible assets, net	859	4,034
Other Assets	680	679
Total Other Assets	10,239	36,540

Total Assets	$41,913	$70,211

Current Liabilities
Accounts Payable	$6,640	$4,445
Stock Payable	2,008	—
Accrued Expenses	9,477	9,647
Notes Payable	61	5,920
Deferred revenue	623	96
Total Current Liabilities	18,809	20,108

Shareholders’ Equity
Preferred Stock - $0.001 par value
5,000,000 shares authorized, none issued	—	—
Common Stock - $0.001 par value
350,000,000 shares authorized, 288,211,275 and 205,508,662 issued and outstanding at August 31, 2005 and 2004, respectively	288	206
Additional Paid in Capital	236,932	208,051
Accumulated Deficit	(214,116)	(157,106)
Accumulated Comprehensive Income (Loss)	—	(1,048)
Total Shareholders’ Equity	23,104	50,103

Total Liabilities and Shareholders’ Equity	$41,913	$70,211

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Thousands of dollars, except per share amounts) For the years ended August 31,
	2005	2004	2003
Net Sales
Structured wiring	$1,343	$678	$3,692
Broadband services	4,348	5,525	2,809
Products	2,770	6,190	3,342
Other	131	97	1,750
Total Sales	8,592	12,490	11,593

Costs of Goods Sold
Direct Labor and Related Costs	1,613	1,244	2,195
Products and Integration Service	3,077	5,372	2,773
Impairment Slow Moving & Obsolete Inventory	300	1,300	2,627
Structured Wiring Labor and Materials	1,031	448	1,774
Broadband Services Costs	1,729	2,856	903
Depreciation and Amortization	1,158	1,141	456
Other Manufacturing Costs	—	26	56
Total Costs of Goods Sold	8,908	12,387	10,784
Gross Profit	(316)	103	809

Operating Expenses
Salaries and Related Costs	5,734	13,146	6,102
Advertising and Promotion	80	29	247
Depreciation and Amortization	3,267	3,956	4,776
Other Support Costs	17,666	13,367	12,737
Research and Development	776	557	411
Impairment, Write-Downs & Restructuring Costs	28,515	—	7,611
Total Operating Expenses	56,038	31,055	31,884

Loss from Operations	(56,354)	(30,952)	(31,075)

Other Income/(Expenses)
Interest Income	36	32	68
Interest Expense	(768)	(8,325)	(5,494)
Gain (Loss) on Sale of Assets	(16)	240	—
Gain (Loss) on Sale of Marketable Securities	(899)	—	—
Gain (Loss) on Extinguishment of Debt	991	—	—
Total Other Income (Expense)	(656)	(8,053)	(5,426)

Net Loss	(57,010)	(39,005)	(36,501)

Other Comprehensive Loss
Unrealized Holding Loss	—	(321)	(71)
Total Other Comprehensive Loss	—	(321)	(71)

Comprehensive Losses	$(57,010)	$(39,326)	$(36,572)

Net Loss per Common Share
Basic	(0.24)	(0.21)	(0.38)
Diluted	(0.24)	(0.21)	(0.38)
Comprehensive Loss	(0.24)	(0.21)	(0.38)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock					Accumulated	Total
(Shares and dollars in thousands)	Shares	Value	Preferred Stock	Additional Paid in Capital	Retained Earnings	Comprehensive Income	Shareholders' Equity
Shareholders’ Equity at September 1, 2002	73,051	$73	—	$158,731	$(81,600)	$(656)	$76,548

Net Loss	—	—	—	—	(36,501)	—	(36,501)

New Stock Issued
For Services and Compensation	7,437	7	—	1,813	—	—	1,820
For Property and Other Assets	14,938	15	—	3,032	—	—	3,047
For Retirement of Debt and Liabilities	50,816	51	—	13,827	—	—	13,878
For Employee Stock Option Plan	1,647	2	—	180	—	—	182

Syndication Costs	—	—	—	(368)	—	—	(368)

Treasury Stock	(442)	(1)	—	(198)	—	—	(199)

Unrealized Holding Loss	—	—	—	—	—	(71)	(71)

Shareholders’ Equity at August 31, 2003	147,447	147	—	177,017	(118,101)	(727)	58,336

Net Loss	—	—	—	—	(39,005)	—	(39,005)

New Stock Issued
For Services and Compensation	11,016	12	—	6,335	—	—	6,347
For Retirement of Debt and Liabilities	47,046	47	—	13,294	—	—	13,341
Stock-Based Compensation	—	—	—	4,493	—	—	4,493
Beneficial Conversion Features on
Convertible Debentures	—	—	—	6,912	—	—	6,912

Unrealized Holding Loss	—	—	—	—	—	(321)	(321)

Shareholders’ Equity at August 31, 2004	205,509	206	—	208,051	(157,106)	(1,048)	50,103

Net Loss	—	—	—	—	(57,010)	—	(57,010)

New Stock Issued
For services and compensation	5,119	5	—	2,339	—	—	2,344
For retirement of debt and accrued liabilities	27,663	27	—	13,334	—	—	13,361
Proceeds from sale of common stock, net of expenses	45,795	46	—	11,263	—	—	11,309
Proceeds from exercise of options	4,125	4	—	1,945	—	—	1,949

Unrealized Holding Loss	—	—	—	—	—	1,048	1,048

Shareholders’ Equity at August 31, 2005	288,211	$288	—	$236,932	$(214,116)	$—	$23,104

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Thousands of dollars) For the year ended August 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net Loss	$(57,010)	$(39,005)	$(36,501)

Adjustments to Reconcile Net Loss to Net Cash:
Impairment and write-downs	28,815	1,300	10,238
Loss on sale of assets	16	611	—
Loss on sale of marketable securities	899	—	—
Gain on extinguishment of debt	(991)	—	—
Interest for beneficial conversion value	—	6,912	91
Depreciation and amortization	4,425	5,097	5,232
Stock issued for interest expense	568	108	2,477
Stock issued for services rendered	1,776	10,841	1,820
Provision for bad debt	568	2,643	2,177
(Increase)/decrease in accounts receivable	(988)	(1,750)	124
(Increase)/decrease in inventories	(699)	1,496	(910)
(Increase) in other assets	(1,003)	—	—
(Increase)/decrease in prepaid expenses	(305)	341	(311)
Increase/(decrease) in accounts payable	2,195	(1,016)	921
Increase in stock payable	2,008	—	—
Increase in accrued expenses	7,899	8,929	8,557
Total Adjustment	45,183	35,512	30,416
Net Cash Used for Operating Activities	(11,827)	(3,493)	(6,085)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(804)	(729)	(2,121)
Increase in Restricted Cash	(203)	—	—
Increase/(Decrease) in Deferred Costs	—	334	—
Increase/(Decrease) in Intangible Costs	(4)	(40)	—
Proceeds from the sale of Marketable Securities	700	842	434
Proceeds from Sale of Assets	367	—	—
(Increase)/Decrease in Other Assets	(1)	(452)	411
Gross Equipment Purchase for Direct Financing Leases	(971)	(1,212)	—
Principal Collections on Direct Financing Leases	305	41	—
Net Cash Used for Investing Activities	(611)	(1,216)	(1,276)

Cash Flows from Financing Activities
Increase/(Decrease) in Notes Payable & Long-Term Debt	1,149	5,936	7,297
Proceeds from Sale of Common Stock, Net	11,309	—	182
Proceeds from exercise of option	1,949	—	—
Syndication costs	—	—	(368)
Acquisition of Treasury Stock	—	—	(199)
Net Cash Provided by Financing Activities	14,407	5,936	6,912

Net Increase/(Decrease) in Cash	1,969	1,227	(449)
Cash at the Beginning of the Year	2,051	824	1,273
Cash at the End of the Year	$4,020	$2,051	$824

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Year for:
Interest	$70	$1,305	$3,288
Income taxes	$—	$—	$—

See Note 9-Supplemental Non-Cash Disclosure and Consolidated Statements of Changes in Shareholders’ Equity.

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements August 31, 2005

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Eagle Broadband, Inc. (the “Company” or “Eagle”), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The Company is a provider of broadband, Internet Protocol (IP) and communications technology and services. The Company’s product offerings include IPTVComplete™, the MediaPro line of standard and high definition IP set-top boxes; and the SatMAX™ satellite communications system that provides civilian government, military, homeland security and corporate customers with non-line-of-sight, satellite voice and data communications from any location on Earth.

A) Consolidation

At August 31, 2005, 2004, and 2003, the Company’s consolidated subsidiaries were: Eagle Broadband Services, Inc., EBI Funding Corporation, Etoolz, Inc., Atlantic Pacific Communications, Inc., Eagle Wireless International, Inc., Clearworks.net, Inc., Clearworks Communications, Inc., Clearworks Home Systems, Inc., D.S.S. Security, Inc., United Computing Group, Inc., and Link-Two Communications, Inc.

As of August 31, 2005, the Company’s active subsidiaries were: Eagle Broadband Services, Inc., D.S.S. Security, Inc., operating as Eagle Broadband Security, EBI Funding Corporation, and Etoolz, Inc. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, and Link-Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above, including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

B) Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities to be cash equivalents. The Company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

The Company had $4,020,000 and $2,051,000 of cash and cash equivalents invested in interest bearing accounts at August 31, 2005 and August 31, 2004, respectively.

In conjunction with the Company’s agreement with a third-party provider, the Company has an irrevocable Letter of Credit secured with restricted cash of $203,000 as of August 31, 2005.

C) Allowance Method Used to Record Bad Debts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company’s estimate is based on historical collection experience and a review of the current status of accounts receivable. The Company reviews its accounts receivable balances by customer for accounts greater than 90 days old and makes a determination regarding the collectibility of the accounts based on specific circumstances and the payment history that exists with such customers. The Company also takes into account its prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of its receivables. The Company also reviews its allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, the Company believes that its allowances for doubtful accounts fairly represent the underlying collectibility risks associated with its accounts receivable.

D) Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

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

E) Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. During the year ended August 31, 2005, the Company recorded an impairment loss of $4,279,405. (See Note 5.)

For the year ended August 31, 2004, management assessed long-lived assets for indicators of impairment and determined no impairment charge was required for fixed assets.

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

The impairment loss for long-lived assets has been allocated on a pro-rata basis using the relative carrying amounts of those assets, except that the loss allocated to an individual long-lived asset of the group has not reduced the carrying amount of that asset below its fair value. The adjusted carrying amount of the long lived assets is its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset.

F) Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

	August 31,
	2005	2004
Raw Materials	$126	$294
Work in Process	676	108
Finished Goods	—	1
	$802	$403

In the year ended August 31, 2005, the company had an impairment charge of $300,000 related to a partial impairment of inventory on hand as of August 31, 2004.  Management had reasonably identified prospects for this inventory at August 31, 2004, which did not materialize as planned in fiscal 2005.

G) Revenue Recognition

The Company designs, manufactures, markets and services its products and services under the names Eagle Broadband, Inc., Eagle Broadband Services, Inc., D.S.S. Security, Inc., doing business as Eagle Broadband Security, and EBI Funding Corporation.

Eagle adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 did not have a material effect on Eagle’s results of operations. Eagle’s contracts that contain multiple elements as of August 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle’s deferred revenues consist of billings in advance for cable, Internet, security and telephone services, which generally are between one and three months of services. Eagle’s deferred revenues also consist of revenues deferred in conjunction with a twelve-month holdback provision for two contracts executed in fiscal 2005 with Alarm Security Group LLC for purchases of security contracts. Eagle had deferred revenues of $623,000 and $96,000 as of August 31, 2005 and 2004, respectively.

Eagle Broadband, Inc.

Eagle designs, manufactures and markets various hardware, software and systems, along with other equipment used in the delivery of broadband, video entertainment and communications services. Revenues from these products are recognized when the product is shipped. Eagle Broadband Inc.’s international product revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments.

The Company designs, manufactures and markets a complete line of MediaPro IP set-top boxes. Eagle recognizes revenue when set-top boxes are shipped to the customer. The Company’s set-top box revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

The Company engages independent agents, resellers and distributors for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these agreements, these third parties provide the Company with sales leads. The transactions from these third parties are subject to Eagle’s approval prior to sale. In certain circumstances, the sales agent or reseller/distributor receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These transactions are not a significant portion of total sales in any of the periods presented. Eagle’s Broadband, Inc., revenues are reported under the category “Products” on the company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 20-Industry Segments.

The Company sells and installs structured wiring, audio and visual components to homes. Eagle recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of audio and visual components to the homebuyers. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. (BDS)

Eagle Broadband Services, Inc. provides bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which includes telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. The revenues are reported under the category “Broadband Services” on the Company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “EBS/DSS” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. For consistency with prior period reporting, Eagle’s communications services revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 20-Industry Segments.

Eagle Broadband Services, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. For consistency with prior period reporting, Eagle’s technology services product revenues are reported under the category “Products” while the services components are reported under the category “Other” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “UCG” within Note 20-Industry Segments.

D.S.S. Security, Inc. (d/b/a Eagle Broadband Security)

D.S.S. Security, Inc. provides security monitoring services to residential and commercial customers, purchases and resells and bundles and sells contracts from its own portfolio to independent third-party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle’s security services revenues are reported under the category “Broadband Services” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “EBS/DSS” within Note 20-Industry Segments.

Etoolz, Inc.

Etoolz, Inc. provides research and development support for all Eagle companies and does not currently provide billable services to independent third parties.

H) Research and Development Costs

Research and development expenditures are generally charged to operations as incurred. The Company performed research and development activities for internal projects related to its SatMAX non-line-of-sight communications system, IP set-top boxes and its multimedia entertainment centers. Research and development costs of $776,000, $557,000, and $411,000 were expensed for the years ended August 31, 2005, 2004, and 2003, respectively. No research and development services were performed for outside parties for the years ended August 31, 2005, 2004, and 2003.

I) Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, which requires a change from the deferral method to assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relate primarily to depreciation methods.

J) Net Earnings per Common Share

Net earnings per common share are shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding, plus any dilutive common stock equivalents. The components used for the computations are shown as follows, in thousands:

	2005	2004	2003
Weighted Average Number of Common Shares Outstanding Including:
Basic Common Stock Equivalents	241,234	185,046	95,465
Fully Diluted Common Stock Equivalents	241,234	185,046	95,465

K) Impairment of Other Intangible Assets

Our other intangible assets primarily include contract rights, customer relationships and other intangibles of licenses and permits and other acquired contracts. These intangible assets include the Company rights to deliver bundled digital services such as, Internet, telephone, cable television and security monitoring services to residential and business users. The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed impaired, the asset’s recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value: (i) quoted market prices in active markets, (ii) an estimate based on prices of similar assets, and (iii) an estimate based on valuation techniques. During the year ended August 31, 2005, the Company recorded an impairment loss of $23,912,668 related to intangible assets (see Note 6).

L) Impairment of Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Under current accounting pronouncement, the Company is required to annually assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the Company to determine if impairment in value has occurred. The Company updated its assessment as of August 31, 2005 and concluded that based on a valuation model incorporating expected future cash flows in consideration of historical cash flows and results to date, no impairment charge to goodwill was necessary. (See Note 6.)

M) Advertising Costs

Advertising costs are expensed when incurred. For the years ended August 31, 2005, 2004, and 2003, the Company expensed $80,000, $29,000, and $247,000, respectively.

N) Deferred Syndication Costs

Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

O) Use of Estimates

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

P) Marketable Securities

The Company adopted the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 130, “Accounting for Other Comprehensive Income.” The Company had securities available for sale that included shares of common stock and bonds. These investments have a fair market value of $0 and of $551,000 and are included in the Balance Sheet category “Securities Available for Sale” as of August 31, 2005 and 2004, respectively. (See Note 11.)

Q) Other Comprehensive Income

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Other Comprehensive Income,” effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available for sale. As stated, any unrealized holding gains or losses affiliated with these securities are carried below net income under the caption “Other Comprehensive Income.” For the fiscal years ended August 31, 2005, 2004 and 2003, other comprehensive loss was $0, $321,000, and $71,000, respectively.

R) Reclassification

The Company has reclassified certain assets, costs and expenses for the years ended August 31, 2005, 2004 and 2003, to facilitate comparisons.

S) Supporting Costs in Selling, General and Administrative Expenses

Other support costs for the years ended August 31, 2005, 2004, and 2003 are as follows, in thousands:

	2005	2004	2003

Auto Related	$43	$22	$19
Bad Debt	568	2,643	2,177
Delivery and Postage	42	47	95
Fees	276	288	418
Insurance and Office	922	425	437
Professional and Contract Labor	11,532	6,818	6,129
Rent	418	507	1,183
Repairs and Maintenance	64	43	47
Travel	453	237	377
Taxes	2,794	1,474	170
Telephone and Utilities	428	794	1,394
Other	126	69	291
Total	$17,666	$13,367	$12,737

T) Recent Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the “unusual in nature and infrequent of occurrence” criteria in APB 30. SFAS 145 is effective for fiscal years beginning after May 15, 2002, and, upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Company adopted SFAS 145 and related rules as of August 31, 2002. The adoption of SFAS 145 had no effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that costs associated with an exit or disposal activity be recognized only when the liability is incurred (that is, when it meets the definition of a liability in the FASB’s conceptual framework). SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 in the first quarter of fiscal 2003.

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

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Currently, there would be no effect of this proposed statement on our financial position and results of operations.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. Currently, there would be no effect of this proposed statement on its financial position and results of operations.

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the second quarter of the fiscal year ending August 31, 2006, and it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan. It is expected that the adoption of SFAS 123R will cause the Company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

U) Product Warranties

The Company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable. Historically, Eagle has not incurred any material warranty costs and, accordingly, Eagle has not accrued for these costs at August 31, 2005 and 2004. Eagle provides for the estimated cost of product warranties at the time it recognizes revenue. Eagle engages in product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of Eagle’s baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

V) Beneficial Conversion Values:

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

W) Direct Financing Leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the company investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding. All of our financing leases are for products related to the multi media industry. The term of our leases is typically 48 months and open ended leases, meaning that potential residual risk, or the difference between the fair market value of the equipment and the amount owed to us, lies with the customer.

NOTE 2 - Related Party Transactions

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

In June 2005, the Company entered into note exchange agreements with Jonathan Hayden, Billie Mize, John Nagel and David Weisman in which the Company issued 7,954,085 shares of its common stock to fully satisfy the Company’s outstanding guarantee obligations in the amount of $2,086,251, and any remaining obligations under the promissory notes. The note exchange agreements also fully satisfy the Company’s contingent guarantee obligation with respect to unexercised options held by Mr. Hayden and Mr. Nagel.

Dr. H. Dean Cubley, a director and former officer of the company, did not enter into the note exchange agreement. The remaining principal amount of $1,924,000 is currently in default and is accruing interest under the terms of the original agreement.

For the year ended August 31, 2005, accrued interest payable and interest expense was $154,922.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Year Ended August 31,
	2005	2004

Accounts receivable	$4,578	$3,866
Allowance for doubtful accounts	(2,688)	(2,396)
Accounts receivable, net	$1,890	$1,470

NOTE 4 - Property, Plant and Equipment and Intangible Assets

Components of property, plant and equipment are as follows (in thousands):

	Year Ended August 31,
	2005	2004
Automobile	$123	$143
Headend facility and fiber infrastructure	24,154	27,146
Furniture and fixtures	520	516
Leasehold improvements	183	133
Office equipment	1,027	1,023
Manufacturing and operating equipment	6,291	7,454
Total property, plant and equipment	$32,298	$36,415
Less accumulated depreciation	(8,994)	(7,837)
Net property, plant and equipment	$23,304	28,578

Eagle expenses repairs and maintenance against income as incurred, whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset, while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $65,000, $43,000 and $47,000 for the years ended August 31, 2005, 2004 and 2003, respectively, whereas it did not have any major improvements for the same time periods.

Eagle’s headend facilities and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise the Company’s main headend facility at its headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area. The Company determined that twenty-year straight-line depreciation method is appropriate for its headend facilities and fiber infrastructure based on industry standards for these asset types.

Components of intangible assets are as follows (in thousands):

	Year Ended August 31,
	2005	2004
Goodwill	$4,095	$4,095

Contract Rights	$11,847	$28,691
Accumulated amortization	(8,926)	(7,013)
	$2,921	$21,678

Customer Relationships	$3,067	$7,189
Accumulated amortization	(2,236)	(1,758)
	$831	$5,431

Other intangible assets	$3,937	$6,839
Accumulated amortization	(3,078)	(2,805)
	$859	$4,034

Total intangible assets	$22,946	$46,814
Total accumulated amortization	(14,240)	(11,576)
Net of amortization	$8,706	$35,238

NOTE 5 - Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The Company’s market capitalization as of year ending August 31, 2005 has been below its shareholder equity which indicated the need to test for recoverability. The Company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the Company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the Company operates and (iv) the underlying nature of Eagle’s operations and business. Utilizing a fair value standard as set forth in SFAS 144, as of August 31, 2005, management determined an impairment of $3,229,405 existed for certain Houston-area communities where broadband infrastructure had been installed.

During the second quarter of 2005, the Company also determined an impairment loss existed primarily for Link-Two Communications, Inc.’s assets. Management determined that the value of the assets was nominal after a review of the marketplace and recorded an impairment loss of $1,050,000.

NOTE 6 - Impairment of Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability.

The Company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets. Eagle has intangible assets related to goodwill, contracts, customers, and subscribers. For the year ended August 31, 2005, the Company determined there had been significant erosion of contracts, customers, and subscribers acquired in the January 2001 merger of Clearworks.net, Inc.

The Company evaluated and considered two separate methodologies in conducting the analysis and selected the approach assigning the greater value realized from the present value technique or the quoted market approach. The following factors were considered (i) current market conditions, (ii) the Company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the Company operates and (iv) the underlying nature of Eagle’s operations and business.

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2005, management determined an impairment charge of $23,912,668 existed for the intangible assets of contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

Eagle assessed the fair value of goodwill as of August 31, 2005 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value. Eagle assessed the fair value of the intangible assets as of August 31, 2004 and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value.

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

NOTE 7 - Assets Held for Sale

The Company entered into an agreement to repurchase security contracts for $1,003,316. Under the terms of the agreement, $985,000 of the $1,003,316 was offset against a receivable the Company had from the seller. These contracts are considered an asset held for sale and are included in other current assets. The company resold approximately 63% of the contracts during the fourth quarter of 2005 and recognized a loss on sale of assets of $15,735 as of August 31, 2005. The Company determined the fair value of the contracts as of August 31, 2005 was $298,000 and recorded an impairment charge of $322,792 to record the contracts at fair value as of August 31, 2005. The Company intends to sell the remainder of these contracts during fiscal 2006.

NOTE 8 - Notes Payable

The following table lists the Company’s note obligations as of August 31, 2005, and August 31, 2004 (in thousands):

	Annual		Year Ended August 31,
	Interest	Due
	Rate	Date	2005	2004

Notes Payable:
Investor group	8%	Demand	$—	$4,888
Q-Series bonds	12%	Various	—	744
Other	Various	Various	61	288
Total Notes Payable			$61	$5,920
Less current portion			61	5,920
Total long-term debt			$—	$—

Between October 30, 2003, and November 5, 2003, the Company sold approximately $4.1 million of convertible debt securities to 36 accredited investors. The securities consisted of $25,000, 12% five-year bonds. The bonds are due and payable upon maturity at the end of the five-year period. Interest on the bonds is payable at the rate of 12% per annum, and is payable semiannually. The bondholder may require the Company to convert the bond (including any unpaid interest) into shares of the Company’s common stock at any time during the first year but not thereafter. The conversion rates vary from $0.50 to $0.75 per share. During the years ended August 31, 2005 and 2004, all of the bonds were redeemed and converted for stock.

Eagle entered into a Securities Purchase Agreement dated June 2, 2004, with four accredited investors, pursuant to which Eagle agreed to sell, and the investors agreed to purchase, debentures in the principle amount of $4,888,400 bearing interest at the rate of 8% per annum, maturing in June 2007, convertible into an aggregate of 5,360,088 shares of Eagle common stock, together with five-year warrants to purchase an aggregate of 1,340,022 shares of Eagle common stock at an exercise price of $1.265 per share. During the year ended August 31, 2005, all of the bonds were redeemed and converted for stock.

NOTE 9 - Supplemental Non-Cash Disclosures

During the year ended August 31, 2005, the company issued stock in lieu of cash as payment for the following:

Non-Cash Settlements ($ in thousands)
Settlements including Legal	$1,041
Interest Expense	568
Professional Fees	570
Salary and Compensation	165
Accrued Liabilities	7,345
Notes Payable	7,007
Total Non-Cash Settlements	$16,696

NOTE 10 - Lines of Credit

On July 16, 2002, the Company entered into a $20,000,000 line of credit with Cornell Capital Partners, LP (CCP). The Company has not drawn on the line of credit and currently has no plans to do so. One of the issues of the litigation between CCP and the Company  is whether the Company owes CCP a commitment fee for this line of credit. Cornell contends that the Company owes $592,500; the Company denies the liability. (See Note 16 – Legal Proceedings.)

NOTE 11 - Securities Available for Sale

As discussed in Note 1, the Company adopted the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 130, “Accounting for Other Comprehensive Income.” As of August 31, 2005, the Company had no marketable equity securities.

At August 31, 2004, the securities available for sale include 580,000 shares of Burst.com with a cost basis of $127,832 and a fair market value of $551,000. The Company recognized a loss of $899,347 on the sale of these securities for the year ended August 31, 2005. The Company’s marketable equity securities are classified as available-for-sale.

NOTE 12 - Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year’s provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	Year Ended August 31,
	2005	2004	2003
U.S. Federal statutory tax rate	34%	34%	34%
U.S. valuation difference	(34%)	(34%)	(34%)
Effective U.S. tax rate	0%	0%	0%
Foreign tax valuation	0%	0%	0%
Effective tax rate	0%	0%	0%

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):
	Year Ended August 31,
	2005	2004	2003

Computed expected tax benefit	$(19,360)	$(13,262)	$(12,410)
Increase in valuation allowance	19,360	13,262	12,410
Income tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2005, and August 31, 2004, are presented below (in thousands) and include the balances of the merged company ClearWorks.net., Inc.

	Year Ended August 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$(70,846)	$(51,486)
Less valuation allowance	70,846	51,486
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets of August 31, 2005, and August 31, 2004, was $70,846,000 and $51,486,000, respectively. As of August 31, 2005 and 2004, the Company has net operating loss carry-forwards of $208,372,000 and $151,430,000, respectively, which are available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 13 - Stock Options and Warrants

In July 1996, the Board of Directors adopted, and the Company’s shareholders approved, the 1996 Incentive Stock Option Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance. In June 2004, the Board of Directors adopted, and the Company’s shareholders approved, the June 2004 Compensatory Stock Option Plan under which 10,000,000 shares of the Company’s common stock has been reserved for issuance. In June 2005, the Board of Directors adopted, and the Company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the Company’s common stock has been reserved for issuance. As of August 31, 2005, options issued to employees covering 11,737,968 shares were outstanding, of which 3,762,132 were exercisable.

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees.” Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the year ended August 31, 2005, is estimated as $0.41 on the date of grant. Management estimates the average fair value for options granted during fiscal 2005 to be comparable to those granted in fiscal 2004. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the Company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2005	2004
Dividend yield	0.00%	0.00%
Volatility	83%	91%
Risk-free interest rate	3.50%	4.00%
Expected life	5	5

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2005, and August 31, 2004:

	Year Ended August 31,
	2005	2004	2003
Net loss, as reported	$(57,010)	$(39,005)	$(36,501)
Add: Stock-based employee compensation included in reported net earnings/(loss), net of related tax effects	18	—	—
Less: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,007)	(9)	(20)
Pro forma net earnings/(loss)	$(58,999)	$(39,014)	$(36,521)

Net loss per share:
As reported	$(0.24)	$(0.21)	$(0.38)
Pro forma	$(0.24)	$(0.21)	$(0.38)

Diluted net loss per share:
As reported	$(0.24)	$(0.21)	$(0.38)
Pro forma	$(0.24)	$(0.21)	$(0.38)

Option and warrant activity was as follows for the year ended August 31, 2005:

	Shares	2005 Weighted-Average Exercise Price
Outstanding at beginning of year	6,837,779	$1.30
Granted	11,445,118	0.41
Assumed through acquisitions	—	—
Exercised	(4,125,000)	0.46
Forfeited/cancelled	(703,152)	0.74
Outstanding at end of year	13,454,745	0.83
Exercisable at year end	5,478,909	1.56

Information about options and warrants outstanding was as follows at August 31, 2005:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.00 - $0.50	8,623,411	4.00	0.21	2,300,355	0.25
$0.50 - $1.00	3,522,644	3.51	0.77	2,119,864	0.76
$1.01 - $7.50	1,308,690	2.42	5.12	1,058,690	6.01
	13,454,745	3.72	0.83	5,478,909	1.56

NOTE 14 - Concentrations

For the years ended August 31, 2005, 2004 and 2003, substantially all of the Company’s business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately 21% of the Company’s revenues and receivables were generated in the state of Texas, 0% in the international market, and the approximate 79% remainder relatively evenly over the rest of the nation during the year ended August 31, 2005. Approximately 83% of the Company’s revenues and receivables were generated in the state of Texas, 0% in the international market, and the approximate17% remainder relatively evenly over the rest of the nation for the year ended August 31, 2004. Approximately 74% of the Company’s revenues and receivables were generated in the state of Texas, 0% in the international market, and the approximate 26% remainder relatively evenly over the rest of the nation for the year ended August 31, 2003. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 15 - Foreign Operations

Although the Company is based in the United States, certain of its products are sold in international markets. Presently, international sales total 0% for the years ended August 31, 2005, 2004 and 2003.

NOTE 16 - Commitments and Contingent Liabilities

Leases

For the years ended August 31, 2005, 2004 and 2003, rental expenses of approximately $418,000, $507,000 and $1,183,000, respectively, were incurred.

The Company renewed its primary office lease space in League City, Texas, for $24,983 per month with South Shore Harbor Development, Ltd. The renewal lease commenced on June 1, 2004, and expires on May 31, 2009. The lessor agreed to grant the Company a one-time option to terminate the lease at 36 months by paying an unamortized leasing commission of $35,000 and a penalty of 1½ months rent of $37,000 for a combined total of $72,000.

Year Ended August 31,	Amount
2006	$299,801
2007	306,180
2008	325,316
2009	243,987
Total	$1,175,284

LLV Broadband, LLC Agreement

In August 2005, the Company and Neva Holdings, LLC (“Neva”), executed an agreement whereby the parties agreed to terminate the Restated Limited Liability Company Agreement (“LLC Agreement”) that the parties entered into on November 23, 2004. The termination of the agreement provides for the Company’s withdrawal as a member of LLV Broadband, LLC (“LLC”), and complete release from any future obligations under the LLC Agreement. The terms and conditions of the LLC Agreement called for the Company to participate in the construction, development and operation of a system for the provision of a range of broadband, entertainment and communications services to the commercial, recreational and residential buildings located within the Lake Las Vegas Resort and surrounding geographical areas. Under the terms of the LLC Agreement, the Company was required to make a capital contribution of between $3 million and $5 million to fund ongoing development and operating activities. The parties initially estimated that the LLC’s gross revenues would be approximately $15.5 million over a six-year period through the year 2010. As a result of the termination, the Company will not be required to make any additional capital contributions to the LLC and will not recognize any revenues from the LLC. The Company will not incur any early termination penalties associated with the termination of the LLC Agreement.

The service agreement entered into by the Company and the LLC in July 2003 remained in effect until November 4, 2005. Under this agreement, the Company provided video content, network monitoring and billing services to the LLC according to a previously agreed-to fee arrangement until November 4, 2005.

Legal Proceedings

In December 2000, Clearworks.net, Inc. became a defendant in State of Florida Department of Environmental Protection vs. Reco-Tricote, Inc., and Southeast Tire Recycling, Inc., currently known as Clearworks.net, Inc., in the Circuit Court of the Tenth Judicial Circuit in and for Polk County, Florida. The Florida DEP included Clearworks in a lawsuit presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1 million, attorneys’ fees and cost of court. Clearworks denies the claims against it and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling. The Company has not accrued any expenses against this lawsuit, as the outcome cannot be predicted at this time.

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. The plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1 million. The Company denies the claims and intends to vigorously defend this lawsuit and the claims against it. Eagle has asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. The company has accrued $416,000 in expenses against this lawsuit, although the outcome cannot be predicted at this time.

In September 2003, Enron sued United Computing Group in Enron Corp., et al., vs. United Computing Group, Inc., in the United States Bankruptcy Court for the Southern District of New York to avoid and recover a transfer in the amount of approximately $1.5 million. In October 2005, the parties agreed to a dismissal of all adversary proceedings and claims against each other, and in November 2005, the Bankruptcy Court entered orders confirming dismissal of such proceedings and claims.

In June 2004, The Tail Wind Fund Ltd. sued Link-Two Communications, Inc., and Eagle Broadband, Inc., Civil Action 04-CV-05776, in the United States District Court for the Southern District of New York. Tail Wind claims breach of contract seeking $25 million. The Company is currently in negotiations with Tail Wind to settle this lawsuit and believes it can be settled out of court. For the year ended August 31, 2004, the Company had accrued $500,000 in expenses for this lawsuit. As of August 31, 2005, the Company has accrued an additional $4.5 million in expenses against this lawsuit for a total accrued liability of $5 million. This amount is included on the Consolidated Balance Sheet as of August 31, 2005, as part of accrued expenses.

In November 2004, Palisades Master Fund L.P. sued Eagle Broadband, Inc., and David Weisman, Civil Action 04603626, in New York County, New York Supreme Court, seeking an injunction setting a conversion price on certain convertible debt and warrants at $0.4456 per share of Eagle common stock and damages in excess of $3.1 million. In April 2005, the parties entered into a confidential settlement agreement ending this lawsuit.

The Company is involved in lawsuits, claims and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” Eagle makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

NOTE 17 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amount):

	For the year ended August 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net loss	$(57,010)	—	$—
Basic EPS:
Income available to common shareholders	(57,010)	241,234	(0.24)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(57,010)	241,234	$(0.24)

	For the year ended August 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net loss	$(39,005)	—	$—
Basic EPS:
Income available to common shareholders	(39,005)	185,046	(0.21)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(39,005)	185,046	$(0.21)

	For the year ended August 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net loss	$(36,501)	—	$—
Basic EPS:
Income available to common shareholders	(36,501)	95,465	(0.38)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(36,501)	95,465	$(0.38)

For the years ended August 31, 2005 and 2004, dilutive securities existed. (See Note 13.) The weighted average shares outstanding on a fully diluted basis as of August 31, 2005 and 2004, were approximately 242,566,000 and 185,452,000, respectively.

NOTE 18 - Retirement Plans

During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant’s contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the years ended August 31, 2005 and 2004, employee contributions were approximately $116,860 and $109,000, respectively. The Company matched $0 and $0, respectively, for these periods.

NOTE 19 - Major Customer

The Company had gross revenues of $8,592,000 and $12,490,000 for the years ended August 31, 2005 and 2004, respectively. The fiscal year ended August 31, 2005, included $2,128,000, or 25% of the fiscal year total sales, for sales of security contracts to Alarm Security Group, LLC by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. Also during this period, Eagle Broadband, Inc. had product sales of $1,957,000, or 23% of sales, to a major customer. The fiscal year ended August 31, 2004, included $3,103,937, or 25% of the fiscal year total sales, for sales of security contracts to Sweetwater Security Capital, LLC, by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. Also during this period, Eagle Broadband, Inc. had product sales of $3,806,806, or 30% of sales, to a major customer.

NOTE 20 - Industry Segments

This summary reflects the Company’s current and past operating segments, as described below. All have discontinued operations except Eagle Broadband, Inc., Eagle Broadband Services, Inc., and D.S.S. Security, Inc.

Eagle:

Eagle Broadband, Inc. (Eagle) is a provider of broadband, Internet Protocol (IP) and communications technology and equipment with related software and broadband products (including past subsidiaries Eagle Wireless International, Inc.; and Etoolz, Inc., for this summary).

EBS/DSS:

Eagle Broadband Services, Inc. (EBS) provides broadband services to residential and business customers in select communities.

D.S.S. Security, Inc. (DSS) is a wholesale security monitoring company.

Clearworks Communications, Inc. provided solutions to consumers by implementing technology both within the residential community and home, through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. (Has discontinued operations.)

APC/HSI:

Atlantic Pacific Communications, Inc. (APC) specialized in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and resellers. (Has discontinued operations.)

Clearworks Home Systems, Inc. (HSI) specialized in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single-family and multi-family dwelling units. (Has discontinued operations.)

UCG:

United Computing Group, Inc. (UCG) was a computer hardware and software reseller. (Has discontinued operations.)

Other:

Link-Two Communications, Inc. (Link II) was a developer and marketer of messaging systems. (Has discontinued operations.)

Clearworks.net, Inc. (.NET) is inactive with exception of debt related expenses. (Has discontinued operations.)

Contact Wireless, Inc. was a paging, cellular, and mobile services provider and reseller whose assets were sold October 10, 2003. (Has discontinued operations.)

For the year ended August 31, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	21	4,348	—	4,223	—	—	8,592
Segment Loss	(113)	(7,148)	(658)	(45,601)	(2,834)	—	(56,354)
Total Assets	(8,921)	(14,526)	(3,072)	95,204	16,339	(43,111)	41,913
Capital Expenditures	—	723	—	92	—	—	814
Depreciation	40	5,154	2	25,111	1,583	—	31,890

For the year ended August 31, 2004

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	678	5,525	445	5,761	81	—	12,490
Segment Loss	(827)	(2,483)	(58)	(27,534)	(50)	—	(30,952)
Total Assets	148	28,204	32	127,896	56,956	(142,768)	70,468
Capital Expenditures	—	729	—	—	—	—	729
Depreciation	176	1,565	66	3,192	98	—	5,097

For the year ended August 31, 2003

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	4,220	2,809	2,433	1,803	328	—	11,593
Segment Loss	(4,500)	(6,083)	(2,279)	(17,849)	(364)	—	(31,075)
Total Assets	8,929	31,316	114	97,948	83,852	(144,793)	77,366
Capital Expenditures	11	6,254	1	—	158	—	6,424
Depreciation	372	1,351	72	3,184	253	—	5,232

Reconciliation of Segment Loss from Operations to Net Loss

	Year Ended August 31,
	2005	2004	2003
Total segment loss from operations	$(56,354)	$(30,952)	$(31,075)
Total other income (expense)	(656)	(8,053)	(5,426)
Net loss	$(57,010)	$(39,005)	$(36,501)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 21 - Unaudited Quarterly Financial Data

	Nov. 30	Feb. 28	May 31	Aug. 31
Year Ended August 31, 2005
Revenues	1,528	2,683	2,976	1,405
Net earnings (loss)	(4,448)	(9,326)	(3,951)	(39,285)
Basic loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Diluted loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Year Ended August 31, 2004
Revenues	2,397	3,744	5,091	1,258
Net earnings (loss)	(8,461)	(9,398)	(4,373)	(16,773)
Basic loss per share	(0.05)	(0.05)	(0.02)	(0.08)
Diluted loss per share	(0.05)	(0.05)	(0.02)	(0.08)
Year Ended August 31, 2003
Revenues	4,618	3,063	1,947	1,965
Net earnings (loss)	(1,533)	(2,012)	(3,833)	(29,123)
Basic loss per share	(0.02)	(0.03)	(0.05)	(0.28)
Diluted loss per share	(0.02)	(0.03)	(0.05)	(0.28)

NOTE 22 - Equity Financing

On February 14, 2005, the Company completed the sale of 20 million shares of its common stock to certain investors at a price of $0.41 per share. The net proceeds to the Company from this offering after placement agent fees and offering expenses were $7,504,000.

On April 15, 2005, the Company additionally completed the sale of 10 million shares of its common stock to certain investors at a price of $0.2035 per share. The net proceeds to the Company from this offering after placement agent fees were $1,935,000.

In August 2005, the Company entered into a purchase agreement with certain investors for the sale of 30 million shares of its common stock at a price of $0.135 per share. As of August 31, 2005, 15,125,000 of the 30 million shares were issued. The remaining 14,875,000 shares were not issued due to notification from the AMEX to obtain shareholder approval. (See Note 24-Subsequent Events.) The net proceeds to the Company from this offering after placement agent fees were $3,766,500.

During the year ended August 31, 2005, the Company entered into an agreement with a former employee whereby the Company utilized his services as a settlement consultant. Under the agreement, the consultant received approximately 15.5 million shares of the Company’s common stock that were liquidated by the consultant and the proceeds were used to discharge certain obligations of the Company. The consultant settled approximately $6.5 million in liabilities. In connection with this agreement, the company incurred fees of approximately $1.7 million. The settlement consultant also made cash advances to the company of approximately $1.4 million which was repaid in stock. Fees and interest incurred by the Company associated with the advances were approximately $362,000.

NOTE 23 - Exit Activities

During the fiscal year ended August 31, 2003, we implemented cost reductions in various operating segments. In the aggregate, the Company reduced its overall personnel by 114 headcount or a 50% reduction for the fiscal year ended August 31, 2003 as compared to the fiscal year ended August 31, 2002. The predominate reduction in headcount related to the Company’s Atlantic Pacific/Homes Systems structured wiring and commercial cabling segment with headcount reductions of nine, six and 57 personnel in the first three quarters of fiscal 2003; aggregating an overall headcount reduction of 72 or 71% of this segment’s workforce. Additionally, the Company reduced its United Computing Group computer hardware sales segment by 18, nine, and two personnel in the first three quarters of fiscal 2003; aggregating an overall reduction of 29 or 59% of this segment’s workforce. These two operating segments accounted for 101 of the 114 headcount reductions affected in fiscal 2003. Specifically, certain components of these operating segments, i.e., home systems structured wiring, commercial cabling and computer hardware sales, were not expected to provide significant long-term revenues and profitability, and therefore were reduced.  Following the series of cost reduction activities implemented during the first three quarters of fiscal 2003, Eagle’s management assessed the viability of continued financial investment in these unprofitable segments in the fourth quarter of fiscal 2003 and into early first quarter of fiscal 2004 and made further reductions. In conjunction with the appointment of Mr. Weisman as our new Chief Executive Officer in early October 2003, the Company completed the final consolidation of the United Computing Group segment into other Eagle operations while further reducing the Atlantic Pacific/Home Systems operations to an outsource commercial cabling and structured wiring operation that project manages affiliate contractors.

Additionally, in conjunction with the appointment of Mr. Weisman as Chief Executive Officer, the Company made certain decisions during the preparation of its Form 10-K in our first quarter of fiscal 2004 that affected the value of certain assets as of August 31, 2003. These decisions included:

•	A revised collection assessment of certain accounts receivables from these and other down-sized Eagle business segments.

•
The decision to no longer pursue new commercial structured cabling opportunities on a direct basis versus the outsource model, thereby resulting in the impairment of goodwill from its Atlantic Pacific operations.

•
The decision to no longer pursue Home Systems structured wiring opportunities on a direct standalone model basis outside its BDS model, thereby resulting in the impairment of its Home Systems inventory.

•	The decision to withdraw from certain unprofitable BDS projects, namely its Austin area BDS developments thereby impairing certain assets including property, plant and equipment.

•
The decision to settle numerous existing and threatened legal proceedings versus continuing the timing consuming and costly process of defending such proceedings, thereby resulting in the accrual of numerous reserves for such settlements.

•	The decisions to consolidate its operating segments into its corporate lease space, thereby resulting in reserves for property lease settlements.

•
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

Accordingly, Eagle incurred certain asset impairments and operating charges in the fourth quarter associated with these decisions. These asset impairment charges, allowances, write-offs and reserves included the following:

•
Accounts receivable write-offs and reserves aggregating $2,177,000, of which $1,348,000 was attributable to the decisions affecting the Company’s Atlantic Pacific/Home Systems operations, $15,000 attributable to the decisions affecting its United Computing Group operations and $814,000 attributable to the Company’s Eagle, EBS and Other segment operations.

•
Inventory impairment charges of $2,627,000, of which $501,000 was attributable to the decisions affecting the Company’s Atlantic Pacific/Home Systems operations and $74,000 attributable to the decisions affecting its United Computing Group operations. Additionally, the Company recorded an impairment charge of $1,125,000 for slow-moving and obsolete inventory in its Eagle operations. This charge primarily resulted from a major client’s decision to upgrade from a 400 MHz chip to a 500 MHz chip for the Company’s IP set top box.

•
Litigation settlement costs and reserves of $3,650,000 against certain of the legal proceedings previously discussed in Item 3. Legal Proceedings. Additionally, the Company recorded charges aggregating $2,274,000 to settle threatened and existing legal proceeding associated with prior financing transactions, including the Kaufman litigation.

•
Lease settlement costs and reserves of $171,000 were attributable to the decision to consolidate various operating segments into its corporate lease space; thereby resulting in reserves for early exit of such leases.

•
Impairment, write-downs and restructuring costs aggregating $7,611,000, of which $1,878,000 was attributable to an impairment of goodwill in the Company’s Atlantic Pacific operations following the Company’s decision to no longer pursue commercial cabling opportunities on a direct basis versus an outsource model. These costs were also comprised of $3,412,000 in impairment of property and equipment following the Company’s decision to withdraw from certain unprofitable BDS projects, namely in the Austin area, and $323,000 of impairment of property and equipment from the Company’s Atlantic Pacific/Home Systems operations following the decision to no longer pursue structured wiring opportunities on a direct standalone basis outside of its BDS model. Additionally, the aggregate total included a $553,000 charge for certain sales tax liabilities that resulted from an audit of the Company’s United Computing Group operations for time periods that preceded the acquisition date of this operation.

Eagle incurred approximately $96,000 for severance and accrued vacation related to employees terminated in fiscal 2003. Eagle does not expect to incur any additional future period costs associated with such restructuring activities other than those accrued for and recorded in the fourth quarter of fiscal 2003.

An analysis of accrued costs and amounts charged against the provision follows:

	Beginning Balance 8/31/2003	Period Costs (Additional)	Payments	Ending Balance 8/31/2004

Accrued Exit Expenses:
Severance	$—	$—	$—	$—
Terminated Lease Costs	171,000	—	—	171,000
	$171,000	$—	$—	$171,000

For the year ended August 31, 2003, the Company incurred exit costs of $267,000 which are principally severance and lease termination costs. The total expected exit costs for severance and terminated leases are $96,000 and $171,000, respectively. These costs are included in the consolidated statement of income under the categories of salaries and related costs and other support costs.

These period and accumulated costs are included in the segment reporting as follows:

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Total
Severance	$37,000	$24,000	$14,000	$21,000	$—	$96,000
Terminated Lease Costs	50,000	—	44,000	—	7,700	101,700
Total	$87,000	$24,000	$58,000	$21,000	$7,700	$197,700

NOTE 24 - Subsequent Events

In August 2005, the Company entered into a purchase agreement with certain investors for the sale of 30 million shares of its common stock at a price of $0.135 per share, and received total gross proceeds of $4,050,000. On August 26, 2005, the American Stock Exchange approved for listing 15,125,000 of these shares and notified the Company that shareholder approval was required for the issuance of the remaining 14,875,000 shares. On September 2, 2005, the Company voluntarily placed the funds received for the 14,875,000 shares ($2,008,125) into an escrow account pending the shareholder vote. On September 8, 2005, the Company sent a revised proxy statement to its shareholders adding a fourth proposal to be voted on at its 2005 annual meeting of shareholders, which was scheduled to be held September 20, 2005, to approve the issuance of the 14,875,000 shares. On September 15, 2005, the Company announced its plan to adjourn the 2005 annual meeting until October 18, 2005, to allow shareholders adequate time to receive the revised proxy statement and consider the added proposal. At the October 18, 2005 meeting, shareholders approved the issuance of the 14,875,000 shares, and on October 19, 2005, the escrowed funds were released to the Company. On October 21, 2005, the Company applied for listing the 14,875,000 shares with the American Stock Exchange and received approval on November 17, 2005. The company paid a placement agent a cash commission of 7% of the gross dollar proceeds, and on November 16, 2005, issued such agent a five-year warrant to purchase 843,750 shares of Eagle common stock at an exercise price of $0.24 per share.

In October 2005, the Company and Enron Corp. agreed to a dismissal of all adversary proceedings and claims against each other in the proceedings filed against the Company by Enron in September 2003. In November 2005, the Bankruptcy Court entered orders confirming dismissal of such proceedings and claims.

On October 18, 2005, the 2005 Annual Meeting of Shareholders of the Company was held in League City, Texas. At the meeting, four proposals were voted on by the shareholders. The first proposal was for the election of directors of the Company. The following persons were elected: Robert Bach, H. Dean Cubley, Glenn Goerke, David Micek, Lorne Persons, C.J. Reinhartsen and James Yarbrough. The second proposal was to approve the 2005 Employee Stock Option Plan, which was approved by a vote of approximately 72 million shares for and approximately 25 million shares against. The third proposal was to ratify the appointment of Lopez, Blevins, Bork and Associates, LLP, as the Company’s auditors for the fiscal year ended August 31, 2005, which was approved by a vote of approximately 229 million shares for and approximately 9 million shares against. The last proposal was to approve the issuance of 14,875,000 shares of the Company’s common stock, which was approved by a vote of approximately 66 million shares for and approximately 17 million shares against.

In November 2005, the Company entered into an agreement with a third party, under which the Company has agreed to lease the network and infrastructure used to deliver its bundled digital services for ten years. The Company’s obligation to lease the network and infrastructure is contingent upon the third party obtaining the financing necessary to fund the payments due under the agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2005, 2004, and 2003 (amounts in thousands):

Description	Balance at beginning of period	Additions Charged to Expenses/ Revenues	Deductions	Balance at end of period
Allowance for Doubtful Accounts
2005	$2,396	$568	$(276)	$2,688
2004	$412	$2,643	$(659)	$2,396
2003	$242	$2,177	$(2,007)	$412