Form 10-K/A
period 2005-08-31
EAGLE BROADBAND INC
filed 2005-12-19
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-15649

EAGLE BROADBAND, INC.
(Exact name of registrant as specified in its charter)

TEXAS	76-0494995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

EAGLE BROADBAND, INC.
FORM 10-K/A
FOR THE FISCAL YEAR ENDED AUGUST 31, 2005

EXPLANATORY NOTE

Eagle Broadband, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, as filed with the Securities and Exchange Commission on November 29, 2005 (the “Report”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement. We will not file our proxy statement within 120 days of the end of our fiscal year and are, therefore, amending Items 10, 11, 12, 13 and 14 of Part III of our Report, to add the information contained herein.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15.

Except as describe above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the November 29, 2005, filing of our Report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during the fiscal year ended August 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with and no reports or transactions were filed late except for the following: Messrs. Eric Blachno, Lorne Persons, C. J. Reinhartsen, James Yarbrough, Glenn Goerke and H. Dean Cubley failed to timely report transactions on Form 4 for the issuance of stock options, each of which were subsequently reported on Form 5 in November 2005. Messrs. Micek, Blachno, Yarbrough and Goerke failed to timely file Form 3 reports, which were subsequently filed in November and December 2005. Messrs. A. L. Clifford and Christopher W. Futer, directors of the Company until April 2005 and October 2005, respectively, failed to file a Form 4 for the issuance of stock options.

Item 11. Executive Compensation.

The following table contains compensation data for our named executive officers for the fiscal years ended August 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation ($)
David Micek (1) President & CEO	2005 2004 2003	178,154 — —		— — —	— — —	— — —	7,200,000 — —	— — —
Eric Blachno (2) Chief Financial Officer	2005 2004 2003	163,857 — —		— — —	— — —	— — —	500,000 — —	77,562 (3) — —
Randall Shapiro (4) Vice President, Marketing	2005 2004 2003	190,000 166,931 —		— — —	— — —	— — —	200,000 810,000 —	— — —
David Weisman (5)	2005 2004 2003	179,806 345,120 —	(6)	— — —	— — —	— — —	— 1,237,500 —	(7) — —
H. Dean Cubley (8)	2005 2004 2003	74,716 275,558 275,000		— — —	— — —	— — —	50,000 2,037,500 300,000	(9) — —

(1)	Mr. Micek was named Chief Operating Officer in November 2004 and President and Chief Executive Officer in April 2005.

(2)	Mr. Blachno was named Chief Financial Officer in November 2004.

(3)	Pursuant to his employment agreement, the Company reimbursed Mr. Blachno for his relocation expenses.

(4)	Mr. Shapiro’s employment agreement expired on November 30, 2005 and was not renewed. Under the terms of that agreement, a bonus in the amount of $146,000 is owed to Mr. Shapiro.

(5)	Mr. Weisman served as Chief Executive Officer from October 2003 to April 2005.

(6)	Mr. Weisman’s total compensation for the fiscal year ending August 31, 2004, includes salary and consulting fees.

(7)
In December 2003, Mr. Weisman agreed to cancel options to purchase an aggregate of 3,200,000 shares of common stock with exercise prices ranging from $0.41 to $0.75 per share, in exchange for an exchangeable promissory note in the amount of $1,362,000, representing the difference between the market price and exercise prices on the date of cancellation of the vested options and to include any amount that became vested subsequent thereto (“Guaranteed Value”). Pursuant to the terms of the note, the Company reissued options to Mr. Weisman in 2004 to purchase 1,200,000 shares at the same exercise prices and continued to guarantee Mr. Weisman the Guaranteed Value, less any profit obtained from the sale of the vested options. In January 2005, Mr. Weisman exercised options to purchase 1,200,000 shares (representing all of the options then owned by Mr. Weisman), obligating the Company under the guarantee obligation in the note to pay Mr. Weisman. In June 2005, Mr. Weisman entered into a note exchange agreement with the Company pursuant to which the Company issued 3,377,778 shares of Company common stock to Mr. Weisman to fully satisfy the Company’s outstanding guarantee obligation under the note. (See “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” below.)

(8)	Dr. Cubley served as Chief Executive Officer from March 1996 until October 2003.

(9)	In December 2003, Dr. Cubley agreed to cancel options to purchase an aggregate of 9,975,000 shares of common stock at an exercise price of $0.41 per share, in exchange for an exchangeable promissory note in the amount of $2,680,000, representing the difference between the market price and exercise price on the date of cancellation of the vested options and to include any amount that became vested subsequent thereto (“Guaranteed Value”). Pursuant to the terms of the note, the Company reissued options to Dr. Cubley in 2004 to purchase 2,000,000 shares at an exercise price of $0.41 per share and continued to guarantee Dr. Cubley the Guaranteed Value, less any profit obtained from the sale of the vested options. In December 2004 and January 2005, Dr. Cubley exercised options to purchase 2,000,000 shares (representing all of the options then owned by Dr. Cubley, except for the right to purchase 37,500 shares at $1.00 per share), obligating the Company under the Guarantee obligation in the note to pay Dr. Cubley. (See “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” below.)

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 2005, to our named executive officers. No stock appreciation rights were issued during the fiscal year.

Options Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($) (2)
					5%	10%
David Micek	500,000 6,700,000	5.5% 74.1%	0.61 0.19	10/31/09 10/31/09	83,474 310,302	184,255 676,357
Eric Blachno	500,000	5.5%	0.61	10/31/09	83,837	185,149
Randall Shapiro	200,000	2.2%	0.78	09/01/08	31,028	66,343
David Weisman	—	—	—	—	—	—
H. Dean Cubley	50,000	*	0.78	09/30/09	10,607	23,397

* Less than 1%

(1)	Percentages are based on a total of 9,037,618 shares subject to options granted to employees during fiscal 2005.

(2)	In accordance with SEC rules, these columns show gains that could accrue for the respective options, assuming that the market price of our common stock appreciates from the date of grant until the expiration date at an annualized rate of 5% and 10%, respectively. If the stock price does not increase above the exercise price at the time of exercise, realized value to the named executives from these options will be zero.

The following table sets forth information concerning option exercises during the fiscal year ended August 31, 2005, and option holdings as of August 31, 2005, with respect to our named executive officers. No stock appreciation rights were outstanding at the end of the fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
David Micek	—	—	883,334	6,316,666	—	—
Eric Blachno	—	—	208,330	291,670	—	—
Randall Shapiro	—	—	710,000	300,000	—	—
David Weisman	1,200,000	1,362,000	37,500	—	—	—
H. Dean Cubley	2,000,000	2,680,000	117,756	75,000	—	—

Employment Contracts

Mr. Micek’s amended employment agreement provides for an annual salary of $275,000, and is effective through May 2008, which shall be extended until May 2010, if agreed by both parties. Under the terms of his original employment agreement, Mr. Micek was granted the right to purchase 500,000 shares of Company common stock at a price per share of $0.61, which vests over 36 months. In May 2005, Mr. Micek's employment agreement was amended and he was granted the right to (i) receive an option to purchase 6,700,000 shares at an exercise price of $0.19 per share, vesting over a 36-month term, which vesting accelerates upon a change of control or termination of employee without cause, and (ii) receive 2,000,000 shares of restricted stock (which have not yet been issued), which vest upon Mr. Micek’s or the Company’s attainment of certain objectives and/or Company milestones, which to date have not been satisfied. Mr. Micek receives customary fringe benefits.

Mr. Blachno’s employment agreement provides for an annual salary of $200,000, and is effective through November 2008, which shall be extended until November 2010, if agreed by both parties. Under the terms of his employment agreement, Mr. Blachno was granted the right to purchase 500,000 shares of Company common stock exercisable at a price per share of $0.61, which vests over 24 months. Additionally, Mr. Blachno has a right to receive 200,000 shares of Company common stock upon the satisfaction of certain objectives and/or Company milestones.

Report of the Compensation Committee on Executive Compensation

Decisions on compensation of the Company’s executive officers are made by the Compensation Committee of the Board. The Compensation Committee is composed solely of independent, non-employee directors. The Compensation Committee is responsible for all elements of executive compensation including base salary and other benefit programs for key executives.

The goals of the Company’s executive compensation program are to (i) pay competitively to attract, retain and motivate executives who must operate in a highly competitive and technologically specialized environment, (ii) relate total compensation for each executive to overall Company performance as well as individual performance, and (iii) align executives’ performances and financial interests with shareholder value.

Base Salary

Base salary ranges are developed after considering the recommendations of professional compensation consultants who conduct annual compensation surveys of similar companies. Base salaries within these ranges are targeted to be competitive in relation to salaries paid for similar positions in comparable companies. On an annual basis, the Compensation Committee reviews management recommendations for executives’ salaries utilizing the results of survey data for comparable executive positions. Individual salary determinations within the established ranges are made based on position accountabilities, experience, sustained individual performance, overall Company performance, and peer comparisons inside and outside the Company, with each factor being weighed reasonably in relation to other factors.

Stock Options

Stock option plans are used to align the long-term financial interests of executives with those of shareholders. On October 18, 2005, the Company’s shareholders approved the 2005 Employee Stock Option Plan (“2005 Plan”), which provides for the grant of options that may be “Incentive Stock Options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, or a combination of both, as determined by the Compensation Committee. The 2005 Plan covers a total of 30,000,000 shares of the Company’s common stock, and is administered by the Compensation Committee.

In April 2005, the Board of Directors named then Chief Operating Officer, David Micek, as the Company’s President and Chief Executive Officer. Mr. Micek’s employment contract was subsequently amended in May 2005 providing, among other things, Mr. Micek the right to receive an option to purchase 6.7 million shares of the Company’s common stock. The stock option was issued in December 2005, subsequent to shareholder approval of the 2005 Plan.

Restricted Stock

The 2005 Plan also provides that the Compensation Committee may issue shares of restricted stock to persons eligible under the plan. Mr. Micek’s amended employment agreement provides him the right to receive 2,000,000 shares of restricted stock, which vest upon his or the Company’s attainment of certain objectives and/or Company milestones, which to date have not been satisfied. These shares of restricted stock will be issued upon the Company’s receipt of listing approval from the American Stock Exchange.

Compensation of the Chief Executive Officer

The Compensation Committee determines the Chief Executive Officer’s salary and other compensation elements based on performance. The CEO’s salary is established within a salary range recommended by an independent compensation consulting firm. The Compensation Committee believes that the stock options and restricted stock granted to Mr. Micek provide the necessary long-term incentives, and align Mr. Micek’s performance and financial interests with shareholder value. Mr. Micek’s efforts during his limited time as CEO have not only resulted in improved Company performance, but have also positioned the Company for continued success in the future.

The Compensation Committee believes that its actions in fiscal 2005 have been consistent with and have effectively implemented the Company’s overall executive compensation policies.

C. J. Reinhartsen
Glenn A. Goerke
Lorne E. Persons

Stock Price Performance Graph

Below is a comparison of the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ (U.S.) Index and the communications equipment peer group for the period of five fiscal years commencing August 31, 2000, and ending August 31, 2005. The graph and table assume that $100 was invested on August 31, 2000, in each of the Company’s common stock, the NADAQ Index and the peer group, and that all dividends were reinvested. The comparison shown is based upon historical data. The stock price performance shown below is not necessarily indicative of, nor intended to forecast, the potential future performance of the Company’s common stock.

	August 31,
	2000	2001	2002	2003	2004	2005
Eagle Broadband, Inc.	$100	$13	$8	$7	$14	$3
Communications Equipment, NEC	$100	$21	$9	$14	$14	$14
NASDAQ (U.S.)	$100	$43	$33	$45	$46	$54

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 16, 2005, a total of 303,086,275 shares of our common stock were outstanding. The following table sets forth, as of the date of this prospectus, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each of our current directors, (c) the executive officers named in the Summary Compensation Table above (as of August 31, 2005), and (d) all current directors and executive officers as a group.

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

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is Eagle Broadband, Inc., 101 Courageous Drive, League City, Texas 77573.

SHARES BENEFICIALLY OWNED AS OF DECEMBER 16, 2005

Name and Address of Beneficial Owner	Shares Owned		Shares Covered by Exercisable Options (1)	Total (1)	Percent of Class (1)
Frorer Partners, L.P. 15 North Balch Street, Hanover, NH 03755	22,222,222		—	22,222,222	7.2%
David Micek	—		2,083,334	2,083,334	*
H. Dean Cubley	1,117,333		142,756	1,260,089	*
Randall Shapiro (2)	79,600		710,000	789,600	*
Robert Bach	618,179	(3)	50,000	668,179	*
Lorne Persons	297,993		150,000	447,993	*
Eric Blachno	—		333,328	333,328	*
Glenn Goerke	158,656		150,000	308,656	*
C. J. Reinhartsen	106,597		150,000	256,597	*
David Weisman 390 Interlocken Crescent, Suite 900 Broomfield, CO 80021	120,478		37,500	157,978	*
James Yarbrough	—		100,000	100,000	*
All current directors and executive officers as a group (8 persons)	2,298,758		3,159,418	5,458,176	1.8%

—————————

* Less than 1%

(1)	Includes options exercisable within 60 days of December 16, 2005.
(2)	Mr. Shapiro served as Vice President, Marketing, until November 30, 2005.
(3)	Includes 20,000 shares held in a trust of which Mr. Bach is a trustee.

Equity Compensation Plan Information

	As of August 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	11,737,968	$ 0.43	18,262,032
Equity compensation plans not approved by security holders	—	—	—
Total	11,737,968	$ 0.43	18,262,032

Item 13. Certain Relationships and Related Transactions.

In June 2005, the Company entered into a note exchange agreement with David Weisman, pursuant to which the Company issued 3,377,778 shares of Company common stock to Mr. Weisman to fully satisfy the Company’s outstanding obligation under the note. (See Note 7 to the Summary Compensation Table above and Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values above.)

Item 14. Principal Accounting Fees and Services.

Fees for services provided by our principal accountant, Lopez, Blevins, Bork & Associates, LLP (Lopez & Associates), for the fiscal years ended August 31, 2005 and 2004, and by Malone & Bailey for the fiscal year ended August 31, 2004, were as follows:

Audit Fees

The aggregate fees billed to the Company by Lopez & Associates for the audit of the Company’s annual financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $164,625 and $9,420 in the fiscal years ended August 31, 2005 and 2004, respectively. The aggregate fees billed to the Company by Malone & Bailey for the audit of the Company’s financial statements and for the review of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $137,717 in the fiscal year ended August 31, 2004.

Audit-Related Fees

The aggregate fees billed to the Company by Lopez & Associates for assurance and related services totaled $3,300 and $-0- in the fiscal years ended August 31, 2005 and 2004, respectively, which were for audits of our employee benefit plans.

Tax Fees

There were no fees billed to the Company by Lopez & Associates for tax compliance, tax advice or tax planning services in the fiscal years ended August 31, 2005 and 2004.

All Other Fees

There were no fees billed to the Company by Lopez & Associates, other than the services described above, for the fiscal years ended August 31, 2005 and 2004.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is directly responsible for the appointment, compensation and oversight of the independent public accounting firm engaged to prepare or issue an audit report on the financial statements of the Company or perform other audit, review or attestation services for the Company, and each such public accounting firm reports directly to the Audit Committee. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent public accounting firm. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors and input from the Company’s management. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent public accounting firm. During the fiscal year ended August 31, 2005, all of the services related to the audit or other fees described above were pre-approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.	Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1†	Restated Articles of Incorporation.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Form 10-KSB for the fiscal year ended August 31, 2001, filed November 16, 2001).

4.1
Purchase Agreement by and between Eagle Broadband, Inc. and Investors dated October 2, 2003, including registration rights and security agreement attached as an exhibit thereto (Incorporated by reference to Exhibit 10.1 of Form S-3, file no. 333-109481, filed October 3, 2003).

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

10.4	1996 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-72645, filed February 19, 1999).

10.5	2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-97901, filed August 9, 2002).

10.6	Amendment to the 2002 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-102506, filed January 14, 2003).

10.7	2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-103829, filed March 14, 2003).

10.8	Amendment to the 2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-105074, filed May 8, 2003).

10.9	Amendment No. 2 to the 2003 Stock Incentive and Compensation Plan (Incorporated by reference to Exhibit 10.2 of Form S-8, file no. 333-109339, filed October 1, 2003).

10.10	2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-110309, filed November 6, 2003).

10.11	June 2004 Compensatory Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Form S-8, file no. 333-117690, filed July 27, 2004).

10.12	2005 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

10.13	Employment Agreement between Eagle Broadband, Inc. and Eric Blachno (Incorporated by reference to Exhibit 10.13 of Form 10-K/A for the fiscal year ended August 31, 2004, filed December 29, 2004).

10.14	Amended and Restated Employment Agreement between Eagle Broadband, Inc. and David Micek (Incorporated by reference to Exhibit 10.12 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

23.1†	Consent of Lopez, Blevins, Bork and Associates, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Previously filed
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BROADBAND, INC.
(Registrant)

By: /s/ DAVID MICEK
David Micek President and Chief Executive Officer
Date: December 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MICEK	Chief Executive Officer and Director	December 16, 2005
David Micek	Principal Executive Officer

/s/ ERIC BLACHNO	Chief Financial Officer	December 16, 2005
Eric Blachno	Principal Financial Officer

/s/ JULIET MARKOVICH	Corporate Controller & Principal Accounting Officer	December 16, 2005
Juliet Markovich	Principal Accounting Officer

/s/ ROBERT BACH	Director	December 16, 2005
Robert Bach

/s/ GLENN GOERKE	Director	December 16, 2005
Glenn Goerke

/s/ LORNE PERSONS	Director	December 16, 2005
Lorne Persons

/s/ C. J. REINHARTSEN	Director	December 16, 2005
C. J. Reinhartsen

/s/ JAMES YARBROUGH	Director	December 16, 2005
James Yarbrough