Form 10-Q
period 2005-11-30
EAGLE BROADBAND INC
filed 2006-01-09
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 001-15649

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

As of January 6, 2006, the registrant had 303,086,275 shares of common stock outstanding.

EAGLE BROADBAND, INC.
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2005

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2005	August 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$2,033	$4,020
Cash in Restricted Account	203	203
Accounts Receivable, net	2,258	1,890
Inventories	707	802
Net investment in direct financing leases	524	525
Other Assets	298	298
Prepaid Expenses	1,004	632
Total Current Assets	7,027	8,370

Property and Equipment
Operating Equipment	32,246	32,298
Less: Accumulated Depreciation	(9,467)	(8,994)
Total Property and Equipment	22,779	23,304

Other Assets
Net investment in direct financing leases	750	853
Goodwill, net	4,095	4,095
Contract rights, net	2,849	2,921
Customer relationships, net	811	831
Other Intangible assets, net	834	859
Other Assets	5	680
Total Other Assets	9,344	10,239

Total Assets	$39,150	$41,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,500	$6,640
Stock Payable	—	2,008
Accrued Expenses	11,243	9,477
Notes Payable	152	61
Deferred revenue	511	623
Total Current Liabilities	16,406	18,809

Shareholders’ Equity
Preferred Stock - $0.001 par value
5,000,000 shares authorized, none issued	—	—
Common Stock - $0.001 par value
350,000,000 shares authorized, 303,086,275 and 288,211,275 issued and outstanding at November 30, 2005 and August 31, 2005, respectively	303	288
Additional Paid in Capital	239,191	236,932
Accumulated Deficit	(216,750)	(214,116)
Total Shareholders’ Equity	22,744	23,104

Total Liabilities and Shareholders’ Equity	$39,150	$41,913

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended November 30,
	2005	2004
Net Sales
Structured wiring	$422	$262
Broadband services	852	1,216
Products	622	26
Other	38	24
Total Sales	1,934	1,528

Costs of Goods Sold
Direct Labor and Related Costs	500	262
Products and Integration Service	255	38
Structured Wiring Labor and Materials	289	175
Broadband Services Costs	144	920
Depreciation and Amortization	229	290
Other Manufacturing Costs	—	16
Total Costs of Goods Sold	1,417	1,685
Gross Profit	517	(157)

Operating Expenses
Salaries and Related Costs	1,550	399
Advertising and Promotion	30	10
Depreciation and Amortization	361	841
Other Support Costs	1,111	2,949
Research and Development	105	143
Total Operating Expenses	3,157	4,342

Loss from Operations	(2,640)	(4,499)

Other Income/(Expenses)
Interest Income	8	4
Interest Expense	(2)	(102)
Gain (Loss) on Sale of Assets	—	149
Total Other Income (Expense)	6	51

Net Loss	(2,634)	(4,448)

Other Comprehensive Loss
Unrealized Holding Gain	—	1,048
Total Other Comprehensive Loss	—	1,048

Comprehensive Loss	$(2,634)	$(3,400)

Net Loss per Common Share
Basic	(0.01)	(0.02)
Diluted	(0.01)	(0.02)
Comprehensive Loss	(0.01)	(0.02)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock					Accumulated	Total
			Preferred	Additional Paid	Retained	Comprehensive	Shareholders’
(Shares and dollars in thousands)	Shares	Value	Stock	in Capital	Earnings	Income	Equity

Shareholders’ Equity at August 31, 2004	205,509	$206	__	$208,051	$(157,106)	$(1,048)	$50,103

Net Loss for the year ended August 31, 2005	—	—	—	—	(57,010)	—	(57,010)

New Stock Issued:
For services and compensation	5,119	5	—	2,339	—	—	2,344
For retirement of debt and accrued liabilities	27,663	27	—	13,334	—	—	13,361
Proceeds from sale of common stock, net	45,795	46	—	11,263	—	—	11,309
Proceeds from exercise of options	4,125	4	—	1,945	—	—	1,949

Unrealized Holding Loss	—	—	—	—	—	1,048	1,048

Shareholders’ Equity at August 31, 2005	288,211	$288	—	$236,932	$(214,116)	$—	$23,104

Net Loss for the three months ended November 30, 2005	—	—	—	—	(2,634)	—	(2,634)

New Stock Issued:
Proceeds from sale of common stock, net	14,875	15	—	1,993	—	—	2,008
Stock based compensation	—	—	—	266	—	—	266

Shareholders’ Equity at November 30, 2005	303,086	$303	—	$239,191	$(216,750)	$—	$22,744

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended November 30,
	2005	2004
Cash Flows from Operating Activities
Net Loss	$(2,634)	$(4,448)

Adjustments to Reconcile Net Loss to Net Cash:
Stock for compensation expense	266	—
Depreciation and amortization	590	1,131
Stock issued for interest expense	—	96
Stock issued for services rendered	—	1,423
Provision for bad debt	—	19
(Increase)/decrease in accounts receivable	(368)	88
(Increase)/decrease in inventories	95	(1,238)
(Increase)/decrease in prepaid expenses	(372)	(79)
Increase/(decrease) in accounts payable	(2,140)	481
Increase in accrued expenses	1,708	1,657
Total Adjustment	(2,229)	3,578
Net Cash Used for Operating Activities	(2,855)	(870)

Cash Flows from Investing Activities
(Purchase)/Disposal of Property and Equipment	2	(144)
Increase/(Decrease) in Intangible Costs	—	(3)
Increase/(Decrease) in Marketable Securities	—	551
(Increase)/Decrease in Other Assets	675	—
Gross Equipment Purchase for Direct Financing Leases	—	(641)
Principal Collections on Direct Financing Leases	104	49
Net Cash Used for Investing Activities	777	(188)

Cash Flows from Financing Activities
Increase/(Decrease) in Notes Payable & Long-Term Debt	91	(519)
Net Cash Provided by Financing Activities	91	(519)

Net Increase/(Decrease) in Cash	(1,987)	(1,577)
Cash at the beginning of the period	4,020	2,051
Cash at the end of the period	$2,033	$474

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Year for:
Interest	$1	$6
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements November 30, 2005 (Unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

The balance sheet of the Company as of November 30, 2005, the related statements of operations for the three months ended November 30, 2005 and 2004, and the statements of cash flows for the three months ended November 30, 2005 and 2004, included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended November 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s August 31, 2005, Form 10-K.

NOTE 2 - Related Party Transactions

Dr. H. Dean Cubley, a director and former officer of the company, is the holder of a promissory note with a remaining principal amount of $1,924,000. The note is currently in default and is accruing interest under the terms of the original agreement. The note was issued upon the modification of outstanding options for 2,000,000 common shares and reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price. Interest of $243,449 and $154,922 has been accrued as of November 30, 2005 and August 31, 2005, respectively. The note payable and accrued interest are included in the Balance Sheets as accrued expenses.

Dr. Cubley is a director of ERF Wireless, Inc. ERF Wireless acted as a third-party construction subcontractor for Eagle during the quarter ended November 30, 2005. Purchases totaled $92,900 during the quarter ended November 30, 2005.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following (in thousands):

	November 30, 2005	August 31, 2005
Accounts receivable	$2,412	$4,578
Allowance for doubtful accounts	(154)	(2,688)
Accounts receivable, net	$2,258	$1,890

NOTE 4 - Property, Plant and Equipment and Intangible Assets

Components of property, plant and equipment are as follows (in thousands):

	November 30, 2005	August 31, 2005
Automobile	$123	$123
Headend facility and fiber infrastructure	24,031	24,154
Furniture and fixtures	520	520
Leasehold improvements	183	183
Office equipment	1,093	1,027
Manufacturing and operating equipment	6,296	6,291
Total property, plant and equipment	$32,246	$32,298
Less accumulated depreciation	(9,467)	(8,994)
Net property, plant and equipment	$22,779	$23,304

Eagle expenses repairs and maintenance against income as incurred, whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset, while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $29,000 and $12,000 for the three months ended November 30, 2005 and 2004, respectively, whereas it did not have any major improvements for the same time periods.

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

Components of intangible assets are as follows (in thousands):

	November 30, 2005	August 31, 2005
Goodwill	$4,095	$4,095

Contract Rights	$11,847	$11,847
Accumulated amortization	(8,998)	(8,926)
	$2,849	$2,921

Customer Relationships	$3,067	$3,067
Accumulated amortization	(2,256)	(2,236)
	$811	$831

Other intangible assets	$3,937	$3,937
Accumulated amortization	(3,103)	(3,078)
	$834	$859

Total intangible assets	$22,946	$22,946
Total accumulated amortization	(14,358)	(14,240)
Net of amortization	$8,589	$8,706

NOTE 5 - Notes Payable

The following table lists the Company’s note obligations as of November 30, 2005, and August 31, 2005 (in thousands):

	Annual Interest Rate	Due Date	November 30, 2005	August 31, 2005
Notes Payable:
Other	Various	Various	152	61
Total Notes Payable			$152	$61
Less current portion			152	61
Total long-term debt			$—	$—

NOTE 6 - Assets Held for Sale

For the year ended August 31, 2005, and the quarter ended November 30, 2005, the Company has security contracts of $298,000 that are considered an Asset Held for Sale. These contracts are classified in other current assets. The Company intends to sell the remainder of these contracts during fiscal 2006.

NOTE 7 - Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year’s provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	November 30, 2005	August 31, 2005
U.S. Federal statutory tax rate	34%	34%
U.S. valuation difference	(34%)	(34%)
Effective U.S. tax rate	0%	0%
Foreign tax valuation	0%	0%
Effective tax rate	0%	0%

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

	November 30, 2005	August 31, 2005
Computed expected tax benefit	$(887)	$(19,360)
Increase in valuation allowance	887	19,360
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at November 30, 2005, and August 31, 2005, are presented below (in thousands) and include the balances of the merged company ClearWorks.net., Inc.

	November 30, 2005	August 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$(71,733)	$(70,846)
Less valuation allowance	71,733	70,846
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets of November 30, 2005, and August 31, 2005, was $71,733,000 and $70,846,000, respectively. As of November 30, 2005, the Company has net operating loss carry-forwards of $210,981,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 8 - Stock Options and Warrants

In July 1996, the Board of Directors adopted, and the Company’s shareholders approved, the 1996 Incentive Stock Option Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance. In June 2004, the Board of Directors adopted, and the Company’s shareholders approved, the June 2004 Compensatory Stock Option Plan under which 10,000,000 shares of the Company’s common stock has been reserved for issuance. In June 2005, the Board of Directors adopted, and the Company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the Company’s common stock has been reserved for issuance. As of November 30, 2005, options issued to employees covering 12,403,818 shares were outstanding, of which 4,524,287 were exercisable.

The Company has adopted FASB Statement 123R “Accounting for Stock-Based Compensation” effective September 1, 2005, for the fiscal year ending August 31, 2006. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” As permitted under SFAS 123R, the Company adopted the modified prospective method on September 1, 2005. In accordance with the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. (See Recent Accounting Pronouncements and Note 17-Supplemental Non-Cash Disclosures.)

The weighted average fair value of the individual options issued and granted during the three months ended November 30, 2005 is estimated as $0.77 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

	November 30,
	2005	2004
Dividend yield	0.00%	0.00%
Volatility	90%	91%
Risk-free interest rate	3.50%	4.00%
Expected life	5 years	5 years

Prior to September 1, 2005, the Company followed APB 25, “Accounting for Stock Issued to Employees.” Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. In accordance with the provisions of SFAS 123R, the pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three months ended November 30, 2004:

Three months ended November 30, 2004
Net loss, as reported	$(4,448)
Add: Stock-based employee compensation included in reported net earnings/(loss), net of related tax effects	—
Less: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(61)
Pro forma net earnings/(loss)	$(4,509)

Net loss per share:
As reported	$(0.02)
Pro forma	$(0.02)

Diluted net loss per share:
As reported	$(0.02)
Pro forma	$(0.02)

Option and warrant activity was as follows for the three months ended November 30, 2005:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	13,454,745	$0.83
Granted	1,543,750	0.21
Assumed through acquisitions	—	—
Exercised	—	—
Forfeited/cancelled	(34,150)	2.00
Outstanding at end of period	14,964,345	$0.77
Exercisable at end of period	7,084,814	1.25

Information about options and warrants outstanding was as follows at November 30, 2005:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.00 - $0.50	10,167,161	3.91	0.21	3,914,369	0.24
$0.51 - $1.00	3,522,644	3.26	0.77	2,145,905	0.76
$1.01 - $7.50	1,274,540	2.23	5.21	1,024,540	6.15
	14,964,345	3.61	0.77	7,084,814	1.25

NOTE 9 - Risk Factors

For the three months ended November 30, 2005, substantially all of the Company’s business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately, 30% of the Company's revenues and receivables have been created solely in the state of Texas, 0% in the international market, and the approximate 70% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2005; whereas approximately, 71% of the Company's revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 29% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2004. Through the normal course of business, the Company generally does not require its customers to post any collateral.

NOTE 10 - Foreign Operations

Although the Company is based in the United States, certain of its products are sold in international markets. Presently, international sales total 0% and 0% for the three months ended November 30, 2005 and 2004, respectively.

NOTE 11 - Commitments and Contingent Liabilities

Leases

For the three months ended November 30, 2005 and 2004, rental expenses of approximately $77,000 and $94,000, respectively, were incurred.

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

	August 31,	Amount
For the nine months ending	2006	$224,852
For the year ending	2007	306,180
For the year ending	2008	325,316
For the year ending	2009	243,987
	Total	$1,100,335

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

In June 2004, The Tail Wind Fund Ltd. sued Link-Two Communications, Inc., and Eagle Broadband, Inc., Civil Action 04-CV-05776, in the United States District Court for the Southern District of New York. Tail Wind claims breach of contract seeking $25 million. The Company is currently in negotiations with Tail Wind to settle this lawsuit and believes it can be settled out of court. As of November 30, 2005, and August 31, 2005, the Company has accrued $5 million in expenses against this lawsuit.

In October 2005, the Company and Enron Corp. agreed to a dismissal of all adversary proceedings and claims against each other in the proceedings filed against the Company by Enron in September 2003. In November 2005, the Bankruptcy Court entered orders confirming dismissal of such proceedings and claims.

In October 2005, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, Civil Action 1-05-CV-050179, against certain individuals whose identities are unknown, for unfair business practices and defamation. The Company believes these individuals have deliberately posted false and misleading information on the Yahoo! Finance message board for the purpose of injuring the Company in several ways including, but not limited to, deflating the price of the Company’s stock and reaping profits from their illegal activities. The Company is seeking to enjoin these individuals from continuing such conduct, in addition to the full measure of damages and other remedies permitted by law.

In December 2005, the Company sued Neva Holdings, LLC (“Neva”) and other entities affiliated with Neva, Civil Action 05-CV-1525, in the United States District Court for the District of Nevada, for breach of the Termination Agreement entered into in August 2005 between the Company and Neva. The Company is seeking to recover payments in excess of $800,000 for hardware and equipment delivered and services rendered pursuant to the Termination Agreement, in addition to attorneys’ fees and pre- and post-judgment interest.

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

We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company’s management does not expect that the results in any of these legal proceedings will have adverse affect on the Company’s financial condition or results of operations.

NOTE 12 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amounts):

	For the three months ended November 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(2,634)	—	$—
Basic EPS:
Income available to common shareholders	(2,634)	290,336	(0.01)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(2,634)	290,336	$(0.01)

	For the three months ended November 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(4,448)	—	$—
Basic EPS:
Income available to common shareholders	(4,448)	209,418	(0.02)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(4,448)	209,418	$(0.02)

For the three months ended November 30, 2005 and 2004, dilutive securities existed. (See Note 8.) The weighted average shares outstanding on a fully diluted basis as of November 30, 2005, and August 31, 2005, were approximately 295,009,000 and 242,566,000, respectively.

NOTE 13 - Retirement Plans

During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant’s contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the three months ended November 30, 2005 and 2004, employee contributions were approximately $21,495 and $27,989, respectively. The Company matched $0 and $0, respectively, for those same periods.

NOTE 14 - Major Customer

The Company had gross revenues of $1,934,000 and $1,528,000 for the three months ended November 30, 2005 and 2004, respectively. The three-month period ended November 30, 2005, included $383,350, or 20% of the quarter’s total sales, for sales of security contracts to a third party by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. The same three-month period ended November 30, 2005 also included $436,220 for the sale of set-top boxes and other products to a third party, or 23% of the quarter’s total sales.

The three-month period ended November 30, 2004, included $753,000 or 49% of the quarter’s total sales, from Sweetwater Security Capital, LLC, that were executed with the Company’s security monitoring service subsidiary, D.S.S. Security, Inc.

NOTE 15 - Industry Segments

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

For the three months ended November 30, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	0	852	0	1,082	0	0	1,934
Segment Loss	1	(794)	(1)	(1,846)	0	0	(2,640)
Total Assets	(8,975)	(16,280)	(3,778)	94,989	16,305	(43,111)	39,150
Capital Expenditures	0	0	0	2	0	0	2
Depreciation	0	341	1	248	0	0	590

For the three months ended November 30, 2004

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$21	$1,216	$—	$291	$—	$—	$1,528
Segment Loss	(35)	(839)	—	(3,604)	(21)	—	(4,499)
Total Assets	30	28,579	32	125,551	56,935	(142,367)	68,760
Capital Expenditures	—	70	—	74	—	—	144
Depreciation	10	397	1	702	21	—	1,131

Reconciliation of Segment Loss from Operations to Net Loss

	Three Months Ended November 30,
	2005	2004
Total segment loss from operations	(2,640)	$(4,499)
Total other income (expense)	6	51
Net loss	(2,634)	$(4,488)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 16 - Unaudited Quarterly Financial Data

	Nov. 30	Feb. 28	May 31	Aug. 31
Year Ended August 31, 2006
Revenues	$1,934
Net earnings (loss)	(2,634)
Basic loss per share	(0.01)
Diluted loss per share	(0.01)
Year Ended August 31, 2005
Revenues	$1,528	$2,683	$2,976	$1,405
Net earnings (loss)	(4,448)	(9,326)	(3,951)	(39,285)
Basic loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Diluted loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Year Ended August 31, 2004
Revenues	$2,397	$3,744	$5,091	$1,258
Net earnings (loss)	(8,461)	(9,398)	(4,373)	(16,773)
Basic loss per share	(0.05)	(0.05)	(0.02)	(0.08)
Diluted loss per share	(0.05)	(0.05)	(0.02)	(0.08)

NOTE 17 - Supplemental Non-Cash Disclosures

During the three months ended November 30, 2005, the company did not issue any stock in lieu of cash payments. The Company adopted SFAS 123R, “Accounting for Share-Based Payment”, during the quarter ended November 30, 2005, and has recorded a $266,000 non-cash charge to approximate the fair value of share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. Stock payable of $2,008,215 was relieved during the current quarter to issue 14,875,000 shares sold to investors in August 2005. (See Note 18.)

Non-Cash Settlements ($ in thousands)	Three months ended November 30,
	2005	2004
Interest Expense	$—	$100
Professional Fees	—	294
Salary and Compensation	—	94
Accrued Liabilities	—	3,631
Notes Payable	—	1,184
Total Non-Cash Settlements	$—	5,303

NOTE 18 - Equity Financing

In August 2005, the Company entered into a purchase agreement with certain investors for the sale of 30 million shares of its common stock at a price of $0.135 per share, and received total gross proceeds of $4,050,000. On August 26, 2005, the American Stock Exchange approved for listing 15,125,000 of these shares and notified the Company that shareholder approval was required for the issuance of the remaining 14,875,000 shares. On September 2, 2005, the Company voluntarily placed the funds received for the 14,875,000 shares

($2,008,125) into an escrow account pending the shareholder vote. On September 8, 2005, the Company sent a revised proxy statement to its shareholders adding a fourth proposal to be voted on at its 2005 annual meeting of shareholders, which was scheduled to be held September 20, 2005, to approve the issuance of the 14,875,000 shares. On September 15, 2005, the Company announced its plan to adjourn the 2005 annual meeting until October 18, 2005, to allow shareholders adequate time to receive the revised proxy statement and consider the added proposal. At the October 18, 2005 meeting, shareholders approved the issuance of the 14,875,000 shares, and on October 19, 2005, the escrowed funds were released to the Company. On October 21, 2005, the Company applied for listing the 14,875,000 shares with the American Stock Exchange and received approval on November 17, 2005. The Company paid a placement agent a cash commission of 7% of the gross dollar proceeds, and agreed to issue such agent a five-year warrant to purchase 843,750 shares of Eagle common stock at an exercise price of $0.24 per share, expiring on August 31, 2010.

NOTE 19 - Subsequent Events

In November 2005, the Company entered into an agreement with a third party, under which the Company has agreed to lease the network and infrastructure used to deliver its bundled digital services for ten years. The Company’s obligation to lease the network and infrastructure is contingent upon the third party obtaining the financing necessary to fund the payments due under the agreement by December 31, 2005. As of December 31, 2005, the third party had not obtained such financing; however, the Company and the third party are negotiating to extend the December 31, 2005 deadline.

In December 2005, the Company sued Neva Holdings, LLC (“Neva”) and other entities affiliated with Neva, Civil Action 05-CV-1525, in the United States District Court for the District of Nevada, for breach of the Termination Agreement entered into in August 2005 between the Company and Neva. The Company is seeking to recover payments in excess of $800,000 for hardware and equipment delivered and services rendered pursuant to the Termination Agreement, in addition to attorneys’ fees and pre- and post-judgment interest.

In January 2006, the Company entered into an agreement with Eric Blachno, pursuant to which Mr. Blachno resigned as the company’s Chief Financial Officer effective as of January 3, 2006. Under the agreement, Mr. Blachno will receive severance payments over a six-month period equal to six months salary. In connection with entering into the agreement, the Employment Agreement between Mr. Blachno and the Company dated November 4, 2004, was terminated. The severance payments provided for in the Agreement will be made in lieu of all compensation, bonuses, benefits and claims Mr. Blachno may have had under the Employment Agreement. The Company has engaged the same accounting consulting firm it engaged to complete its Sarbanes-Oxley 404 compliance project to assist the management team during the CFO transition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communications and industrial sectors; the success of the Company’s restructuring and cost reduction plans; the success of the Company’s competitive pricing; the Company’s relationship with its suppliers; relations with the Company’s employees; the Company’s ability to manage its operating costs; the continued availability of financing and working capital to fund business operations; governmental regulations, risks associated with regional, national, and world economies; and ability to enter into strategic, profitable business relationships relating to our products and services. Any forward-looking statements should be considered in light of these factors. Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

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

As of November 30, 2005, the company’s active subsidiaries were: Eagle Broadband Services, Inc., D.S.S. Security, Inc., operating as Eagle Broadband Security, EBI Funding Corporation and Etoolz, Inc. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended November 30, 2005.

Results of Operations

Three Months Ended November 30, 2005, Compared to Three Months Ended November 30, 2004

The following table sets forth summarized consolidated financial information for the three months ended November 30, 2005 and 2004:

Condensed Financial Information

	Three Months Ended November 30,
($ in thousands)	2005	2004	$ Change	% Change
Net Sales	$1,934	$1,528	$406	27%
Cost of Goods Sold	1,417	1,685	(268)	(16%)
Gross Profit	517	(157)	674
Percent of Sales	27%	(10%)

Operating Expenses	3,157	4,342	(1,185)	(27%)
Loss from Operations	(2,640)	(4,499)	1,859	(41%)
Other Income (Expense)	6	51	(45)	(88%)
Net Loss	(2,634)	(4,448)	1,814	(41%)
Unrealized Holding Loss	—	1,048	(1,048)	(100%)
Comprehensive Loss	$(2,634)	$(3,400)	$766	(23%)

For the three months ended November 30, 2005, the company’s business operations reflected an increase in broadband, security, and managed services. For the quarter ended November 30, 2005, the company’s consolidated operations generated net sales of $1,934,000 with a corresponding gross profit of $517,000. The overall increase of 27% in net sales for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 was primarily attributable to increased sales of IP set-top boxes, IPTVComplete and SatMAX units.

The company incurred a net loss of $2,634,000 for the three months ended November 30, 2005. The loss was attributable primarily to $1,151,000 in salaries and related costs and $991,000 for professional fess including legal, consulting and accounting, and direct labor costs of $500,000.

The company’s net loss for the three months ended November 30, 2005, included approximately $590,000 in depreciation and amortization expenses and $150,000 in other support costs for shared monthly satellite transponder costs associated with the delivery of the company’s IPTVComplete service. The net loss included $321,000 for salary expenses for prepaid commissions related to security contracts sold to a third party in November 2005, and a $266,000 non-cash charge to approximate the fair value of share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

The company’s net loss for the three months ended November 30, 2005 included a decrease in bad debt expense of $904,000 for the collection of receivables that had been deemed uncollectible from prior years.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months ended November 30, 2005 and 2004:

($ in thousands)	Three Months Ended November 30,
Business Segment	2005	% of Total	2004	% of Total	$ Change	% Change
Structured Wiring	$422	22%	$262	17%	$160	61%
Broadband Services	852	44%	1,216	80%	(364)	(30%)
Products	622	32%	26	2%	596	2,292%
Other	38	2%	24	1%	14	59%
Total	$1,934	100%	$1,528	100%	$406	27%

For the three months ended November 30, 2005, net sales increased to $1,934,000 from $1,528,000, compared to the three-month period ended November 30, 2004. The overall increase of 27% was attributable to a $596,000 increase in the company’s product sales, an increase of $262,000 in structured wiring operations, a decrease of $364,000 in the company’s broadband services sales; and a $14,000 increase in other sales. The $596,000 increase in product sales includes sales of IP set-top boxes, IPTVComplete and SatMAX units.

The decrease of $364,000 in broadband services is primarily attributable to the decline in recurring security monitoring sales resulting from the sales of certain security monitoring contracts in the company’s portfolio to Alarm Security Group, LLC. The $262,000 increase in structured wiring sales corresponded to the company’s previously announced strategy to provide solutions to broadband and service provider partners within the BDS model. The $14,000 increase in other sales was primarily attributable to financing income lease payments for products related to the multimedia industry.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
($ in thousands)	2005	2004	$ Change	% Change
Direct Labor and Related Costs	$500	$262	$238	91%
Products and Integration Services	255	38	217	571%
Structured Wiring Labor and Material	289	175	114	65%
Broadband Services Costs	144	920	(776)	(84%)
Depreciation and Amortization	229	290	(61)	(21%)
Total Cost of Goods Sold	$1,417	$1,685	$(268)	(16%)

For the three months ended November 30, 2005, cost of goods sold decreased by 16% to $1,417,000 from $1,685,000 as compared to the three months ended November 30, 2004. The overall decrease of $268,000 was primarily attributable to the company’s decrease in base broadband services provided. The company’s overall gross profit percentage was 27% for the three months ended November 30, 2005, compared to an overall negative gross profit percentage of 10% for the three months ended November 30, 2004. This substantial increase in gross profit percentage is primarily attributable to (i) a decrease in depreciation expense for BDS assets and (ii) a decrease in broadband service costs as the company continued to realign staff and resources to concentrate on the three core offerings of the company: IPTV solutions, satellite communications and providing solutions to broadband and service provider partners.

Operating Expenses

The following table sets forth summarized operating expense information for the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
($ in thousands)	2005	2004	$ Change	% Change
Salaries and Related Costs	$1,550	$399	$1,151	288%
Advertising and Promotion	30	10	20	200%
Depreciation and Amortization	361	841	(480)	(57%)
Research and Development	105	143	(38)	(27%)
Other Support Costs	1,111	2,949	(1,838)	(62%)
Total Operating Expenses	$3,157	$4,342	$(1,185)	(27%)

The following table breaks out “Other support costs” information as presented in the preceding table for the three months ended November 30, 2005 and 2004:

	Three Months Ended November 30,
	2005	2004	$ Change	% Change
($ in thousands)
Auto Related	19	3	16	533%
Bad Debt	(904)	19	(923)	(4,858%)
Delivery and Postage	155	13	142	1,092%
Fees	8	36	(28)	(78%)
Insurance and Office	104	83	21	25%
Professional and Contract Labor	991	2,290	(1,229)	(57%)
Rent	92	94	(2)	(2%)
Repairs and Maintenance	29	12	17	142%
Travel	82	88	(6)	(7%)
Taxes	167	132	35	27%
Telephone and Utilities	163	156	7	4%
Other	205	23	182	791%
Total Other Support Costs	$1,111	$2,949	$(1,838)	(62%)

For the three months ended November 30, 2005, operating expenses decreased by 27% to $3,157,000 as compared to $4,342,000 for the three months ended November 30, 2004. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $1,838,000 decrease in other support costs, the components of which are set forth on the table included immediately above, that was primarily due to (i) a $923,000 decrease in bad debt expense for the collection of receivables deemed uncollectible in prior years that were collected in November 2005 and (ii) a $1,229,000 decrease in professional fees and contract labor, including a decrease of $1,040,000 in consulting fees, $145,000 decrease in accounting fees and $172,000 decrease in legal fees. These decreases were offset by a $142,000 increase in delivery fees for warranty product and a $182,000 increase in other fees that included costs associated with a purchase obligation to share monthly satellite transponder costs associated with the delivery of the company’s IPTVComplete service.

•
A $1,151,000 increase in salaries and related costs that included an increase of $90,000 for Board of Directors compensation, a non-cash charge of $266,000 for compensation expense in accordance with the provisions of SFAS 123R, and a non-cash charge of $321,000 to expense prepaid commissions related to security contracts sold to a third party in November 2005. Salaries and related costs for the period ending November 30, 2004, were reduced for a market to market adjustment of $336,000 related to guaranteed compensation. No similar adjustment was required for the period ending November 30, 2005.

•
A $480,000 decrease in depreciation and amortization expense for long-lived assets and intangibles that had impairment charges recorded for the year ended August 31, 2005, thus decreasing the depreciable basis and related depreciation expense for the quarter ended November 30, 2005.

Net Loss

Net loss for the three months ended November 30, 2005, was $2,634,000, compared to a net loss of $4,448,000 during the three months ended November 30, 2004.

Changes in Cash Flow

Eagle’s operating activities used net cash of $2,855,000 in the three months ended November 30, 2005, compared to use of net cash of $870,000 in the three months ended November 30, 2004. The increase in net cash used by operating activities was primarily attributable to fund an increase in the company’s net operating loss, net of non-cash charges, totaling $856,000 combined with $1,077,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. Eagle’s investing activities provided net cash of $777,000 in the three months ended November 30, 2005, compared to cash used of $188,000 in the three months ended November 30, 2004. The increase was due primarily to the release of a $675,000 surety bond for a completed project. Eagle’s financing activities provided net cash of $91,000 in the three months ended November 30, 2005, compared to $519,000, of cash used in the three months ended November 30, 2004. The increase was due to the execution of a short-term note payable for insurance. (See Note 18-Equity Financing.)

Liquidity and Capital Resources

Current assets for the three months ended November 30, 2005, totaled $7,027,000 (includes cash and cash equivalents of $2,236,000) as compared to $8,370,000 reported for the year ended August 31, 2005. During the three months ended November 30, 2005, net proceeds of $2,008,215 were released from escrow to Eagle for the sale of 14,875,000 shares sold to investors in August 2005. The funds were voluntarily placed in escrow by the Company on September 2, 2005 pending approval by shareholders for issuance of such shares. The shareholders approved the issuance at the annual meeting on October 18, 2005.

The company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of an emphasis of the sale of its BDS services to municipalities, real estate developers, hotels, multi-tenant units and service providers that own or will build a their own fiber networks. Historically, the company built out these networks, thereby incurring significant capital expenditures. The company incurred approximately $2,000 in capital expenditures during the three months ended November 30, 2005. The company currently intends to continue its nationwide expansion into the delivery of bundled digital services using partnerships and joint marketing agreements funded through cash in amounts equal to or exceeding expenditures in fiscal 2005 as well as through equity securities.

The company expects that certain of its liabilities listed on the balance sheet under the headings Accounts Payable, Accrued Liabilities and Notes Payable will be retired by issuing stock versus cash during the next 12 months. The company has historically used stock for retirement of certain liabilities on a negotiated basis. Eagle expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of Eagle common stock. The company cannot quantify the amount of common stock expected to be issued to retire such debts at this time and as such will report these results on a quarterly basis.

Historically, we have financed operations through the sale of debt and equity securities. During the year ended August 31, 2005, we raised $13,958,000 cash through the issuance of common stock upon the exercise of derivative securities. We do not have any significant credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. The company will continue to rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the third quarter of 2006. If we are unable to either obtain financing from external sources or generate internal liquidity from operations in the future, we may need to curtail operations or sell assets.

Contractual Obligations

The following table sets forth contractual obligations as of November 30, 2005:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable Obligations	$152	$152	$—	$—	$—
Operating Lease Obligations	1,100	225	875	—	—
Purchase Obligations and Commitments	2,850	450	1,800	600	—
Total	$4,102	$827	$2,675	$600	$—

The company’s contractual obligations consist of current notes payable as set forth in Note 5-Notes Payable to the company’s financial statements, certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 11-Commitments and Contingent Liabilities to the company’s financial statements), and a purchase obligation to share monthly satellite transponder costs associated with the delivery of the company’s IPTVComplete service.

Off-Balance Sheet Arrangements

As of November 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets for the year ended August 31, 2005. Eagle has intangible assets related to goodwill, contracts, customers and subscribers. For the year ended August 31, 2005, the company determined there had been significant erosion of contracts, customers and subscribers primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

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

For the quarter ending November 30, 2005, management has determined there are no changes in circumstances since the fiscal year ended August 31, 2005 to indicate testing for impairment at the reporting unit level (operating segment or one level below an operating segment) is required.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The company’s market capitalization as of year ending August 31, 2005 was below its shareholder equity which indicated the need to test for recoverability. The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed for the year ended August 31, 2005. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

For the quarter ending November 30, 2005, management has determined there are no changes in circumstances or events that have occurred subsequent to the fiscal year ended August 31, 2005 to indicate testing for recoverability was required.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle’s deferred revenues historically have consisted primarily of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. The company has deferred revenue from the sale of security monitoring contracts, both purchased and owned until the contract provisions are fulfilled. The company has a twelve-month holdback provision for security contracts sold to a major customer during fiscal 2005. Eagle had deferred revenues of $511,000 as of November 30, 2005, which of this total, $411,608 is deferred for security contracts sold to a major customer. As of August 31, 2005, the company had deferred revenues of $623,000.

Eagle Broadband, Inc.

Eagle designs, manufactures and markets various hardware, software and systems, along with other equipment used in the delivery of broadband, video entertainment and communications services. Revenues from these products are recognized when the product is shipped. Eagle Broadband Inc.’s international product revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “Eagle” within Note 15-Industry Segments.

The company designs, manufactures and markets a complete line of MediaPro IP set-top boxes. Eagle recognizes revenue when set-top boxes are shipped to the customer. The company’s set-top box revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “Eagle” within Note 15-Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, the company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

The company engages independent agents, resellers and distributors for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these agreements, these third parties provide the company with sales leads. The transactions from these third parties are subject to Eagle’s approval prior to sale. In certain circumstances, the sales agent or reseller/distributor receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These transactions are not a significant portion of total sales in any of the periods presented. Eagle’s Broadband, Inc., revenues are reported under the category “Products” on the company’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “Eagle” within Note 15-Industry Segments.

The company sells and installs structured wiring and related customer premise equipment in residential customers’ homes. This company recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of customer premise equipment to the homebuyers. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “APC/HSI” within Note 15-Industry Segments.

Eagle Broadband Services, Inc. (BDS)

Eagle Broadband Services, Inc. provides broadband bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which can include telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. The revenues are reported under the category “Broadband Services” on the company’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “EBS/DSS” within Note 15-Industry Segments.

Eagle Broadband Services, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. For consistency with prior period reporting, Eagle’s communications services revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “APC/HSI” within Note 15-Industry Segments.

Eagle Broadband Services, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. For consistency with prior period reporting, Eagle’s technology services product revenues are reported under the category “Products” while the services components are reported under the category “Other” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “UCG” within Note 15-Industry Segments.

D.S.S. Security, Inc. (d/b/a Eagle Broadband Security)

D.S.S. Security, Inc. provides security monitoring services to residential and commercial customers, purchases, bundles and resells contracts from its own portfolio to independent third-party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle’s security services revenues are reported under the category “Broadband Services” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “EBS/DSS” within Note 15-Industry Segments.

Receivables

For the quarter ended November 30, 2005, Eagle accounts receivable increased to $2,258,000 from $1,890,000 at August 31, 2005. The majority of this increase was due to the sale of set-top boxes to a major customer at the end of November in the amount of $236,000 which was collected subsequent to the end of the quarter.

The company’s accounts receivable aging, as measured by days sales outstanding (DSO), totaled 53 days at November 30, 2005, and 47 days at August 31, 2005, on an adjusted basis after recording the write-offs and reserves. The increase in DSO from 47 days at August 31, 2005, to 53 days at November 30, 2005, was primarily attributable to several slow paying customers.

Allowance for Doubtful Accounts

The company’s allowance for doubtful accounts totaled $154,000 and $2,688,000 for the three months ended November 30, 2005 and the year ended August 31, 2005, respectively. These allowances for doubtful accounts amounts represented 6% and 59% of the gross accounts receivable balances for the quarter ended November 30, 2005 and the year ended August 31, 2005. They represented 36% and 82% of the company’s greater than 90-day accounts for the quarter ended November 30, 2005, and the year August 31, 2005. The decrease in the allowance for doubtful accounts from August 31, 2005 to November 30, 2005, was attributable to (i) the collection of a receivable previously included in the allowance and (ii) the direct write off of a receivable previously deemed uncollectible in a prior year.

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

Inventory

Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At November 30, 2005, Eagle’s inventory totaled $707,000 as compared to $802,000 at August 31, 2005. The majority of this decrease is for a sale that occurred during the quarter. At the end of fiscal 2004, management incorporated “just in time” inventory practices to avoid inventory obsolesce. The company continues to outsource production as needed based on contract orders from customers.

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

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes two transition methods: the modified prospective method or the modified retrospective method. The company adopted SFAS 123R commencing in the first quarter of the fiscal year ending August 31, 2006. The Company adopted the modified prospective method on September 1, 2005. In accordance with the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The company does not anticipate that adoption of SFAS 123R will have a material impact on its results of operations or its financial position.

Item 4. Controls and Procedures.

The company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of November 30, 2005. Based on such evaluation, such officers have concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the company’s internal control over financial reporting identified in connection with our evaluation as of the end our first fiscal quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2005, the Company and Enron Corp. agreed to a dismissal of all adversary proceedings and claims against each other in the proceedings filed against the Company by Enron in September 2003. In November 2005, the Bankruptcy Court entered orders confirming dismissal of such proceedings and claims.

In October 2005, the Company filed a lawsuit in the Superior Court of California, Santa Clara County, Civil Action 1-05-CV-050179, against certain individuals whose identities are unknown, for unfair business practices and defamation. The Company believes these individuals have deliberately posted false and misleading information on the Yahoo! Finance message board for the purpose of injuring the Company in several ways including, but not limited to, deflating the price of the Company’s stock and reaping profits from their illegal activities. The Company is seeking to enjoin these individuals from continuing such conduct, in addition to the full measure of damages and other remedies permitted by law.

In December 2005, the Company sued Neva Holdings, LLC (“Neva”) and other entities affiliated with Neva, Civil Action 05-CV-1525, in the United States District Court for the District of Nevada, for breach of the Termination Agreement entered into in August 2005 between the Company and Neva. The Company is seeking to recover payments in excess of $800,000 for hardware and equipment delivered and services rendered pursuant to the Termination Agreement, in addition to attorneys’ fees and pre- and post-judgment interest.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Shareholders’ Meeting on October 18, 2005, the shareholders elected each of the director nominees, ratified the selection of our independent registered public accounting firm, approved the 2005 Employee Stock Option Plan, and approved the issuance of 14,875,000 shares of the Company’s common stock.

	Number of Shares
1. To elect seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their respective successors have been elected or appointed	Voted For	Withheld
Robert Bach	227,198,797	10,724,901
H. Dean Cubley	215,420,639	22,503,059
Glenn Goerke	225,070,852	12,852,846
David Micek	227,409,459	10,514,240
Lorne Persons	225,130,454	12,793,244
C. J. (Jim) Reinhartsen	225,164,608	12,759,090
James Yarbrough	224,992,973	12,930,725

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non- Votes (1)
2. To approve the 2005 Employee Stock Option Plan	72,669,515	23,481,777	1,523,094	140,249,313
3. To ratify selection of independent registered public accounting firm	229,326,271	6,064,937	2,532,491	—
4. To approve the issuance of 14,875,000 shares of the Company’s common stock	66,326,529	15,568,366	1,813,468	154,215,336

(1)
Pursuant to Article 2.28(B) of the Texas Business Corporation Act, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 2 and 4. Significantly fewer shares voted on each of Proposals 2 and 4 than voted on Proposal 1, the election of directors, and Proposal 3, the ratification of the selection of the Company’s independent registered public accounting firm. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 2 and 4, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BROADBAND, INC.
(Registrant)

By: /s/ DAVID MICEK
David Micek President and Chief Executive Officer Date: January 9, 2005

By: /s/ JULIET MARKOVICH
Juliet Markovich Corporate Controller and Principal Accounting Officer Date: January 9, 2005