Form 10-Q
period 2006-02-28
EAGLE BROADBAND INC
filed 2006-04-12
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006

or

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

As of April 7, 2006, the registrant had 303,330,506 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.
EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2006	August 31, 2005
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and Cash Equivalents	$1,142	$4,020
Cash in Restricted Account	203	203
Accounts Receivable, net	1,356	1,890
Inventories	515	802
Net Investment in Direct Financing Leases- current portion	524	525
Other Assets	—	298
Prepaid Expenses	723	632
Total Current Assets	4,463	8,370

Property and Equipment
Operating Equipment	31,861	32,298
Less: Accumulated Depreciation	(9,635)	(8,994)
Total Property and Equipment	22,226	23,304

Other Assets
Net Investment in Direct Financing Leases (net of current portion)	659	853
Goodwill, net	4,095	4,095
Contract Rights, net	2,777	2,921
Customer Relationships, net	791	831
Other Intangible Assets, net	809	859
Other Assets	5	680
Total Other Assets	9,136	10,239

Total Assets	$35,825	$41,913

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$6,388	$6,640
Stock Payable	—	2,008
Accrued Expenses	4,561	9,477
Compound Embedded Derivative	525	—
Notes Payable & Current Portion of Long Term Debt	1,337	61
Deferred revenue	224	623
Total Current Liabilities	13,035	18,809

Long-Term Liabilities
Long Term Debt	3,511	—
Compound Embedded Derivative	182	—
Warrant Liability	280	—
Total Long-Term Liabilities	3,973	—

Total Liabilities	17,008	18,809

Shareholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common Stock - $0.001 par value, 350,000,000 shares authorized,
303,086,275 and 288,211,275 issued and outstanding at February 28, 2006 and August 31, 2005, respectively	303	288
Additional Paid in Capital	239,336	236,932
Accumulated Deficit	(220,822)	(214,116)
Total Shareholders’ Equity	18,817	23,104

Total Liabilities and Shareholders’ Equity	$35,825	$41,913

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended February 28,		For the six months ended February 28,
	2006	2005	2006	2005
Net Sales
Structured wiring	$463	$369	$885	$632
Broadband services	1,105	524	1,957	1,740
Products	158	1,754	780	1,779
Other	40	36	78	60
Total Sales	1,766	2,683	3,700	4,211

Costs of Goods Sold
Direct Labor and Related Costs	407	522	906	784
Products and Integration Service	(2)	2,164	254	2,203
Impairment Slow Moving & Obsolete Inventory	107	—	107	—
Structured Wiring Labor and Materials	431	332	720	506
Broadband Services Costs	319	339	464	1,258
Depreciation and Amortization	201	286	430	576
Other Manufacturing Costs	81	—	81	—
Total Costs of Goods Sold	1,544	3,643	2,962	5,327
Gross Profit	222	(960)	738	(1,116)

Operating Expenses
Salaries and Related Costs	1,318	3,144	2,868	3,544
Advertising and Promotion	14	40	45	50
Depreciation and Amortization	333	804	694	1,645
Other Support Costs	2,015	2,658	3,126	5,606
Research and Development	130	232	234	375
Impairment Costs	—	1,050	—	1,050
Total Operating Expenses	3,810	7,928	6,967	12,270

Loss from Operations	(3,588)	(8,888)	(6,229)	(13,386)

Other Income/(Expenses)
Interest Income	3	5	12	9
Interest Expense	(278)	(443)	(280)	(545)
Derivative Income	20	—	20	—
Loss on Sale of Assets	(229)	—	(229)	—
Loss on Sale of Marketable Securities	—	—	—	(900)
Total Other Income (Expense)	(484)	(438)	(477)	(1,436)

Net Loss	(4,072)	(9,326)	(6,706)	(14,822)

Net Loss per Common Share
Basic	(0.01)	(0.04)	(0.02)	(0.07)
Diluted	(0.01)	(0.04)	(0.02)	(0.07)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
	Common Stock		Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
(Shares and dollars in thousands)	Shares	Value

Shareholders’ Equity at August 31, 2004	205,509	$206	—	$208,051	$(157,106)	$(1,048)	$50,103

Net Loss for the year ended August 31, 2005	—	—	—	—	(57,010)	—	(57,010)

New Stock Issued:
For services and compensation	5,119	5	—	2,339	—	—	2,344
For retirement of debt and accrued liabilities	27,663	27	—	13,334	—	—	13,361
Proceeds from sale of common stock, net	45,795	46	—	11,263	—	—	11,309
Proceeds from exercise of options	4,125	4	—	1,945	—	—	1,949

Unrealized Holding Loss	—	—	—	—	—	1,048	1,048

Shareholders’ Equity at August 31, 2005	288,211	$288	—	$236,932	$(214,116)	$—	$23,104

Net Loss for the six months ended February 28, 2006	—	—	—	—	(6,706)	—	(6,706)

New Stock Issued:
Proceeds from sale of common stock, net	14,875	15	—	1,993	—	—	2,008
Stock based compensation	—	—	—	411	—	—	411

Shareholders’ Equity at February 28, 2006	303,086	$303	—	$239,336	$(220,822)	$—	$18,817

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended February 28,
	2006	2005
Cash Flows from Operating Activities
Net Loss	$(6,706)	$(14,822)

Adjustments to Reconcile Net Loss to Net Cash:
Impairment Costs	—	1,050
Loss on Sale of Assets	229	1,048
Adjustments to Cost of Sales	24	—
Stock for Compensation Expense	411	—
Depreciation and Amortization	1,124	2,221
Stock issued for Interest Expense	—	474
Stock issued for Services Rendered	—	5,220
Provision for Bad Debt	494	20
(Increase)/Decrease in Accounts Receivable	40	(786)
(Increase)/Decrease in Inventories	287	(1,368)
(Increase)/Decrease in Other Assets	675	—
(Increase)/Decrease in Prepaid Expenses	(91)	(159)
Increase/(Decrease) in Accounts Payable	(253)	1,084
Increase/(Decrease) in Accrued Expenses	(133)	2,671
Total Adjustment	2,807	11,475
Net Cash Used for Operating Activities	(3,899)	(3,347)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(54)	(530)
Purchase of Marketable Securities	—	551
Proceeds from the Sale of Assets	233	—
Gross Equipment Purchase for Direct Financing Leases	—	(641)
Principal Collections on Direct Financing Leases	195	76
Purchase of Other Intangible Assets	—	(2)
Purchase of Other Assets	—	(1)
Net Cash Provided (Used) for Investing Activities	374	(547)

Cash Flows from Financing Activities
Payments on Notes Payable	(103)	(220)
Proceeds from Note Payable	750	—
Proceeds from Sale of Common Stock, net	—	7,504
Net Cash Provided by Financing Activities	647	7,284

Net Increase/(Decrease) in Cash	(2,878)	3,390

Cash at the beginning of the period	4,020	2,051
Cash at the end of the period	$1,142	$5,441

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Year for:
Interest	$14	$43
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements February 28, 2006 (Unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

The Balance Sheet of the Company as of February 28, 2006, the related Statements of Operations for the three months and six months ended February 28, 2006 and 2005, and the Statements of Cash Flows for the six months ended February 28, 2006 and 2005, included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and six months ended February 28, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s August 31, 2005, Form 10-K.

NOTE 2 - Related Party Transactions

Dr. H. Dean Cubley, a director and former officer of the Company, is the holder of a promissory note with a remaining principal amount of $1,924,000. The note is currently in default and is accruing interest under the terms of the original agreement. The note was issued upon the modification of outstanding options for 2,000,000 common shares and reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price. Interest of $329,090 and $154,922 has been accrued as of February 28, 2006 and August 31, 2005, respectively. The note payable and accrued interest are included in the Balance Sheet as accrued expenses.

Dr. Cubley is a director of ERF Wireless, Inc. ERF Wireless acted as a third-party construction subcontractor for Eagle during the period ended February 28, 2006. Purchases totaled $131,000 for the six-month period ended February 28, 2006.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following (in thousands):

	February 28, 2006	August 31, 2005
Accounts Receivable	$1,571	$4,578
Allowance for Doubtful Accounts	(215)	(2,688)
Accounts Receivable, net	$1,356	$1,890

NOTE 4 - Property and Equipment and Intangible Assets

Components of property and equipment are as follows (in thousands):

	February 28, 2006	August 31, 2005
Automobile	$123	$123
Headend Facility and Fiber Infrastructure	24,031	24,154
Furniture and Fixtures	520	520
Leasehold Improvements	183	183
Office Equipment	1,040	1,027
Manufacturing and Operating Equipment	5,964	6,291
Total Property, Plant and Equipment	$31,861	$32,298
Less Accumulated Depreciation	(9,635)	(8,994)
Net Property, Plant and Equipment	$22,226	$23,304

Eagle expenses repairs and maintenance against income as incurred, whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset, while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $39,000 and $12,000 for the three months ended February 28, 2006 and 2005, respectively, whereas it did not have any major improvements for the same time periods. Eagle expensed repairs and maintenance of $68,000 and $24,000 for the six months ended February 28, 2006 and 2005, respectively, whereas it did not have any major improvements for the same time periods.

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

Components of intangible assets are as follows (in thousands):

	February 28, 2006	August 31, 2005
Goodwill	$4,095	$4,095

Contract Rights	$11,847	$11,847
Accumulated Amortization	(9,070)	(8,926)
	$2,777	$2,921

Customer Relationships	$3,067	$3,067
Accumulated Amortization	(2,276)	(2,236)
	$791	$831

Other Intangible Assets	$3,937	$3,937
Accumulated Amortization	(3,128)	(3,078)
	$809	$859

Total Intangible Assets	$22,946	$22,946
Total Accumulated Amortization	(14,474)	(14,240)
Net of Amortization	$8,472	$8,706

NOTE 5 - Notes Payable & Long-Term Debt

The following table lists the Company’s note obligations as of February 28, 2006, and August 31, 2005 (in thousands):

	Annual Interest Rate	Due Date	February 28, 2006	August 31, 2005
Notes Payable & Long-Term Debt:
Dutchess Convertible Note, net of discount of $797,966	12%	April 07	24	—
Tail Wind Non-Convertible Promissory Note and Convertibles Notes, net of discount of $189,451	0%	March 08	4,711	—
Notes Payable	Various	Various	113	61
Total Debt			$4,848	$61
Less current maturities			(1,337)	(61)
Total long-term debt			$3,511	$—

The convertible notes and warrants issued during the second quarter of 2006 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

DUTCHESS NOTE

On February 10, 2006, the Company entered into a purchase agreement with Dutchess Private Equities Fund, L.P., pursuant to which the Company sold an $822,500, 12% convertible note due February 10, 2011.

The note bears interest at 12%, provides for monthly interest and principal payments and matures on February 10, 2011. The note is convertible at the option of the holder into common stock of the Company at a price of $0.09 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions, plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on the lowest closing best bid between February 1, 2006 and the date of filing the registration statement covering the resale of the underlying shares. The note is subject to automatic conversion in the event the Company receives financing from a third party in excess of $750,000. The holder has the right to cause the notes to be converted into common stock. If the holder does not convert the note, the Company must pay the notes in cash and pay a 25% penalty. The Company has the right to repurchase the note at 133% of the face amount.

The notes are secured by all assets of the Company, excluding the assets of D.S.S. Security, Inc., and certain lease agreements with a third party. In order to induce Dutchess to purchase the note, an officer of the Company provided a first priority security interest in all stock options granted to date to this officer.

The convertible note was determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the Company’s optional early redemption right and cash payment penalty (compound embedded derivative liability). At the date of issuance (February 10, 2006) the convertible note, warrant liabilities and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Note. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which will be $483,779 and $338,721 for years 2006, and 2007, respectively.

The following tables summarize the fair market value of the derivative instruments and convertible debt activity for Dutchess for the period February 10, 2006 to February 28, 2006:

Description	Note Payable	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$—	$281,492	$524,438	$805,930
Marked-to-market activity Feb 10, 2006 to Feb 28, 2006	24,534	(677)	152	24,009
Fair value at February 28, 2006	$24,534	$280,815	$524,590	$829,939

Notional balance of Convertible Notes at inception	$822,500
Adjustments:
Fair market value of derivative liability-with compound embedded derivatives	(524,438)
Fair market value related to warrants	(281,492)
Financing cost	(72,500)
Convertible Notes, as adjusted	$(55,930)

For the six months ended February 28, 2006 the Company recorded a net credit to derivative expense of $525 and convertible debt interest expense of $32,685. The excess discount to the convertible note of $55,930 was expensed to interest expense upon the issuance of the Dutchess convertible note for total convertible interest expense of $88,615.

TAIL WIND NOTES

On February 15, 2006, the Company entered into a Settlement Agreement with The Tail Wind Fund Ltd., pursuant to which the Company made a cash payment of $100,000 and issued two convertible notes and a non-convertible promissory note totaling $4,900,000.

The convertible notes bear no interest and mature on March 1, 2008. The convertible notes are convertible into common stock of the Company at a conversion price equal to the daily volume weighted average price of the stock for the ten trading days immediately preceding the conversion date. On the maturity date, the Company has the option to pay any principal amount balance then outstanding in cash or convert such balance into its common stock at a conversion price equal to 95% of the daily volume weighted average price of the stock for the ten trading days immediately preceding the maturity date.

The convertible note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the registration rights (compound embedded derivative liability). At the date of issuance (February 15, 2006) the convertible note and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the convertible note. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which will be $77,109, $99,204 and $25,058 for years 2006, 2007 and 2008, respectively.

The following tables summarize the fair market value of the derivative instruments and convertible debt activity for Tailwind Convertible Notes for the period February 10, 2006 to February 28, 2006:

Description	Tail Wind Note	Compound Derivative Liability	Total
Fair value issuance at inception	$4,698,629	$201,371	$4,900,000
Marked-to-market activity Feb 10, 2006 to Feb 28, 2006	11,920	(19,606)	(7,686)
Fair value at February 28, 2006	$4,710,549	$181,765	$4,892,314

Notional balance of Convertible Notes at inception	$4,900,000
Adjustments:
Fair market value of derivative liability-with compound embedded derivatives	(201,371)
Convertible Notes balance, as adjusted	$4,698,629

For the six months ended February 28, 2006 the Company recorded a net credit to derivative expense of $19,606 and convertible debt interest expense of $11,920.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

For the period from inception of the Dutchess convertible note and warrants (February 10, 2006) through February 28, 2006, the change in fair value of the derivative liabilities includes the following:

Derivative Liability-Compound Embedded Derivatives within Dutchess Convertible Note	$152
Derivative Liability-Compound Embedded Derivatives within Common Stock Warrants	(677)
Derivative Liability-Compound Embedded Derivatives within Tail Wind Convertible Notes	(19,606)
Net decrease in fair value of derivative liabilities	$(20,131)

NOTE 6 - Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year’s provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	February 28, 2006	August 31, 2005
U.S. Federal statutory tax rate	34%	34%
U.S. valuation difference	(34%)	(34%)
Effective U.S. tax rate	0%	0%
Foreign tax valuation	0%	0%
Effective tax rate	0%	0%

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

	February 28, 2006	August 31, 2005
Computed expected tax benefit	$(2,269)	$(19,360)
Increase (decrease) in valuation allowance	2,269	19,360
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 2006, and August 31, 2005, are presented below (in thousands) and include the balances of the merged company ClearWorks.net., Inc.

	February 28, 2006	August 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$(73,115)	$(70,846)
Less valuation allowance	73,115	70,846
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets of February 28, 2006, and August 31, 2005, was $73,115,000 and $70,846,000, respectively. As of February 28, 2006, the Company has net operating loss carry-forwards of $185,058,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 7 - Stock Options and Warrants

DUTCHESS WARRANTS

On February 10, 2006, the Company entered into a five-year warrant agreement (the “Warrant”) with Dutchess Private Equities Fund, L.P., granting Dutchess the right to purchase up to 2,741,667 shares of the Company’s common stock at an exercise price of $0.09 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the Company issued its common stock to others at a price below $0.09 per share. This reset provision represents an embedded derivative, which has not been bifurcated from the host warrant contract (as both are derivatives) and has a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrant, such as risk free interest rate, expected volatility, and likelihood of reset events. The assumptions used at February 10, 2006 were a risk-free interest rate of 4.59%, volatility of 85%, expected term of 5 years, dividend yield of 0.00% and a probability weighted exercise price of $.086. The common stock warrant and the embedded warrant price reset provision were initially fair valued at $281,492 at February 10, 2006. At inception, the amount of the value assigned was applied as a discount to the notional amount of the Convertible Note. See Note 5 for valuation and marked-to-market activity.

STOCK-BASED COMPENSATION

In July 1996, the Board of Directors adopted, and the Company’s shareholders approved, the 1996 Incentive Stock Option Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance. In June 2004, the Board of Directors adopted, and the Company’s shareholders approved, the June 2004 Compensatory Stock Option Plan under which 10,000,000 shares of the Company’s common stock has been reserved for issuance. In June 2005, the Board of Directors adopted, and the Company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the Company’s common stock has been reserved for issuance. In February 2006, the Executive Committee of the Board of Directors of the Company voted to amend the Plan to reduce the shares available for issuance under the Plan from 30,000,000 to 20,000,000. As of February 28, 2006, options issued to employees covering 15,563,778 shares were outstanding, of which 5,238,986 were exercisable.

The Company has adopted FASB Statement 123R “Accounting for Stock-Based Compensation” effective September 1, 2005, for the fiscal year ending August 31, 2006. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.” As permitted under SFAS 123R, the Company adopted the modified prospective method on September 1, 2005. In accordance with the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. (See Recent Accounting Pronouncements)

The weighted average fair value of the individual options issued and granted during the six months ended February 28, 2006 is estimated as $0.14 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	February 28,
	2006	2005
Dividend yield	0.00%	0.00%
Volatility	79%	91%
Risk-free interest rate	3.50%	4.00%
Expected life	5 years	5 years

Prior to September 1, 2005, the Company followed APB 25, “Accounting for Stock Issued to Employees.” Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense was recognized under APB 25. SFAS 123R requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. In accordance with the provisions of SFAS 123R, the pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the six months ended February 28, 2005:

Six months ended February 28, 2005
Net loss, as reported	$(14,822)
Add: Stock-based employee compensation included in reported net earnings/(loss), net of related tax effects	—
Less: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(61)
Pro forma net earnings/(loss)	$(14,883)

Net loss per share:
As reported	$(0.07)
Pro forma	$(0.07)

Diluted net loss per share:
As reported	$(0.07)
Pro forma	$(0.07)

Option and warrant activity including employees and third parties was as follows for the six months ended February 28, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,454,745	$0.83
Granted	7,995,417	0.13
Assumed through acquisitions	—	—
Exercised	—	—
Forfeited/cancelled	(584,190)	0.80
Outstanding at end of period	20,865,972	$0.56
Exercisable at end of period	10,541,180	$0.86

Information about options and warrants outstanding was as follows at February 28, 2006:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.09 - $0.15	7,243,444	4.58	$ 0.11	3,758,444	$ 0.09
$0.16 - $0.50	9,375,384	3.70	$ 0.22	3,844,618	$ 0.25
$0.51 - $1.50	3,447,144	2.79	$ 0.85	2,138,118	$ 0.81
$1.51 - $7.50	800,000	2.15	$ 7.50	800,000	$ 7.50
	20,865,972	3.79	$ 0.56	10,541,180	$ 0.86

NOTE 8 - Risk Factors

For the six months ended February 28, 2006, substantially all of the Company’s business activities have remained within the United States. Approximately 4% of the Company’s revenues and receivables have been created solely in the state of Texas, 0% in the international market, and the approximate 96% remainder relatively evenly over the rest of the nation during the six months ended February 28, 2006; whereas approximately 45% of the Company’s revenues and receivables were created solely in the state of Texas, 1% in the international market, and the approximate 54% remainder relatively evenly over the rest of the nation during the six months ended February 28, 2005. Through the normal course of business, the Company generally does not require its customers to post any collateral.

Financial instruments that potentially subject the Company to concentrations of credit risk are cash in banks and uncollateralized accounts receivable. As of February 28, 2006 and August 31, 2005, the Company had $1,148,000 and $4,318,000, respectively, of uninsured deposits at financial institutions. Credit had been extended to customers of $1,571,000 and $4,578,000 as of February 28, 2006 and August 31, 2005, respectively.

Although the Company is based in the United States, certain of its products are sold in international markets. Presently, international sales total 0% and 1% for the six months ended February 28, 2006 and 2005, respectively.

NOTE 9 - Commitments and Contingent Liabilities

Leases

For the six months ended February 28, 2006 and 2005, rental expenses of approximately $153,000 and $177,000, respectively, were incurred.

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

	August 31,	Amount
For the six months ending	2006	$149,898
For the year ending	2007	306,180
For the year ending	2008	325,316
For the year ending	2009	243,987
	Total	$1,025,381

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

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860, in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, common law fraud, state and federal securities fraud, and negligent misrepresentation. The plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1 million. Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. On March 28, 2006, the court ruled in favor of the plaintiff on certain claims, granting the plaintiff’s motion for partial summary judgment on its breach of contract claim and all of Eagle’s counterclaims. The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on plaintiff’s claims for common law fraud, state and federal securities fraud, and negligent misrepresentation. The Company has accrued $750,000 in expenses against this lawsuit.

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

In February 2006, the Company entered into a settlement agreement with The Tail Wind Fund Ltd. (“Tail Wind”) to settle a lawsuit filed in June 2004 by Tail Wind against the Company and its subsidiary, Link-Two Communications, Inc. The settlement agreement settles the lawsuit for an aggregate amount of $5 million, payable in a combination of cash, stock, a non-convertible promissory note and convertible notes.

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

NOTE 10 - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amounts):

	For the six months ended February 28, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(6,706)	—	$—
Basic EPS:
Income available to common shareholders	(6,706)	296,676	(0.02)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(6,706)	296,676	$(0.02)

	For the six months ended February 28, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net loss	$(14,822)	—	$—
Basic EPS:
Income available to common shareholders	(14,822)	218,613	(0.07)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(14,822)	218,613	$(0.07)

For the six months ended February 28, 2006 and 2005, dilutive securities existed. (See Note 7.)

NOTE 11 - Retirement Plans

During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant’s contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the six months ended February 28, 2006 and 2005, employee contributions were approximately $65,000 and $64,000, respectively. The Company matched $0 for both periods.

NOTE 12 - Major Customer

The Company had gross revenues of $1,766,000 and $2,683,000 for the three months ended February 28, 2006 and February 28, 2005, respectively. The three-month period ended February 28, 2006, included $806,000, or 46% of the quarter’s total sales, for sales of security contracts to a third party by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc.

The three-month period ended February 28, 2005, included $1,729,000, or 64% of the quarter’s total sales, from General Dynamics.

The Company had gross sales of $3,700,000 and $4,211,000 for the six months ended February 28, 2006 and February 28, 2005, respectively. The six-month period ended February 28, 2006, included $1,189,000, or 32 % of the period’s total sales, for sales of security contracts to a third party by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. The same period included $529,000 for the sale of set-top boxes and other products to a third party, or 14% of the period’s sales.

The six-month period ended February 28, 2005, included $880,000, or 21% of the period’s total sales, from Sweetwater Security Capital, L.L.C., that were executed with the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. Additionally, the six months ended February 28, 2005, included $1,729,000, or 41% of the six months total sales, from General Dynamics.

NOTE 13 - Industry Segments

This summary reflects the Company’s current and past operating segments, as described below. All have discontinued operations except Eagle Broadband, Inc., Eagle Broadband Services, Inc., and D.S.S. Security, Inc.

Eagle:

Eagle Broadband, Inc. (Eagle) is a provider of broadband, Internet Protocol (IP) and satellite communications technology and equipment with related software and broadband products (including past subsidiaries Eagle Wireless International, Inc.; and Etoolz, Inc., for this summary).

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

For the six months ended February 28, 2006

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	$1,957	$—	$1,743	$—	$—	$3,700
Segment Loss	—	(1,315)	(1)	(4,914)	—	—	(6,229)
Total Assets	(8,917)	(16,713)	(3,097)	91,343	16,320	(43,111)	35,825
Capital Expenditures	—	4	—	50	—	—	54
Depreciation	—	678	1	445	—	—	1,124

For the six months ended February 28, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$21	$1,740	$—	$2,450	$—	$—	$4,211
Segment Loss	(45)	(2,069)	(1)	(10,200)	(1,071)	—	(13,386)
Total Assets	18	(29,025)	31	132,039	55,885	(143,683)	72,981
Capital Expenditures	—	439	—	91	—	—	530
Depreciation	20	790	1	1,389	21	—	2,221

Reconciliation of Segment Loss from Operations to Net Loss

	Six Months Ended February 28,
	2006	2005
Total segment loss from operations	$(6,229)	$(13,386)
Total other income (expense)	(477)	(1,436)
Net loss	$(6,706)	$(14,822)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 14 - Unaudited Quarterly Financial Data

	Nov. 30	Feb. 28	May 31	Aug. 31
Year Ended August 31, 2006
Revenues	$1,934	$1,766
Net earnings (loss)	(2,634)	(4,072)
Basic loss per share	(0.01)	(0.01)
Diluted loss per share	(0.01)	(0.01)
Year Ended August 31, 2005
Revenues	$1,528	$2,683	$2,976	$1,405
Net earnings (loss)	(4,448)	(9,326)	(3,951)	(39,285)
Basic loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Diluted loss per share	(0.02)	(0.04)	(0.02)	(0.14)
Year Ended August 31, 2004
Revenues	$2,397	$3,744	$5,091	$1,258
Net earnings (loss)	(8,461)	(9,398)	(4,373)	(16,773)
Basic loss per share	(0.05)	(0.05)	(0.02)	(0.08)
Diluted loss per share	(0.05)	(0.05)	(0.02)	(0.08)

NOTE 15 - Supplemental Non-Cash Disclosures

Non-Cash Activities ($ in thousands)	Six months ended February 28,
	2006	2005
Settlements including Legal	$—	$420
Interest Expense	—	495
Professional Fees	—	517
Salary and Compensation	—	146
Accrued Liabilities	—	7,837
Notes Payable	—	5,219
Stock Payable	2,008	—
Total Non-Cash Settlements	$2,008	$14,634

During the six months ended February 28, 2006, the Company converted accrued liabilities of $5,128,000 to current and long-term debt. During this same period, stock payable of $2,008,215 was relieved to issue 14,875,000 shares sold to investors in August 2005.

NOTE 16 - Equity Financing

In February 2006, the Company entered into an investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”), which was amended in March 2006. The nature of the investment agreement is commonly known as an equity line of credit. The maximum amount the Company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount. The Company is not obligated to request the entire $5,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time.

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

NOTE 17 - Exit Activities

On February 28, 2006, the Company entered into an asset purchase agreement with a third party to acquire the assets of D.S.S. Security, Inc. for a purchase price of $1,400,000. The purchase price allocated $400,000 to an accounts receivable balance for contracts purchased in prior quarters and $1,000,000 to customer contracts. In connection with the sale, the Company recognized a loss of the sale of fixed assets of $163,000, bad debt expense of $373,000, and a loss of $104,000 for security contracts that were classified on the Balance Sheet as of August 31, 2005 as Other Assets.

To ensure a smooth transition to the purchaser and no disruptions in service for security monitoring customers, the Company agreed to provide the use of the existing central station (which was not included as part of the acquired assets) , all associated monitoring equipment and assets and the employees necessary to provide monitoring services for 24/7 monitoring through 12:01 a.m. on April 1, 2006.

Eagle also agreed to a non-competition period whereby until the six-year anniversary of the Closing date, the Company would not engage in (i) the design, merchandising, distribution, service, installation or sale of any of any products or goods designed, merchandised, distributed, serviced, installed or sold in connection with the security business prior to the Closing Date or (ii) the provision of any services or the design, manufacture, merchandising, distribution, service, sale or installation of any products or goods that are similar to, may be used as substitutes for, are in competition with or may detract from any of the products, within the State of Texas. Eagle is not prevented from providing the following managed services to third parties: (i) security-related computer hardware installation, (ii) IP surveillance computer hardware and software and (iii) cabling installation.

The Company incurred approximately $31,000 for severance and accrued vacation related to employees terminated in connection with this transaction. These costs are included in the consolidated statement of income under the categories of salaries and related costs and other support costs. Eagle does not expect to incur any additional future period costs related to this transaction.

NOTE 18 - Subsequent Events

In March 2006, the agreement between Eagle and GlobeCast North America to distribute Eagle’s IPTVComplete service using GlobeCast’s satellite distribution network was terminated. As a result, Eagle’s obligation to share the monthly satellite transponder costs has ceased as of March 31, 2006. However, Eagle is obligated to pay 50% of the termination liability for the early termination of the agreement between GlobeCast and the transponder provider. This obligation, in the amount of $202,500, is secured by an irrevocable letter of credit of $202,500. Eagle and GlobeCast are currently negotiating a new agreement to distribute Eagle’s IP-based video content using GlobeCast’s fiber-based network.

In March 2006, the Company entered into an operating agreement with 186KMPS Partners LLP (“186KMPS”). Pursuant to the agreement, 186KMPS will assume operation of the portion of the Company’s fiber-optic network that serves homes in Harris County and Fort Bend County, Texas. During the initial five-year term of the agreement, 186KMPS will pay the Company an aggregate amount of at least $875,000 for the operation and use of the network. The aggregate amount of such payments may be higher depending upon the amount of subscriber revenues received by 186KMPS during the term of the agreement. The agreement may be extended for up to three additional five-year terms at the option of 186KMPS. Beginning April 1, 2006, 186KMPS is responsible for payment of all expenses associated with the operation of the network.

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

Executive Overview

Eagle Broadband, Inc. (the “Company” or “Eagle”), is a provider of broadband, Internet protocol (IP) and satellite communications products and services. The Company’s business activities are focused on the following core areas:

•
IPTVComplete™, delivering over 200 channels of digital television content via IP to many market sectors, such as to telephone companies or multi-dwelling unit operators (e.g., condominiums), including Eagle’s MediaPro standard or high-definition set-top boxes for both hospitality and IPTV customers;

•
SatMAX™, Eagle’s patented satellite telephony extension technology for indoor applications for enterprise, military and other government customers, especially in portable First Responder situations with Eagle’s new Alpha “SatMAX™ in a suitcase” model; and

•
Managed Services, through which Eagle provides various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling and IT integration services.

As of February 28, 2006, the Company’s active subsidiaries were: Eagle Broadband Services, Inc., D.S.S. Security, Inc., operating as Eagle Broadband Security, EBI Funding Corporation and Etoolz, Inc. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the six months ended February 28, 2006.

Results of Operations

Three and Six Months Ended February 28, 2006, Compared to Three and Six Months Ended February 28, 2005

The following table sets forth summarized consolidated financial information for the three and six months ended February 28, 2006 and 2005:

Condensed Financial Information

	Three months ended February 28,				Six months ended February 28,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Net Sales	$1,766	$2,683	$(917)	(34%)	$3,700	$4,211	$(511)	(12%)
Cost of Goods Sold	1,544	3,643	(2,099)	(58%)	2,962	5,327	(2,365)	(44%)
Gross Profit	222	(960)	1,182		738	(1,116)	1,854
Percent of Sales	13%	(36%)			20%	(27%)

Operating Expenses	3,810	7,928	(4,118)	(52%)	6,967	12,270	(5,303)	(43%)
Loss from Operations	(3,588)	(8,888)	5,300	(60%)	(6,229)	(13,386)	7,157	(53%)
Other Income (Expense)	(484)	(438)	46	11%	(477)	(1,436)	959	(67%)
Net Loss	$(4,072)	$(9,326)	$5,254	(56%)	$(6,706)	$ (14,822)	$8,116	(55%)

Overview

For the three months ended February 28, 2006, the Company’s business operations reflected a continued emphasis on its strategy to focus on business opportunities in its three main operating divisions: IPTV solutions, satellite communications and broadband services. For the quarter ended February 28, 2006, the Company’s consolidated operations generated net sales of $1,766,000 with a corresponding gross profit of $222,000. The overall decrease in net sales for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005, was primarily attributable to a prior year sale of set-top boxes of $1,066,000 to a major customer.

The Company incurred a net loss of $4,072,000 for the three months ended February 28, 2006.

The Company’s net loss for the three months ended February 28, 2006, included $1,318,000 in salary expense, bad debt expense of $494,000, $534,000 in depreciation and amortization expenses, $1,110,000 in professional services for legal, consulting, and accounting fees and $150,000 in other support costs for shared monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months ended February 28, 2006 and 2005:

($ in thousands)	Three months ended February 28,
Business Segment	2006	% of Total	2005	% of Total	$ Change	% Change
Structured Wiring	$463	26%	$369	14%	$94	26%
Broadband Services	1,105	63%	524	20%	581	111%
Products	158	9%	1,754	65%	(1,596)	(91%)
Other	40	2%	36	1%	4	11%
Total	$1,766	100%	$2,683	100%	$(917)	(34%)

Set forth below is a table presenting summarized sales information for our business segments for the six months ended February 28, 2006 and 2005:

($ in thousands)	Six months ended February 28,
Business Segment	2006	% of Total	2005	% of Total	$ Change	% Change
Structured Wiring	$885	24%	$632	15%	$253	40%
Broadband Services	1,957	53%	1,740	41%	217	12%
Products	780	21%	1,779	42%	(999)	(56%	)
Other	78	2%	60	1%	18	30%
Total	$3,700	100%	$4,211	100%	$(511)	(12%	)

For the three months ended February 28, 2006, net sales decreased to $1,766,000 from $2,683,000, compared to the three-month period ended February 28, 2005. The overall decrease of 34% was attributable to a $1,596,000 decrease in the Company’s product sales, an increase of $94,000 in structured wiring operations, a $581,000 increase in the Company’s broadband services sales; and a $4,000 increase in other sales. The $1,596,000 decrease in product sales was primarily attributable to a prior year sale of set-top boxes of $1,065,000 to a major customer. The increase of $581,000 in broadband services is primarily attributable to the sale of security contracts to a third party by the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. The $94,000 increase in structured wiring sales corresponded to the Company’s decision to pursue commercial structured wiring and cabling opportunities on a direct basis outside of the BDS model.

For the six months ended February 28, 2006, net sales decreased to $3,700,000 from $4,211,000 during the six-month period ended February 28, 2005. The overall decrease of 12% was primarily attributable to a prior year sale of set top boxes of $1,065,000 to a major customer. The $253,000 increase in structured wiring sales is attributable to the Company’s focused efforts to pursue commercial structured wiring and cabling opportunities. The $217,000 increase in broadband services is primarily attributable to the sale of security contracts to a third party customer during the period.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three and six months ended February 28, 2006 and 2005:

	Three months ended February 28,				Six months ended February 28,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Direct Labor and Related Costs	$407	$522	$(115)	(22%)	$906	$784	$122	16%
Products and Integration Services	(2)	2,164	(2,166)	(100%)	254	2,203	(1,949)	(88%)
Impairment Slow Moving & Obsolete Inventory	107	—	107	—	107	—	107	—
Structured Wiring Labor and Material	431	332	99	30%	720	506	214	42%
Broadband Services Costs	319	339	(20)	(6%)	464	1,258	(794)	(63%)
Depreciation and Amortization	201	286	(85)	(30%)	430	576	(146)	(25%)
Other Manufacturing Costs	81	—	81	—	81	—	81	—
Total Cost of Goods Sold	$1,544	$3,643	$(2,099)	(58%)	$2,962	$5,327	$(2,365)	(44%)

For the three months ended February 28, 2006, cost of goods sold decreased by 58% to $1,544,000 from $3,643,000 during the three months ended February 28, 2005. The overall decrease of $2,099,000 was primarily attributable to the Company’s cost associated with product sales to General Dynamics from the prior year, as well as the Company’s additional costs of $759,000 for design changes and expedite charges incurred during the quarter ended February 28, 2005. The Company’s overall gross profit percentage was 13% for the three months ended February 28, 2006, compared to an overall negative gross profit percentage of 36% for the three months ended February 28, 2005. This substantial improvement in gross profit percentage is primarily attributable to a decrease in product and integration service costs as the Company continued to realign staff and resources to concentrate on the three core offerings of the Company: IPTV solutions, satellite communications and providing solutions to broadband and service provider partners.

For the six months ended February 28, 2006, cost of goods sold decreased by 44% to $2,962,000 from $5,327,000 during the six months ended February 28, 2005. The Company’s overall gross profit percentage of 20% for the six months ended February 28, 2006 represents a significant improvement as compared to an overall negative gross profit percentage of 27% for the six months ended February 28, 2005. The substantial improvement in gross profit percentage is primarily attributable to a decrease in product and integration service costs and broadband service costs as the Company continued to realign staff and resources to concentrate on the three core offerings of the Company: IPTV solutions, satellite communications and providing solutions to broadband and service provider partners.

Operating Expenses

The following table sets forth summarized operating expense information for the three and six months ended February 28, 2006 and 2005:

	Three months ended February 28,				Six months ended February 28,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and Related Costs	$1,318	$3,144	$(1,826)	(58%)	$2,868	$3,544	$(676)	(19%)
Advertising and Promotion	14	40	(26)	(65%)	45	50	(5)	(9%)
Depreciation and Amortization	333	804	(471)	(59%)	694	1,645	(951)	(58%)
Research and Development	130	232	(102)	(44%)	234	375	(141)	(38%)
Other Support Costs	2,015	2,658	(643)	(24%)	3,126	5,606	(2,481)	(44%)
Impairment, write-downs, and restructuring costs	—	1,050	(1,050)	(100%)	—	1,050	(1,050)	(100%)
Total Operating Expenses	$3,810	$7,928	$(4,118)	(52%)	$6,967	$12,270	$(5,303)	(43%)

The following table breaks out “Other support costs” information as presented in the preceding table for the three and six months ended February 28, 2006 and 2005:

	Three months ended February 28,				Six months ended February 28,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Auto Related	$11	$10	$1	10%	$30	$14	$16	114%
Bad Debt	494	1	493	49,300%	(410)	20	(430)	(2,150%)
Delivery and Postage	7	15	(8)	(53%)	162	28	134	479%
Fees	5	64	(59)	(92%)	13	101	(88)	(87%)
Insurance and Office	94	263	(169)	(64%)	198	415	(217)	(52%)
Professional and Contract Labor	1,110	1,664	(554)	(33%)	2,101	3,954	(1,853)	(47%)
Rent	88	136	(48)	(35%)	180	229	(49)	(21%)
Repairs and Maintenance	39	12	27	225%	68	24	44	183%
Travel	94	112	(18)	(16%)	176	200	(24)	(12%)
Taxes	(222)	193	(415)	(215%)	(55)	324	(379)	(117%)
Telephone and Utilities	117	130	(13)	(10%)	280	216	64	30%
Other	178	58	120	207%	383	81	302	373%
Total Other Support Costs	$2,015	$2,658	$(643)	(24%)	$3,126	$5,606	$(2,480)	(44%)

For the three months ended February 28, 2006, operating expenses significantly decreased by 52% to $3,810,000 as compared to $7,928,000 for the three months ended February 28, 2005. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $643,000 decrease in other support costs as the Company continued to focus efforts on reducing operational overhead and controlling expenditures. The components of the decrease are set forth on the table included immediately above, were primarily due to (i) a $554,000 decrease in professional fees and contract labor which includes legal, accounting and consulting fees (ii) a $415,000 decrease in taxes due to decrease in assessed property taxes with certain taxing authorities and (iii) a $169,000 decrease in insurance and office expenses. These decreases were offset by a $493,000 increase in bad debt and a $120,000 increase in other fees that included costs associated with a purchase obligation to share monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service.

•
A $1,826,000 decrease in salaries and related costs due to a reduction in headcount to 88 employees for the three months ended February 28, 2006, as compared to 113 employees for the three months ended February 28, 2005.

•
A $471,000 decrease in depreciation and amortization expense for long-lived assets and intangibles. These assets had impairment charges recorded for the year ended August 31, 2005, thus decreasing the depreciable basis and related depreciation expense for the quarter ended February 28, 2006.

For the six months ended February 28, 2006, operating expenses significantly decreased by 43% to $6,967,000 as compared to $12,270,000 for the six months ended February 28, 2005. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $2,480,000 decrease in other support costs as the Company continued to focus efforts on reducing operational overhead and controlling expenditures. The components of the decrease were primarily due to (i) a $430,000 decrease in bad debt expense for collection of receivables deemed uncollectible in prior years (ii) a $1,853,000 decrease in professional fees and contract labor which includes legal, accounting and consulting fees (iii) a $379,000 decrease in assessed property taxes with certain taxing authorities and (iv) a decrease of $217,000 for insurance and office expenses. These decreases were offset by an increase of $64,000 for telephone and other utilities and $302,000 in other expenses, which included costs associated with a purchase obligation to share monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service.

•
An impairment charge of $1,050,000 was recorded for the six months ended February 28, 2005 for Link-Two Communications assets. No similar charge was required for the six months ended February 28, 2006.

•
A $951,000 decrease in depreciation and amortization expense for long-lived assets and intangibles that had impairment charges recorded for the year ended August 31, 2005, thus decreasing the depreciable basis and related depreciation expense for the six months ended February 28, 2006, as compared to the six months ended February 28, 2005.

•
A $676,000 decrease in salaries and related costs primarily due to the reduction in headcount from 113 employees at February 28, 2005, to 88 employees at February 28, 2006. The decrease was offset for the six months ended February 28, 2006, for non-cash charges of $411,000 for compensation expense in accordance with the provisions of SFAS 123R and a non-cash charge of $611,000 to expense prepaid commissions related to security contracts sold to a third party.

Net Loss

Net loss for the three months ended February 28, 2006, was $4,072,000, compared to a net loss of $9,326,000 during the three months ended February 28, 2005. For the six months ended February 28, 2006, the Company’s net loss was $6,706,000 as compared to a net loss of $14,822,000 for the six months ended February 28, 2005.

Changes in Cash Flow

Eagle’s operating activities used net cash of $3,899,000 in the six months ended February 28, 2006, compared to use of net cash of $3,347,000 in the six months ended February 28, 2005. The increase in net cash used by operating activities was primarily attributable to fund the Company’s net operating loss, net of non-cash charges, totaling $2,282,000 combined with $525,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, other assets, prepaid expenses, accounts payable and accrued expenses. Eagle’s investing activities provided net cash of $374,000 in the six months ended February 28, 2006, compared to cash used of $547,000 in the six months ended February 28, 2005. The increase was due primarily to assets sold during the six months ended February 28, 2006, and an increase in amounts collected for direct financing leases. Eagle’s financing activities provided net cash of $647,000 in the six months ended February 28, 2006, compared to $7,284,000, of cash provided in the six months ended February 28, 2005. The decrease was due to a significant decrease in equity funding transactions for the six months ended February 28, 2006. For the six months ended February 28, 2006, the Company received proceeds of $750,000 for a convertible note and paid $103,000 towards notes payable.

Liquidity and Capital Resources

Current assets for the six months ended February 28, 2006, totaled $4,463,000 (includes cash and cash equivalents of $1,142,000) as compared to $8,370,000 reported for the year ended August 31, 2005.

The Company anticipates that it will incur significantly less capital expenditures for broadband fiber infrastructure as a result of entering into an operating agreement with 186KMPS Partners LLP to assume operation of the portion of the Company’s fiber-optic network. (See Note 18-Subsequent Events.)

In February 2006, the Company entered into a series of agreements with Dutchess Private Equities Fund, L.P. (“Dutchess”), pursuant to which Dutchess will provide a three-year, $5,000,000 equity line of credit for the Company. Under this agreement, the Company may make drawdown requests on the equity line, and Dutchess is obligated to purchase a number of shares at a price equal 93% of the market price of our stock to fund the drawdown requests. In March 2006, the Company was advised by the American Stock Exchange that it deemed a reverse split to be appropriate in order to increase the price of the Company’s common stock. The Company’s shareholders will vote on the reverse split proposal at the shareholder meeting to be held on April 18, 2006, and management believes that shareholder approval for the reverse split will be obtained.

One result of effecting the reverse split is that the number of shares outstanding will be reduced, while the number of authorized shares will remain unchanged. A portion of these authorized and unissued shares will be needed by the Company to draw down the equity line. The Company currently anticipates the need to utilize the equity line over the course of the next six months for the manufacture of set-top boxes, further development of SatMAX, including the new Alpha “SatMAX in a suitcase” model, further launches of IPTVComplete installations, and other working capital requirements.

A registration statement was filed with the SEC on March 22, 2006, to register shares to be issued pursuant to the equity line. The Company is awaiting notification from the SEC to declare the registration statement effective. Once the registration statement is declared effective, the Company will have the ability to draw on the line of credit.

Historically, we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best-efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. If we are unable to timely utilize the equity line or raise additional financing, we may need to curtail operations or sell assets. The Company will continue to rely upon financing from external sources to fund its operations for the foreseeable future, and it will likely need to raise additional financing to fund working capital requirements during the quarter ending November 30, 2006.

Contractual Obligations

The following table sets forth contractual obligations as of February 28, 2006:

	Payments Due by Period
(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable Obligations	$1,514	$1,514	$—	$—	$—
Long-Term Debt	4,987	—	4,987	—	—
Operating Lease Obligations	1,025	303	722	—	—
Purchase Obligations and Commitments	200	200	—	—	—
Total contractual obligations	$7,727	$2,017	$5,710	$—	$—

The Company’s contractual obligations consist of long term debt, derivative liabilities (current and long term), warrant liabilities (non-current) and current notes payable as set forth in Note 5-Notes Payable to the Company’s financial statements. The Company has certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 9-Commitments and Contingent Liabilities to the Company’s financial statements), and a purchase obligation to share monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service. (See Note-18 Subsequent Events.)

Off-Balance Sheet Arrangements

As of February 28, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

For the quarter ending February 28, 2006, management has determined there are no changes in circumstances since the fiscal year ended August 31, 2005 to indicate testing for impairment at the reporting unit level (operating segment or one level below an operating segment) is required.

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

For the quarter ending February 28, 2006, management has determined there are no changes in circumstances or events that have occurred subsequent to the fiscal year ended August 31, 2005 to indicate testing for recoverability was required.

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

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle’s deferred revenues historically have consisted primarily of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. The Company has deferred revenue from the sale of security monitoring contracts, both purchased and owned until the contract provisions are fulfilled. Eagle had deferred revenues of $224,000 as of February 28, 2006. As of August 31, 2005, the Company had deferred revenues of $623,000, which included revenues deferred for a twelve-month holdback provision for security contracts sold to a major customer during fiscal 2005.

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

The Company sells and installs structured wiring and related customer premise equipment in residential customers’ homes. The Company recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of customer premise equipment to the homebuyers. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-3 of this report and also under the category “APC/HSI” within Note 15-Industry Segments.

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

Receivables

For the six months ended February 28, 2006, Eagle accounts receivable decreased to $1,356,000 from $1,890,000 at August 31, 2005. The majority of this decease was due to the collection of a receivable for security contracts previously sold in prior quarters.

The Company’s accounts receivable aging, as measured by days sales outstanding (DSO), totaled 52 days at February 28, 2006, and 47 days at August 31, 2005, on an adjusted basis after recording the write-offs and reserves. The increase in DSO from 47 days at August 31, 2005, to 52 days at February 28, 2006, was primarily attributable to several slow paying customers.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts totaled $215,000 and $2,688,000 for the three months ended February 28, 2006 and the year ended August 31, 2005, respectively. These allowances for doubtful accounts amounts represented 14% and 59% of the gross accounts receivable balances for the quarter ended February 28, 2006 and the year ended August 31, 2005. They represented 47% and 82% of the Company’s greater than 90-day accounts for the quarter ended February 28, 2006, and the year August 31, 2005. The decrease in the allowance for doubtful accounts from August 31, 2005 to February 28, 2006, was attributable to (i) the collection of a receivable previously included in the allowance and (ii) the direct write off of a receivable previously deemed uncollectible in a prior year.

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

Inventory

Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At February 28, 2006, Eagle’s inventory totaled $515,000 as compared to $802,000 at August 31, 2005. The majority of this decrease is for sales of set-top boxes that occurred for the six months ended February 28, 2006. The Company outsources production as needed based on contract orders from customers.

Derivative Financial Instruments

The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value.

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Under SFAS No. 133, all derivative financial instruments held by the Company are not designated as hedges.

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of February 28, 2006. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended February 28, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860, in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, common law fraud, state and federal securities fraud, and negligent misrepresentation. The plaintiff has also alleged that Eagle has defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1 million. Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. On March 28, 2006, the court ruled in favor of the plaintiff on certain claims, granting the plaintiff’s motion for partial summary judgment on its breach of contract claim and all of Eagle’s counterclaims. The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on plaintiff’s claims for common law fraud, state and federal securities fraud, and negligent misrepresentation. The Company has accrued $750,000 in expenses against this lawsuit.

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

In February 2006, the Company entered into a settlement agreement with The Tail Wind Fund Ltd. (“Tail Wind”) to settle a lawsuit filed in June 2004 by Tail Wind against the Company and its subsidiary, Link-Two Communications, Inc. The settlement agreement resulted in an aggregate settlement amount of $5 million, payable in a combination of cash, stock, a non-convertible promissory note and convertible notes. Tail Wind claimed the Company breached several agreements and sought damages of approximately $25 million.

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

EAGLE BROADBAND, INC.
(Registrant)

By:	/s/David Micek
David Micek
Title: President and Chief Executive Officer
Date: April 12, 2006

By:	/s/Juliet Markovich
Juliet Markovich
Title: Corporate Controller and Principal Accounting Officer
Date: April 12, 2006