Form 10-Q
period 2006-05-31
EAGLE BROADBAND INC
filed 2006-07-17
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

As of July 14, 2006, the registrant had 10,437,344 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	May 31, 2006 (Unaudited)	August 31, 2005 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$261	$4,020
Cash in Restricted Account	—	203
Accounts Receivable, net	559	1,890
Inventories	590	802
Net Investment in Direct Financing Leases- current portion	524	525
Other Assets	—	298
Prepaid Expenses	589	632
Total Current Assets	2,523	8,370

Property and Equipment
Operating Equipment	31,861	32,298
Less: Accumulated Depreciation	(9,991)	(8,994)
Total Property and Equipment	21,870	23,304

Other Assets
Net Investment in Direct Financing Leases (net of current portion)	558	853
Goodwill	4,095	4,095
Contract Rights, net	2,706	2,921
Customer Relationships, net	769	831
Other Intangible Assets, net	785	859
Other Assets	4	680
Total Other Assets	8,917	10,239

Total Assets	$33,310	$41,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$6,542	$6,640
Stock Payable	—	2,008
Accrued Expenses	4,010	9,477
Compound Embedded Derivative	223	—
Notes Payable & Current Portion of Long Term Debt	875	61
Deferred revenue	191	623
Total Current Liabilities	11,841	18,809

Long-Term Liabilities
Long Term Debt	2,827	—
Compound Embedded Derivative	340	—
Warrant Liability	142	—
Total Long-Term Liabilities	3,309	—

Total Liabilities	15,150	18,809

Shareholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common Stock - $0.001 par value, 350,000,000 shares authorized,
9,647,893 and 8,234,608 issued and outstanding at May 31, 2006 and August 31, 2005, respectively	10	8
Additional Paid in Capital	241,459	237,212
Accumulated Deficit	(223,309)	(214,116)
Total Shareholders’ Equity	18,160	23,104

Total Liabilities and Shareholders’ Equity	$33,310	$41,913

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands)	For the three months ended May 31,		For the nine months ended May 31,
	2006	2005	2006	2005
Net Sales
Structured wiring	$491	$369	$1,376	$1,002
Broadband services	198	1,797	2,155	3,537
Products	138	774	919	2,553
Other	32	36	110	96
Total Sales	859	2,976	4,560	7,188

Costs of Goods Sold
Direct Labor and Related Costs	189	516	1,128	1,300
Products and Integration Service	343	799	799	3,002
Impairment Slow Moving & Obsolete Inventory	—	300	107	300
Structured Wiring Labor and Materials	394	270	1,114	776
Broadband Services Costs	22	207	251	1,465
Depreciation and Amortization	206	291	636	867
Total Costs of Goods Sold	1,154	2,383	4,035	7,710
Gross Margin	(295)	593	525	(522)

Operating Expenses
Salaries and Related Costs	993	1,194	3,861	4,737
Advertising and Promotion	42	(5)	85	45
Depreciation and Amortization	267	805	961	2,451
Other Support Costs	545	3,382	3,675	8,989
Research and Development	223	197	538	572
Impairment Costs	—	—	—	1,050
Total Operating Expenses	2,070	5,573	9,120	17,844

Loss from Operations	(2,365)	(4,980)	(8,595)	(18,366)

Other Income/(Expenses)
Interest Income	3	17	15	25
Interest Expense	(285)	(17)	(565)	(562)
Derivative Income	161	—	181	—
Other Income (Expense)	(60)	—	(60)	—
Gain (Loss) on Sale of Assets	81	(5)	(147)	144
Gain (Loss) on Extinguishment of Debt	(22)	1,034	(22)	1,034
Total Other Income (Expense)	(122)	1,029	(598)	641

Net Loss	$(2,487)	$(3,951)	$(9,193)	$(17,725)

Other Comprehensive Loss:
Unrealized holding gain (loss)	—	—	—	(1,048)
Total Other Comprehensive Loss	—	—	—	(1,048)

Comprehensive Loss	$(2,487)	$(3,951)	$(9,193)	$(18,773)

Net Loss per Common Share
Basic	(0.28)	(0.70)	(1.07)	(2.85)
Diluted	(0.28)	(0.70)	(1.07)	(2.85)
Comprehensive Loss	(0.28)	(0.70)	(1.07)	(2.85)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity
(Shares and dollars in thousands)	Shares	Value

Shareholders’ Equity at August 31, 2004	5,872	$6	—	$208,251	$(157,106)	$(1,048)	$50,103

Net Loss for the year ended August 31, 2005	—	—	—	—	(57,010)	—	(57,010)

New Stock Issued:
For services and compensation	146	—	—	2,344	—	—	2,344
For retirement of debt and accrued liabilities	790	1	—	13,361	—	—	13,362
Proceeds from sale of common stock, net	1,308	1	—	11,307	—	—	11,308
Proceeds from exercise of options	119	—	—	1,949	—	—	1,949

Unrealized Holding Loss	—	—	—	—	—	1,048	1,048

Shareholders’ Equity at August 31, 2005	8,235	$8	—	$237,212	$(214,116)	$—	$23,104

Net Loss for the nine months ended May 31, 2006	—	—	—	—	(9,193)	—	(9,193)

New Stock Issued:
For services and compensation	12	—		21			21
For retirement of debt and accrued liabilities	634	1		1,347			1,348
Reclass of stock payable	425			2,008			2,008
Proceeds from sale of common stock, net	342	1		335			336
Stock based compensation	—	—	—	536	—	—	536
Unaudited
Shareholders’ Equity at May 31, 2006	9,648	$10	—	$241,459	$(223,309)	$—	$18,160

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)	For the nine months ended May 31,
	Unaudited	Unaudited
	2006	2005
Cash Flows from Operating Activities
Net Loss	$(9,193)	$(18,773)

Adjustments to Reconcile Net Loss to Net Cash
Impairment, write downs and cost	—	1,050
Gain/(Loss) on Sale of Assets	148	904
Amortization of Debt Discount	377	—
Gain/(Loss) on Extinguishment of Debt	22	(1,034)
Adjustments to Cost of Sales	24	—
Adjustment to Settlement Expense	(576)	—
Depreciation and Amortization	1,598	3,318
Derivative Income	(181)	—
Stock issued for Interest Expense	—	546
Stock issued for Services Rendered	557	1,479
Provision for Bad Debt	495	23
Decrease in Restricted Cash	203	—
(Increase)/Decrease in Accounts Receivable	837	(1,376)
(Increase)/Decrease in Inventories	212	(481)
(Increase)/Decrease in Other Assets	675	(1,003)
(Increase)/Decrease in Prepaid Expenses	43	(19)
Increase/(Decrease) in Accounts Payable	(98)	1,803
Increase/(Decrease) in Accrued Expenses	(181)	4,363
Total Adjustment	4,155	9,573
Net Cash Used for Operating Activities	(5,038)	(9,200)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(54)	(1,248)
Purchase of Marketable Securities	—	695
Proceeds from the Sale of Assets	234	—
Gross Equipment Purchase for Direct Financing Leases	—	(803)
Principal Collections on Direct Financing Leases	296	206
Purchase of Other Intangible Assets	—	(4)
Sale of Other Assets	—	3
Net Cash Provided (Used) for Investing Activities	476	(1,151)

Cash Flows from Financing Activities
Payments on Notes Payable	(282)	(212)
Proceeds from Notes Payable	750	—
Proceeds from Exercise of Options	—	1,949
Proceeds from Sale of Common Stock, net	335	9,439
Net Cash Provided by Financing Activities	803	11,176

Net Increase/(Decrease) in Cash	(3,759)	825

Cash at the beginning of the period	4,020	2,051
Cash at the end of the period	$261	$2,876

Supplemental Disclosure of Cash Flow Information
Net Cash Paid During the Year for:
Interest	$47	$33
Income taxes	$—	$—
See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements May 31, 2006 (Unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

The Consolidated Balance Sheet of the Company as of May 31, 2006, the related Consolidated Statements of Operations for the three months and nine months ended May 31, 2006 and 2005, the Consolidated Statements of Shareholders’ Equity as of May 31, 2006 and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2006 and 2005, included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months and nine months ended May 31, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the Company’s August 31, 2005, Form 10-K.

Reverse Stock Split

On May 12, 2006, the Company effected a 1-for-35 reverse stock split. In these Notes to the Consolidated Financial Statements, all previously reported stock information has been adjusted to reflect the effect of the reverse stock split.

NOTE 2 - Related Party Transactions

Dr. H. Dean Cubley, a director and former officer of the Company, is the holder of a promissory note with a remaining principal amount of $1,924,000. The note is currently in default and is accruing interest under the terms of the original agreement. The note was issued upon the modification of outstanding options for 2,000,000 common shares and reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price. Interest of $417,617 and $154,922 has been accrued as of May 31, 2006 and August 31, 2005, respectively. The note payable and accrued interest are included in the Balance Sheet as accrued expenses.

Dr. Cubley is a director of ERF Wireless, Inc. ERF Wireless acted as a third-party construction subcontractor for Eagle for the nine-month period ended May 31, 2006. Purchases totaled $131,000 for the nine-month period ended May 31, 2006.

In April 2006, the Company entered into a Consulting Agreement with Lorne Persons, Jr., a member of the Company’s Board of Directors, pursuant to which Mr. Persons will direct the sales and marketing efforts for the Company’s SatMAX® product line. For these consulting services, Mr. Persons will be paid $14,500 per quarter, which is to be paid in Company common stock, unless the Company and Mr. Persons agree otherwise.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following (in thousands):

	May 31, 2006	August 31, 2005
Accounts Receivable	$766	$4,578
Allowance for Doubtful Accounts	(207)	(2,688)
Accounts Receivable, net	$559	$1,890

NOTE 4 - Property and Equipment and Intangible Assets

Components of property and equipment are as follows (in thousands):

	May 31, 2006	August 31, 2005
Automobile	$123	$123
Headend Facility and Fiber Infrastructure	24,031	24,154
Furniture and Fixtures	520	520
Leasehold Improvements	183	183
Office Equipment	1,040	1,027
Manufacturing and Operating Equipment	5,964	6,291
Total Property, Plant and Equipment	$31,861	$32,298
Less Accumulated Depreciation	(9,991)	(8,994)
Net Property, Plant and Equipment	$21,870	$23,304

Eagle expenses repairs and maintenance against income as incurred, whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset, while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $2,000 and $32,000 for the three months ended May 31, 2006 and 2005, respectively, whereas it did not have any major improvements for the same time periods. Eagle expensed repairs and maintenance of $70,000 and $55,000 for the nine months ended May 31, 2006 and 2005, respectively, whereas it did not have any major improvements for the same time periods.

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

Components of intangible assets are as follows (in thousands):

	May 31, 2006	August 31, 2005
Goodwill	$4,095	$4,095

Contract Rights	$11,847	$11,847
Accumulated Amortization	(9,141)	(8,926)
	$2,706	$2,921

Customer Relationships	$3,067	$3,067
Accumulated Amortization	(2,298)	(2,236)
	$769	$831

Other Intangible Assets	$3,937	$3,937
Accumulated Amortization	(3,152)	(3,078)
	$785	$859

Total Intangible Assets	$22,946	$22,946
Total Accumulated Amortization	(14,591)	(14,240)
Net of Amortization	$8,355	$8,706

NOTE 5 - Notes Payable & Long-Term Debt

The following table lists the Company’s note obligations as of May 31, 2006, and August 31, 2005 (in thousands):

	Annual Interest Rate	Due Date	May 31, 2006	August 31, 2005
Notes Payable & Long-Term Debt:
Dutchess Convertible Note & Warrant, net of discount of $594,290	12%	May 07	$144	—
Tail Wind Non-Convertible Promissory Note and Convertibles Notes, net of discount of $109,600	0%	March 08	3,404	—
Notes Payable	Various	Various	154	61
Total Debt			$3,702	$61
Less current maturities			(875)	(61)
Total long-term debt			$2,827	$—

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

The note bears interest at 12%, provides for monthly interest and principal payments and matures on February 10, 2011. The note is convertible at the option of the holder into common stock of the Company at a price of $3.15 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions. The note is subject to automatic redemption in the event the Company receives financing from a third party in excess of $750,000. The holder has the right to cause the notes to be converted into common stock. If the holder does not convert the note, the Company must pay the notes in cash and pay a 25% redemption fee.

The notes are secured by all assets of the Company, excluding a certain lease agreement with a third party. In order to induce Dutchess to purchase the note, an officer of the Company provided a first priority security interest in all stock options granted to date to this officer.

The convertible note was determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the Company’s optional early redemption right and cash payment penalty (compound embedded derivative liability). At the date of issuance (February 10, 2006) the convertible note, warrant liabilities and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Note. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which will be $312,408 and $510,092 for fiscal years 2006 and 2007, respectively.

The following table summarizes the fair market value of the derivative instruments and convertible debt activity for Dutchess for the period February 10, 2006 to May 31, 2006:

Description	Note Payable	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$—	$281,492	$524,438	$805,930
Marked-to-market activity Feb 10, 2006 to Feb 28, 2006	24,534	(677)	152	24,009
Marked-to-market activity Mar 1, 2006 to May 31, 2006	120,165	(138,955)	(301,850)	(320,640)
Fair value at May 31, 2006	$144,699	$141,860	$222,740	$509,299

For the nine months ended May 31, 2006 the Company recorded a net credit to derivative expense of $386,429 and convertible debt interest expense of $13,059. The excess discount to the convertible note of $55,930 was expensed to interest expense upon the issuance of the Dutchess convertible note for total convertible interest expense of $205,496. The Company issued 6,500 shares of common stock on May 22, 2006, to convert $20,415 of the principal amount due under the convertible debenture with Dutchess.

TAIL WIND NOTES

On February 15, 2006, the Company entered into a Settlement Agreement with The Tail Wind Fund Ltd., pursuant to which the Company made a cash payment of $100,000, issued two convertible notes in the aggregate amount of $2,750,000, issued a $400,000 non-convertible promissory note and entered into a stock payment obligation of $1,750,000.

To satisfy the $1,750,000 stock payment obligation, the Company issued 627,240 shares of common stock on May 18, 2006. The Settlement Agreement provides that if the closing price of our common stock on the date the stock was issued is greater than the closing price on the date the registration statement registering such shares is declared effective, then a price reduction amount will be added to the original principal amount of one of the convertible notes. As of May 31, 2006, the price reduction amount increased the convertible note by $413,979 with a corresponding decrease to Additional Paid in Capital.

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

The convertible notes were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the registration rights (compound embedded derivative liability). At the date of issuance (February 15, 2006) the convertible notes and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the convertible notes. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The Company uses the effective interest method to record interest expense and related debt accretion which will be $52,691, $98,697 and $49,983 for fiscal years 2006, 2007 and 2008, respectively.

The following table summarizes the fair market value of the derivative instruments and convertible debt activity for Tail Wind Convertible Notes for the period February 15, 2006 to May 31, 2006:

Description	Tail Wind Note	Compound Derivative Liability	Total
Fair value issuance at inception	$4,698,629	$201,371	$4,900,000
Marked-to-market activity Feb 10, 2006 to Feb 28, 2006	11,290	(19,606)	(7,686)
Marked-to-market activity Mar 1, 2006 to May 31, 2006	79,851	158,523	238,374
Issuance of shares for stock payment obligation	(1,750,000)	—	(1,750,000)
Note Payments Mar 1, 2006 to May 31, 2006	(50,000)	—	(50,000)
Price reduction for shares issued through May 31, 2006	413,969	—	413,969
Fair value at May 31, 2006	$3,404,369	$340,288	$3,744,657

For the nine months ended May 31, 2006 the Company recorded a net debit to derivative expense of $205,688 and convertible debt interest expense of $22,177.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

For the period from inception of the Dutchess convertible note and warrants and Tail Wind, the change in fair value of the derivative liabilities from February 10, 2006 through May 31, 2006, includes the following:

Derivative Liability-Compound Embedded Derivatives within Dutchess Convertible Note	$(246,797)
Derivative Liability-Compound Embedded Derivatives within Common Stock Warrants	(139,632)
Derivative Liability-Compound Embedded Derivatives within Dutchess for effect of conversion and payments	(54,901)
Derivative Liability-Compound Embedded Derivatives within Tail Wind Convertible Notes	138,917
Net decrease in fair value of derivative liabilities	$302,413

NOTE 6 - Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year’s provision.

The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

	May 31, 2006	August 31, 2005
U.S. Federal statutory tax rate	34%	34%
U.S. valuation difference	(34%)	(34%)
Effective U.S. tax rate	0%	0%
Foreign tax valuation	0%	0%
Effective tax rate	0%	0%

ncome tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

	May 31, 2006	August 31, 2005
Computed expected tax benefit	$(3,104)	$(19,360)
Increase (decrease) in valuation allowance	3,104	19,360
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 2006, and August 31, 2005, are presented below (in thousands) and include the balances of the merged company ClearWorks.net., Inc.

	May 31, 2006	August 31, 2005
Deferred tax assets:
Net operating loss carry forwards	$(73,950)	$(70,846)
Less valuation allowance	73,950	70,846
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets of May 31, 2006, and August 31, 2005, was $73,950,000 and $70,846,000, respectively. As of May 31, 2006, the Company has net operating loss carry-forwards of $187,380,000, which is available to offset future federal taxable income, if any, with expirations from 2021 to 2023.

NOTE 7 - Stock Options and Warrants (See Note 1)

DUTCHESS WARRANTS

On February 10, 2006, the Company entered into a five-year warrant agreement (the “Warrant”) with Dutchess Private Equities Fund, L.P., granting Dutchess the right to purchase up to 78,333 shares (see Note 1) of the Company’s common stock at an exercise price of $3.15 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the Company issued its common stock to others at a price below $3.15 per share. This reset provision represents an embedded derivative, which has not been bifurcated from the host warrant contract (as both are derivatives) and has a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrant, such as risk free interest rate, expected volatility, and likelihood of reset events. The assumptions used at February 10, 2006 were a risk-free interest rate of 4.59%, volatility of 85%, expected term of 5 years, dividend yield of 0.00% and a probability weighted exercise price of $.086. The common stock warrant and the embedded warrant price reset provision were initially fair valued at $281,492 at February 10, 2006. At inception, the amount of the value assigned was applied as a discount to the notional amount of the Convertible Note. See Note 5 for valuation and marked-to-market activity.

STOCK-BASED COMPENSATION

In June 2005, the Board of Directors adopted, and the Company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the Company’s common stock have been reserved for issuance. In February 2006, the Executive Committee of the Board of Directors of the Company voted to amend the Plan to reduce the shares available for issuance under the Plan from 30,000,000 to 20,000,000. On May 12, the Company effected a 1-for-35 reverse stock split, which reduced the number of shares available for issuance under the Plan to 571,429. As of May 31, 2006, 6,978 shares have been issued under the Plan, and options issued under the Plan covering 422,344 shares were outstanding, of which 172,233 were exercisable.

The Company has adopted FASB Statement 123R “Accounting for Stock-Based Compensation” effective September 1, 2005, for the fiscal year ending August 31, 2006. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As permitted under SFAS 123R, the Company adopted the modified prospective method on September 1, 2005. In accordance with the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. (See Recent Accounting Pronouncements)

The weighted average fair value of the individual options issued and granted during the nine months ended May 31, 2006 is estimated as $4.60 on the date of grant. The fair values were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	May 31,
	2006	2005
Dividend yield	0.00%	0.00%
Volatility	97%	91%
Risk-free interest rate	3.5%	4.00%
Expected life	5 years	4.5 years

Prior to September 1, 2005, the Company followed APB 25, “Accounting for Stock Issued to Employees.” Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense was recognized under APB 25. SFAS 123R requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. In accordance with the provisions of SFAS 123R, the pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the nine months ended May 31, 2006:

Nine months ended May 31, 2005
Net loss, as reported	$(18,773)
Add: Stock-based employee compensation included in reported net earnings/(loss), net of related tax effects	(61)
Less: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	—
Pro forma net earnings/(loss)	$(18,834)

Net loss per share:
As reported	$(2.85)
Pro forma	$(2.85)

Diluted net loss per share:
As reported	$(2.85)
Pro forma	$(2.85)

Option and warrant activity including employees and third parties was as follows for the nine months ended May 31, 2006 (see Note 1):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	384,428	$29.19
Granted	259,163	4.60
Assumed through acquisitions	—	—
Exercised	—	—
Forfeited/cancelled	(69,758)	27.53
Outstanding at end of period	573,833	$18.14
Exercisable at end of period	323,722	$26.52

Information about options and warrants outstanding was as follows at May 31, 2006:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.97 - $5.00	237,535	4.15	$ 3.77	137,384	$ 3.08
$5.00 - $20.00	253,720	3.54	$ 7.19	119,339	$ 7.75
$20.00 - $50.00	59,721	2.74	$ 28.29	44,142	$ 28.06
$50.00 - $262.50	22,857	1.90	$ 262.50	22,857	$ 262.50
	573,833	3.64	$ 18.14	323,722	$ 26.52

NOTE 8 - Risk Factors

For the nine months ended May 31, 2006, substantially all of the Company’s business activities have remained within the United States. Approximately 27% of the Company’s revenues and receivables have been created solely in the state of Texas, 0% in the international market, and the approximate 73% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2006; whereas approximately 33% of the Company’s revenues and receivables were created solely in the state of Texas, 1% in the international market, and the approximate 66% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2005. Through the normal course of business, the Company generally does not require its customers to post any collateral.

Financial instruments that potentially subject the Company to concentrations of credit risk are cash in banks and uncollateralized accounts receivable. As of May 31, 2006 and August 31, 2005, the Company had $58,160 and $4,318,000, respectively, of uninsured deposits at financial institutions. Credit had been extended to customers of $766,000 and $4,578,000 as of May 31, 2006 and August 31, 2005, respectively.

Although the Company is based in the United States, certain of its products are sold in international markets. Presently, international sales total 0% and 1% for the nine months ended May 31, 2006 and 2005, respectively.

NOTE 9 - Commitments and Contingent Liabilities

Leases

For the nine months ended May 31, 2006 and 2005, rental expenses of approximately $227,000 and $345,000, respectively, were incurred.

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

	August 31,	Amount
For the three months ending	2006	$74,949
For the year ending	2007	306,180
For the year ending	2008	325,316
For the year ending	2009	243,987
	Total	$950,432

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

In May 2006, the Company filed a demand for arbitration before JAMS in Los Angeles, California, in connection with an agreement between the Company and GlobeCast North America Incorporated. The Company is seeking an arbitral award declaring that either (i) the agreement is unenforceable, (ii) both parties are excused from performance due to the existence of a force majeure event, or (iii) the Company is excused from performance due to GlobeCast’s prior breach of the agreement. In June 2006, GlobeCast filed a complaint in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (Case No. 06-11822), seeking damages in excess of $1,000,000 it alleges are due under the agreement and raising a number of the same issues that are the subject of the pending arbitration. The Company intends to vigorously prosecute the California arbitration and defend its right to have all disputes between the parties resolved by binding arbitration, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

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

NOTE 10 - Earnings per Share (See Note 1)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per-share amounts):

	For the nine months ended May 31, 2006
	Income (Numerator)	Shares(Denominator)	Per Share Amount
Net loss	$(9,193)	—	$—
Basic EPS:
Income available to common shareholders	(9,193)	8,606	(1.07)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(9,193)	8,606	$(1.07)

	For the nine months ended May 31, 2005
	Income (Numerator)	Shares(Denominator)	Per Share Amount
Net loss	$(18,773)	—	$—
Basic EPS:
Income available to common shareholders	(18,773)	6,584	(2.85)
Effect of dilutive securities warrants	—	—	—
Diluted EPS:
Income available to common stockholders and assumed conversions	$(18,773)	6,584	$(2.85)

For the nine months ended May 31, 2006 and 2005, dilutive securities existed. (See Note 7.)

NOTE 11 - Retirement Plans

During October 1997, the Company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the Company matched the participant’s contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the Company match became elective. For the nine months ended May 31, 2006 and 2005, employee contributions were approximately $93,744 and $91,254, respectively. The Company matched $0 for both periods.

NOTE 12 - Major Customer

The Company had gross revenues of $859,000 and $2,976,000 for the three months ended May 31, 2006 and 2005, respectively. The three-month period ended May 31, 2006, included $180,895, or 21% the quarter’s total sales, for sales of turnkey VOIP systems to a third party. The same period included sales of $104,000 or 12% of the quarter’s total sales, for the sale of broadband and cable services to a third party. Additionally, the same period included sales of $94,550 or 11% of the quarter’s total sales, for the sale of set-top boxes to a third party.

The three-month period ended May 31, 2005, included gross revenues of $1,390,000, or 47% of the quarter’s total sales, from Alarm Security Group LLC.

The Company had gross sales of $4,560,000 and $7,188,000 for the nine months ended May 31, 2006 and 2005, respectively. The nine-month period ended May 31, 2006, included $1,189,000, or 26% of the period’s total sales, for sales of security contracts to a third party by the company’s security-monitoring subsidiary, D.S.S. Security, Inc. The same period included $623,550 or 14% of the period’s sales, for the sale of set-top boxes and other products to a third party.

The nine-month period ended May 31, 2005, included $756,000, or 11% of the period’s total sales, from Sweetwater Security Capital, L.L.C., that were executed with the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc. Additionally, the nine months ended May 31, 2005, included $1,957,000, or 27% of the nine months total sales, from General Dynamics.

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

For the nine months ended May 31, 2006

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	$2,155	$—	$2,405	$—	$—	$4,560
Segment Loss	—	(1,772)	(2)	(6,821)	—	—	(8,595)
Total Assets	(8,917)	(17,319)	(3,098)	89,436	16,320	(43,112)	33,310
Capital Expenditures	—	4	—	50	—	—	54
Depreciation	1	1,007	2	588	—	—	1,598

For the nine months ended May 31, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$21	$3,537	$—	$3,630	$—	$—	$7,188
Segment Loss	(98)	(2,534)	(3)	(14,660)	(1,071)	—	(18,366)
Total Assets	8	30,529	30	129,253	55,885	(144,730)	70,975
Capital Expenditures	—	1,156	—	92	—	—	1,248
Depreciation	31	1,192	2	2,072	21	—	3,318

Reconciliation of Segment Loss from Operations to Net Loss

	Nine Months Ended May 31,
	2006	2005
Total segment loss from operations	$(8,595)	$(18,366)
Total other income (expense)	(598)	(407)
Net loss	$(9,193)	$(18,773)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 14 - Unaudited Quarterly Financial Data (See Note 1)

	Nov. 30	Feb. 28	May 31	Aug. 31
Year Ended August 31, 2006
Revenues	$1,934	$1,766	859
Net earnings (loss)	(2,634)	(4,072)	(2,487)
Basic loss per share	(0.32)	(0.48)	(0.28)
Diluted loss per share	(0.32)	(0.48)	(0.28)
Year Ended August 31, 2005
Revenues	$1,528	$2,683	$2,976	$1,405
Net earnings (loss)	(4,448)	(9,326)	(3,951)	(39,285)
Basic loss per share	(0.73)	(1.47)	(0.70)	(5.70)
Diluted loss per share	(0.73)	(1.47)	(0.70)	(5.70)
Year Ended August 31, 2004
Revenues	$2,397	$3,744	$5,091	$1,258
Net earnings (loss)	(8,461)	(9,398)	(4,373)	(16,773)
Basic loss per share	(1.75)	(1.75)	(0.70)	(2.80)
Diluted loss per share	(1.75)	(1.75)	(0.70)	(2.80)

NOTE 15 - Supplemental Non-Cash Disclosures (See Note 1)

Stock Issued in lieu of cash ($ in thousands)	Nine months ended May 31,
	2006	2005
Settlements including Legal	$—	$784
Interest Expense	—	546
Professional Fees	21	502
Salary and Compensation	—	151
Other Services Rendered	—	42
Accrued Liabilities	—	7,607
Notes Payable	1,347	5,094
Stock Payable	2,008	—
Stock issued in lieu of cash	$3,376	$14,726

During the nine months ended May 31, 2006, the Company converted accrued liabilities of $4,900,000 to current and long-term debt for the Tail Wind settlement (see Note 5). The Company issued 627,240 shares of common stock to satisfy a note payable of $1,750,000 with Tail Wind. The Settlement Agreement provides that if the closing price of our common stock on the date the stock was issued is greater than the closing price on the date the registration statement registering such shares is declared effective; then a price reduction amount will be added to the original principal amount of one of the convertible notes. As of May 31, 2006, a price reduction amount increased one of the convertible notes by $413,979 with a corresponding decrease to Additional Paid in Capital. The Company issued 6,500 shares of common stock on May 22, 2006, to convert $20,415 of the principal amount due under the convertible debenture with Dutchess. During this same period, stock payable of $2,008,215 was relieved to issue 425,000 shares sold to investors in August 2005.

NOTE 16 - Equity Financing (See Note 1)

In February 2006, the Company entered into an investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”), which was amended in March 2006. The nature of the investment agreement is commonly known as an equity line of credit. The maximum amount the Company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount. The Company is not obligated to request the entire $5,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time. As of May 31, 2006, the Company issued 342,857 shares of common stock for proceeds of $334,800.

In August 2005, the Company entered into a purchase agreement with certain investors for the sale of 857,143 shares of its common stock at a price of $4.725 per share, and received total gross proceeds of $4,050,000. On August 26, 2005, the American Stock Exchange approved for listing 432,143 of these shares and notified the Company that shareholder approval was required for the issuance of the remaining 425,000 shares. On September 2, 2005, the Company voluntarily placed the funds received for the 425,000 shares ($2,008,125) into an escrow account pending the shareholder vote. At the October 18, 2005 meeting, shareholders approved the issuance of the 425,000 shares, and on October 19, 2005, the escrowed funds were released to the Company. On October 21, 2005, the Company applied for listing the 425,000 shares with the American Stock Exchange and received approval on November 17, 2005. The Company paid a placement agent a cash commission of 7% of the gross dollar proceeds, and agreed to issue such agent a five-year warrant to purchase 24,107 shares of Eagle common stock at an exercise price of $8.40 per share, expiring on August 31, 2010.

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

NOTE 18 - Financial Condition and Going Concern

The Company has incurred a loss for the nine months ended May 31, 2006, of $9,193,000 and has an accumulated deficit at May 31, 2006, of $223,309,000. Because of its losses, the Company will require additional working capital to develop its business operations. The Company intends to raise additional working capital through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management is pursuing additional financing and is evaluating all financing options currently available to the Company. The Company currently has available a three-year, $5,000,000 equity line of credit to help fund working capital requirements (see Liquidity & Capital Resources).

Management will continue to direct all efforts to the delivery of the IPTVComplete solution to the market. Within the last six months, the Company has exited the residential security monitoring business, entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, and materially reduced operating expenses and headcount. In continued efforts to improve the operating position of the company, management is implementing further cost cutting efforts which are expected to further reduce operating expenses over the next six months. However, there can be no assurance that the Company will be successful in achieving its objectives.

NOTE 19 - Subsequent Events

In June 2006, the Company entered into a short-term promissory note with Ron Persons, the brother of Lorne Persons, Jr., a member of the Company’s Board of Directors. The note has a principal balance of $250,000 and an annual interest rate of 25%. The note is to be paid in full by August 31, 2006. The proceeds were used for working capital requirements.

During June and July 2006, the Company issued 750,522 shares of common stock to Dutchess under the equity line of credit and received proceeds of $879,634 therefrom.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. Information included herein relating to projected growth and future results and events constitutes forward-looking statements. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to fluctuations in the construction, technology, communications and industrial sectors; the success of the Company’s restructuring and cost reduction plans; the success of the Company’s competitive pricing; the Company’s relationship with its suppliers; relations with the Company’s employees; the Company’s ability to manage its operating costs; the continued availability of financing and working capital to fund business operations; governmental regulations, risks associated with regional, national, and world economies; and the ability to enter into strategic, profitable business relationships relating to our products and services. Any forward-looking statements should be considered in light of these factors. Eagle cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Eagle is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

Executive Overview

Eagle Broadband, Inc. (the “Company” or “Eagle”), is a provider of broadband, Internet protocol (IP) and satellite communications products and services. The Company’s business activities are focused on the following core areas:

•
IPTVComplete™, delivering over 200 channels of digital television content via IP to many market sectors, such as to multi-dwelling unit operators (e.g., condominiums) or telephone companies, including Eagle’s MediaPro standard or high-definition set-top boxes for both hospitality and IPTV customers;

•
SatMAX®, Eagle’s patented satellite telephony extension technology for indoor applications for enterprise, military and other government customers, especially in portable First Responder situations with Eagle’s new Alpha “SatMAX in a Suitcase” model; and

•
Managed Services, through which Eagle provides various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling and IT integration services.

To execute the strategy of focusing on business opportunities in these core areas, the Company is pursuing raising additional capital for future operations and building the head-end infrastructure needed for Eagle’s IPTVComplete solution. In the last six months, the Company has exited the residential security monitoring business, entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, and materially reduced operating expenses and headcount. In continued efforts to improve the operating position of the company, management is implementing further cost cutting efforts which are expected to further reduce operating expenses over the next six months. In June 2006, the Company brought to market a new high definition set-top box, the IP3000HD. The IP3000HD is a highly capable, yet inexpensive solution for both hospitality markets and IPTV customers.

Due to the occurrence of an unexpected change involving the delivery of IPTVComplete during the third quarter of fiscal 2006, the expected recurring IPTV revenue stream, which had been anticipated to begin during the fourth quarter of the current fiscal year, is now anticipated to occur in the first quarter of the next fiscal year. This change in circumstances is being directly addressed with Eagle proceeding independently to build its own super head-end this summer in Miami. Eagle has contracted for signal delivery co-location space at the NAP of the Americas in Miami and is currently arranging for a teleport as part of building its own super head-end. During the third quarter, the Company successfully delivered in an extensive field trial of over 100 channels of IPTV content via fiber to a third party in Miami. This field trial demonstrated that our IPTV technology works and establishes that Eagle can successfully deliver a complete IPTV solution over fiber optic cable.

As of May 31, 2006, the Company’s active subsidiaries were: Eagle Broadband Services, Inc., EBI Funding Corp. and Etoolz, Inc. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: D.S.S. Security, Inc., Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the nine months ended May 31, 2006.

Results of Operations

Three and Nine Months Ended May 31, 2006, Compared to Three and Nine Months Ended May 31, 2005

The following table sets forth summarized consolidated financial information for the three and nine months ended May 31, 2006 and 2005:

Condensed Financial Information
	Three months ended May 31,				Nine months ended May 31,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Net Sales	$859	$2,976	$(2,117)	(71%)	$4,560	$7,188	$(2,628)	(37%)
Cost of Goods Sold	1,154	2,383	(1,229)	(52%)	4,035	7,710	(3,675)	(48%)
Gross Profit	(295)	593	(888)		525	(522)	1,047
Percent of Sales	(34%)	20%			12%	(7%)

Operating Expenses	2,070	5,573	(3,503)	(63%)	9,120	17,844	(8,724)	(49%)
Loss from Operations	(2,365)	(4,980)	2,615	(53%)	(8,595)	(18,366)	9,771	(53%)
Other Income (Expense)	(122)	1,029	(1,151)	(112%)	(598)	(407)	(191)	47%
Net Loss	$(2,487)	$(3,951)	$1,464	(37%)	$(9,193)	$ (18,773)	$9,580	(51%)

Overview

For the three months ended May 31, 2006, the Company’s business operations reflected a continued emphasis on its strategy to focus on business opportunities in its three main operating divisions: IPTV solutions, satellite communications and broadband services. For the quarter ended May 31, 2006, the Company’s consolidated operations generated net sales of $859,000 with a corresponding negative gross profit of $295,000. The overall decrease in net sales for the three months ended May 31, 2006, as compared to the three months ended May 31, 2005, was primarily attributable to a prior year sale of $1,390,000 of security monitoring contracts to a major customer. The Company exited the residential security monitoring business as of February 28, 2006, and anticipated replacing the recurring revenues from security monitoring with recurring revenues for delivery of the IPTVComplete solution. Due to unforeseen complications, this did not occur for the quarter ended May 31, 2006. Management anticipates the revenue stream from IPTVComplete to begin occurring in the first quarter of the upcoming fiscal year.

The Company incurred a net loss of $2,487,000 for the three months ended May 31, 2006.

The Company’s net loss for the three months ended May 31, 2006, included $1,182,000 in salary expense, $473,000 in depreciation and amortization expenses, $223,000 in research and development expenses, and $545,000 in other support costs including shared monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months ended May 31, 2006 and 2005:

($ in thousands)	Three months ended May 31,
Business Segment	2006	% of Total	2005	% of Total	$ Change	% Change
Structured Wiring	$491	57%	$369	13%	$122	33%
Broadband Services	198	23%	1,797	60%	(1,599)	(89%)
Products	138	16%	774	26%	(636)	(82%)
Other	32	4%	36	1%	(4)	(11%)
Total	$859	100%	$2,976	100%	$(2,117)	(71%)

Set forth below is a table presenting summarized sales information for our business segments for the nine months ended May 31, 2006 and 2005:

($ in thousands)	Nine months ended May 31,
Business Segment	2006	% of Total	2005	% of Total	$ Change	% Change
Structured Wiring	$1,376	30%	$1,002	14%	$374	37%
Broadband Services	2,155	48%	3,537	49%	(1,382)	(39%)
Products	919	20%	2,553	36%	(1,634)	(64%)
Other	110	2%	96	1%	14	15%
Total	$4,560	100%	$7,188	100%	$(2,628)	(37%)

For the three months ended May 31, 2006, net sales decreased to $859,000 from $2,976,000 compared to the three month period ended May 31, 2005. The overall decrease of 71% was attributable to a $636,000 decrease in the Company’s product sales, an increase of $122,000 in structured wiring operations, a $1,599,000 decrease in the Company’s broadband services sales, and a $4,000 decrease in other sales. The $636,000 decrease in product sales was primarily attributable to a prior year sale totaling $323,000 by two major customers for set-top boxes. The decrease of $1,599,000 in broadband services is primarily attributable to the prior year sale of security monitoring contracts of $1,390,000 with a major customer that was executed with the Company’s broadband services division. The $122,000 increase in structured wiring sales is attributable to the Company’s increased sales force pursuing commercial structured wiring and cabling opportunities.

For the nine months ended May 31, 2006, net sales decreased to $4,560,000 from $7,188,000 during the nine-month period ended May 31, 2005. The overall decrease of 37% was primarily attributable to a prior year sale of set-top boxes of $1,065,000 to a major customer. The $374,000 increase in structured wiring sales is attributable to the Company’s focused efforts to pursue commercial structured wiring and cabling opportunities. The $1,382,000 decrease in broadband services is primarily attributable to the sale of the Company’s security-monitoring service subsidiary, D.S.S. Security, Inc., and a prior year security systems sale to Sweetwater Capital LLC of $756,000 along with the prior year sale of security monitoring contracts of $1,390,000 with a major customer that was executed with the Company’s broadband services division. The $1,634,000 decrease in product sales is primarily attributable to a prior year sale of $1,065,000 for set top boxes to a major customer.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three and nine months ended May 31, 2006 and 2005:

	Three months ended May 31,				Nine months ended May 31,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Direct Labor and Related Costs	$189	$516	$(327)	(63%)	$1,128	$1,300	$(172)	(13%)
Products and Integration Services	343	799	(456)	(57%)	799	3,002	(2,203)	(73%)
Impairment Slow Moving & Obsolete Inventory	—	300	(300)	(100%)	107	300	(193)	(64%)
Structured Wiring Labor and Material	394	270	124	46%	1,114	776	338	44%
Broadband Services Costs	22	207	(185)	(89%)	251	1,465	(1,214)	(83%)
Depreciation and Amortization	206	291	(85)	(29%)	636	867	(231)	(27%)
Other Manufacturing Costs	—	—	—	—	—	—	—	—
Total Cost of Goods Sold	$1,154	$2,383	$(1,229)	(52%)	$4,035	$7,710	$(3,675)	(48%)

For the three months ended May 31, 2006, cost of goods sold decreased by 52% to $1,154,000 from $2,383,000 for the three months ended May 31, 2005. The overall decrease of $1,229,000 was primarily attributable to a reduction in labor costs associated with retail security monitoring, along with a prior year’s cost of $759,000 for design and expedite changes. The Company’s overall negative gross profit percentage was 34% for the three months ended May 31, 2006, compared to an overall gross profit percentage of 20% for the three months ended May 31, 2005.

For the nine months ended May 31, 2006, cost of goods sold decreased by 48% to $4,035,000 from $7,710,000 during the nine months ended May 31, 2005. The Company’s overall gross profit percentage of 12% for the nine months ended May 31, 2006 represents a significant improvement as compared to an overall negative gross profit percentage of 7% for the nine months ended May 31, 2005. The substantial improvement in gross profit percentage is primarily attributable to a decrease in product and integration service costs and broadband service costs as the Company continued to realign staff and resources to concentrate on the three core offerings of the Company: IPTV solutions, satellite communications and providing solutions to broadband and service provider partners.

Operating Expenses

The following table sets forth summarized operating expense information for the three and nine months ended May 31, 2006 and 2005:

	Three months ended May 31,				Nine months ended May 31,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and Related Costs	$993	$1,194	$(201)	(17%)	$3,861	$4,737	$(876)	(18%)
Advertising and Promotion	42	(5)	47	940%	85	45	40	89%
Depreciation and Amortization	267	805	(538)	(67%)	961	2,451	(1,490)	(61%)
Research and Development	223	197	26	13%	538	572	(34)	(6%)
Other Support Costs	545	3,382	(2,837)	(84%)	3,675	8,989	(5,314)	(59%)
Impairment, write-downs, and restructuring costs	—	—	—	—	—	1,050	(1,050)	(100%)
Total Operating Expenses	$2,070	$5,573	$(3,503)	(63%)	$9,120	$17,844	$(8,724)	(49%)

The following table breaks out “Other support costs” information as presented in the preceding table for the three and nine months ended May 31, 2006 and 2005:

	Three months ended May 31,				Nine months ended May 31,
($ in thousands)	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Auto Related	$4	$14	$(10)	(71%)	$34	$28	$6	21%
Bad Debt	—	3	(3)	(100%)	(410)	23	(433)	(1,883%)
Delivery and Postage	7	7	—	—	169	35	134	383%
Fees	140	144	(4)	(3%)	152	245	(93)	(38%)
Insurance and Office	101	318	(217)	(68%)	299	733	(434)	(59%)
Professional and Contract Labor	(70)	1,787	(1,857)	(104%)	2,031	5,741	(3,710)	(65%)
Rent	75	116	(41)	(35%)	255	345	(90)	(26%)
Repairs and Maintenance	2	32	(30)	(94%)	70	55	15	27%
Travel	92	113	(21)	(19%)	272	313	(41)	(13%)
Taxes	135	755	(620)	(82%)	80	1,080	(1,000)	(93%)
Telephone and Utilities	42	93	(51)	(55%)	322	310	12	4%
Other	17	—	17		401	81	320	395%
Total Other Support Costs	$545	$3,382	$(2,837)	(84%)	$3,675	$8,989	$(5,314)	(59)%

For the three months ended May 31, 2006, operating expenses significantly decreased by 63% to $2,070,000, as compared to $5,573,000 for the three months ended May 31, 2005. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $2,837,000 decrease in other support costs as the Company continued to focus efforts on reducing operational overhead and controlling expenditures. The components of the decrease set forth on the table included immediately above were primarily due to (i) a $1,857,000 decrease in professional fees and contract labor which includes legal, accounting and consulting fees (ii) a $620,000 decrease in taxes due to a decrease in assessed property taxes with certain taxing authorities and (iii) a $217,000 decrease in insurance and office expenses.

•
A $201,000 decrease in salaries and related costs due to a reduction in headcount to 52 employees for the three months ended May 31, 2006, as compared to 112 employees for the three months ended May 31, 2005.

•
A $538,000 decrease in depreciation and amortization expense for long-lived assets and intangibles. These assets had impairment charges recorded for the year ended August 31, 2005, thus decreasing the depreciable basis and related depreciation expense for the quarter ended May 31, 2006.

For the nine months ended May 31, 2006, operating expenses significantly decreased by 49% to $9,120,000 as compared to $17,844,000 for the nine months ended May 31, 2005. The primary fluctuations that occurred as evidenced by the two preceding tables immediately above are discussed below:

•
A $5,314,000 decrease in other support costs as the Company continued to focus efforts on reducing operational overhead and controlling expenditures. The components of the decrease were primarily due to (i) a $433,000 decrease in bad debt expense for collection of receivables deemed uncollectible in prior years, (ii) a $93,000 decrease in fees, primarily due to a $68,000 decrease in license and permit fees, (iii) a $3,710,000 decrease in professional fees and contract labor which includes legal, accounting and consulting fees, (iv) a $1,000,000 decrease in assessed property taxes with certain taxing authorities and (v) a decrease of $320,000 for insurance and office expenses. These decreases were offset by (i) an increase of $453,000 in other expenses, which included costs associated with a purchase obligation to share monthly satellite transponder costs associated with the delivery of the Company’s IPTVComplete service and (ii) a 134,000 increase in delivery and postage, which is attributable to the expensing of $150,000 of prior year delivery charges that had previously been capitalized, offset by a reduction of about $16,000 in current year delivery and postage charges.

•	An impairment charge of $1,050,000 was recorded for the nine months ended May 31, 2005 for Link-Two Communications assets. No similar charge was required for the nine months ended May 31, 2006.

•
A $1,490,000 decrease in depreciation and amortization expense for long-lived assets and intangibles that had impairment charges recorded for the year ended August 31, 2005, thus decreasing the depreciable basis and related depreciation expense for the nine months ended May 31, 2006, as compared to the nine months ended May 31, 2005.

•
A $876,000 decrease in salaries and related costs primarily due to the reduction in headcount from 112 employees at May 31, 2005, to 52 employees at May 31, 2006. The decrease was offset for the nine months ended May 31, 2006, for non-cash charges of $536,000 for compensation expense in accordance with the provisions of SFAS 123R and a non-cash charge of $611,000 to expense prepaid commissions related to security contracts sold to a third party.

•	A $34,000 decrease in research and development costs primarily due to product development and engineering activities in the Company’s IPTV, set top box and satellite communication product lines.

Net Loss

Net loss for the three months ended May 31, 2006, was $2,487,000 compared to a net loss of $3,951,000 during the three months ended May 31, 2005. For the nine months ended May 31, 2006, the Company’s net loss was $9,193,000 as compared to a net loss of $18,773,000 for the nine months ended May 31, 2005.

Changes in Cash Flow

Eagle’s operating activities used net cash of $5,038,000 in the nine months ended May 31, 2006, compared to use of net cash of $9,200,000 in the nine months ended May 31, 2005. The decrease in net cash used by operating activities was primarily attributable to fund the Company’s net operating loss, net of non-cash charges, totaling $2,464,000 combined with $1,691,000 of cash used by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, other assets, prepaid expenses, accounts payable and accrued expenses. Eagle’s investing activities provided net cash of $476,000 in the nine months ended May 31, 2006, compared to cash used of $1,151,000 in the nine months ended May 31, 2005. The increase was due primarily to proceeds from the sale of assets and an increase in amounts collected for direct financing leases. Eagle’s financing activities provided net cash of $803,000 in the nine months ended May 31, 2006, compared to $11,176,000, of cash provided in the nine months ended May 31, 2005. The decrease was primarily due to a significant decrease in equity funding transactions for the nine months ended May 31, 2006 as compared to the same period in the prior year.

Liquidity and Capital Resources

Current assets for the nine months ended May 31, 2006, totaled $2,523,000 (includes cash and cash equivalents of $261,000) as compared to $8,370,000 reported for the year ended August 31, 2005.

In March 2006, the Company entered into an operating agreement with 186KMPS Partners LLP (“186KMPS”). Pursuant to the agreement, 186KMPS assumed operation of the portion of the Company’s fiber-optic network that serves homes in Harris County and Fort Bend County, Texas. Beginning April 1, 2006, 186KMPS was responsible for payment of all ongoing expenses associated with the operation of the network. Therefore, the Company will incur significantly less capital expenditures for broadband fiber infrastructure as a result of this agreement. During the initial five-year term of the agreement, 186KMPS will pay the Company an aggregate amount of at least $875,000 for the operation and use of the network. The aggregate amount of such payments may be higher depending upon the amount of subscriber revenues received by 186KMPS during the term of the agreement. The agreement may be extended for up to three additional five-year terms at the option of 186KMPS.

In February 2006, the Company entered into a series of agreements with Dutchess Private Equities Fund, L.P. (“Dutchess”), pursuant to which Dutchess will provide a three-year, $5,000,000 equity line of credit for the Company. Under this agreement, the Company may make drawdown requests on the equity line, and Dutchess is obligated to purchase a number of shares at a price equal 93% of the market price of our stock to fund the drawdown requests. The Company is currently using the equity line to provide funding for working capital requirements. To date, the Company has drawn down $1,214,434, and 1,093,379 shares have been issued to Dutchess pursuant to the equity line. The sale by Dutchess into the public market of the shares issued under the equity line of credit could depress the market price of our common stock.

In March 2006, the Company was advised by the American Stock Exchange that it deemed a reverse split to be appropriate in order to increase the price of the Company’s common stock. On April 18, 2006, the Company’s shareholders voted to approve a 1-for-35 reverse stock split, which was effected by the Company on May 12, 2006. One result of effecting the reverse split is that the number of shares outstanding were reduced, while the number of authorized shares remained unchanged. A portion of these authorized and unissued shares will be needed by the Company to draw down the equity line.

On March 22, 2006, a registration statement was filed with the SEC to register 351,429 shares (see Note 1) to be issued pursuant to the equity line. This registration statement was declared effective by the SEC on April 27, 2006. On May 15, 2006, a registration statement was filed with the SEC to register an additional 2,000,000 shares to be issued pursuant to the equity line. This registration statement was declared effective by the SEC on May 25, 2006.

Historically, we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best-efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. If we are unable to timely utilize the equity line or raise additional financing, we will need to curtail operations or sell assets. The Company will continue to rely upon financing from external sources to fund its operations for the foreseeable future, and it will need to raise additional financing to fund working capital requirements.

Contractual Obligations

The following table sets forth contractual obligations as of May 31, 2006:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable Obligations	$1,574	$1,574	$—	$—	$—
Long-Term Debt	2,900	—	2,900	—	—
Operating Lease Obligations	950	228	722	—	—
Purchase Obligations and Commitments	—	—	—	—	—
Total	$5,424	$1,802	$3,622	$—	$—

The Company’s contractual obligations consist of long term debt, derivative liabilities (current and long term), warrant liabilities (non-current) and current notes payable as set forth in Note 5-Notes Payable to the Company’s financial statements. The Company has certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 9-Commitments and Contingent Liabilities to the Company’s financial statements).

In March 2006, the agreement between Eagle and GlobeCast North America to distribute Eagle’s IPTVComplete service using GlobeCast’s satellite distribution network was terminated. As a result, Eagle’s obligation to share the monthly satellite transponder costs has ceased as of March 31, 2006. However, Eagle was obligated to pay 50% of the termination liability for the early termination of the agreement between GlobeCast and the transponder provider. This obligation, in the amount of $202,500, was secured by an irrevocable letter of credit of $202,500 and was shown as restricted cash on the Balance Sheet as of August 31, 2005. This obligation was paid during the quarter ended May 31, 2006 (see Note 9).

Off-Balance Sheet Arrangements

As of May 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

For the quarter ending May 31, 2006, management has determined there are no changes in circumstances since the fiscal year ended August 31, 2005 to indicate testing for impairment at the reporting unit level (operating segment or one level below an operating segment) is required.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that their carrying amount may not be recoverable. The Company’s market capitalization as of year ending August 31, 2005, was below its shareholder equity which indicated the need to test for recoverability. The Company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed for the year ended August 31, 2005. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

For the quarter ending May 31, 2006, management has determined there are no changes in circumstances or events that have occurred subsequent to the fiscal year ended August 31, 2005, to indicate testing for recoverability was required.

Revenue Recognition

The Company designs, manufactures, markets and services its products and services under the Eagle Broadband, Inc., Eagle Broadband Services, Inc., and EBI Funding Corporation names.

Eagle adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” in the fourth quarter of fiscal year 2003. The impact of adopting EITF 00-21 did not have a material effect on Eagle’s results of operations. Eagle’s contracts that contain multiple elements as of August 31, 2004, or prior were immaterial. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed. Eagle’s deferred revenues historically have consisted primarily of billings in advance for cable, Internet, security and telephone services, which generally are for between one and three months of services. The Company has deferred revenue from the sale of security monitoring contracts, both purchased and owned until the contract provisions are fulfilled. Eagle had deferred revenues of $191,000 as of May 31, 2006. As of August 31, 2005, the Company had deferred revenues of $623,000, which included revenues deferred for a twelve-month holdback provision for security contracts sold to a major customer during fiscal year 2005.

Eagle Broadband, Inc.

Eagle designs, manufactures and markets various hardware, software and systems, along with other equipment used in the delivery of broadband, video entertainment and communications services. Revenues from these products are recognized when the product is shipped. Eagle Broadband Inc.’s international product revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments.

The Company designs, manufactures and markets a complete line of MediaPro IP set-top boxes. Eagle recognizes revenue when set-top boxes are shipped to the customer. The Company’s set-top box revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, the Company allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

The Company engages independent agents, resellers and distributors for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these agreements, these third parties provide the Company with sales leads. The transactions from these third parties are subject to Eagle’s approval prior to sale. In certain circumstances, the sales agent or reseller/distributor receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These transactions are not a significant portion of total sales in any of the periods presented. Eagle’s Broadband, Inc., revenues are reported under the category “Products” on the Company’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments.

The Company sells and installs structured wiring and related customer premise equipment in residential customers’ homes. The Company recognizes revenue and the related costs at the time the services are performed. Revenue is derived from the billing of structured wiring to homes and the sale of customer premise equipment to the homebuyers. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments.

Eagle provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. For consistency with prior period reporting, Eagle’s communications services revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments.

Eagle provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. For consistency with prior period reporting, Eagle’s technology services product revenues are reported under the category “Structured Wiring” while the services components are reported under the category “Other” on Eagle’s Consolidated Statements of Operations and also under the category “Eagle” within Note 13-Industry Segments.

Eagle Broadband Services, Inc. (BDS)

Eagle Broadband Services, Inc. provides broadband bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which can include telephone, long distance, Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. The revenues are reported under the category “Broadband Services” on the Company’s Consolidated Statements of Operations and also under the category “EBS/DSS” within Note 13-Industry Segments.

D.S.S. Security, Inc. (d/b/a Eagle Broadband Security)

D.S.S. Security, Inc. provides security monitoring services to residential and commercial customers, purchases, bundles and resells contracts from its own portfolio to independent third-party companies. Security monitoring customers are billed three months in advance of service usage. The revenues are deferred at the time of billing and ratably recognized over the prepayment period as service is provided. Installation fees are recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, are recognized upon contract execution except for reserves, hold backs or retentions, which are deferred until the contract provisions are fulfilled. Eagle’s security services revenues are reported under the category “Broadband Services” on Eagle’s Consolidated Statements of Operations and also under the category “EBS/DSS” within Note 13-Industry Segments.

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

Receivables

For the nine months ended May 31, 2006, Eagle accounts receivable decreased to $559,000 from $1,890,000 at August 31, 2005. The majority of this decrease was due to the collection of a receivable for assets sold during the second quarter of the current fiscal year.

The Company’s accounts receivable aging, as measured by days sales outstanding (DSO), totaled 41 days at May 31, 2006, and 47 days at August 31, 2005, on an adjusted basis after recording the write-offs and reserves. The decrease in DSO from 47 days at August 31, 2005, to 41 days at May 31, 2006, was primarily attributable to more aggressive collection efforts.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts totaled $207,000 and $2,688,000 for the three months ended May 31, 2006 and the year ended August 31, 2005, respectively. These allowances for doubtful accounts amounts represented 27% and 59% of the gross accounts receivable balances for the quarter ended May 31, 2006 and the year ended August 31, 2005. They represented 61% and 82% of the Company’s greater than 90-day accounts for the quarter ended May 31, 2006, and the year August 31, 2005. The decrease in the allowance for doubtful accounts from August 31, 2005 to May 31, 2006, was attributable to (i) the collection of a receivable previously included in the allowance and (ii) the direct write off of a receivable previously deemed uncollectible in a prior year.

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

Inventory

Inventories are valued at the lower of cost or market. The cost is determined by using the first-in first-out method. At May 31, 2006, Eagle’s inventory totaled $590,000 as compared to $802,000 at August 31, 2005. The majority of this decrease is for sales of set-top boxes that occurred for the nine months ended May 31, 2006. The Company outsources production as needed based on contract orders from customers.

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

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes two transition methods: the modified prospective method or the modified retrospective method. The Company adopted SFAS 123R commencing in the first quarter of the fiscal year ending August 31, 2006. The Company adopted the modified prospective method on September 1, 2005. In accordance with the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company does not anticipate that adoption of SFAS 123R will have a material impact on its results of operations or its financial position.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of May 31, 2006. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2006, the Company filed a demand for arbitration before JAMS in Los Angeles, California, in connection with an agreement between the Company and GlobeCast North America Incorporated. The Company is seeking an arbitral award declaring that either (i) the agreement is unenforceable, (ii) both parties are excused from performance due to the existence of a force majeure event, or (iii) the Company is excused from performance due to GlobeCast’s prior breach of the agreement. In June 2006, GlobeCast filed a complaint in the Circuit Court of the Eleventh Judicial District in and for Miami-Dade County, Florida (Case No. 06-11822), seeking damages in excess of $1,000,000 it alleges are due under the agreement and raising a number of the same issues that are the subject of the pending arbitration. The Company intends to vigorously prosecute the California arbitration and defend its right to have all disputes between the parties resolved by binding arbitration, however, the Company cannot control the outcome and the extent of the losses, if any, that may be incurred.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Shareholders’ Meeting on April 18, 2006, the shareholders elected each of the director nominees, approved an amendment to the Articles of Incorporation to effect a 1-for-35 reverse stock split of all outstanding shares of the Company’s common stock, approved the issuance of more than 20% of our outstanding stock in connection with a financing transaction with Dutchess Private Equities Fund, L.P., approved the issuance of more than 20% of our outstanding stock in connection with a settlement agreement with the Tail Wind Fund Ltd., and ratified the selection of our independent registered public accounting firm.

	Number of Shares
1. To elect seven directors to the Board of Directors to serve until the next annual meeting of shareholders or until their respective successors have been elected or appointed	Voted For	Withheld
Robert Bach	238,655,303	25,047,293
H. Dean Cubley	236,238,348	27,416,248
Glenn Goerke	238,617,003	25,085,593
David Micek	239,049,631	24,652,965
Lorne Persons, Jr.	238,706,045	24,996,551
C. J. (Jim) Reinhartsen	238,580,063	25,122,533
James Yarbrough	238,604,568	25,098,028

	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes (1)
2. To approve an amendment to the Articles of Incorporation to effect a 1-for-35 reverse stock split of all outstanding shares of the Company’s common stock	250,740,676	12,319,310	642,610	—
3. To approve the issuance of more than 20% of our outstanding stock in connection with a financing transaction with Dutchess Private Equities Fund, L.P.	55,869,746	10,423,007	1,132,249	196,277,594
4. To approve the issuance of more than 20% of our outstanding stock in connection with a settlement agreement with the Tail Wind Fund Ltd.	56,533,913	9,531,908	1,359,181	196,277,594
5. To ratify selection of independent registered public accounting firm	259,467,829	3,053,154	1,181,613	—

Pursuant to Article 2.28(B) of the Texas Business Corporation Act, the affirmative vote of the majority of the votes cast was required to pass each of Proposals 3 and 4. Significantly fewer shares voted on each of Proposals 3 and 4 than voted on Proposal 1, the election of directors, Proposal 2, the approval of an amendment to the Company’s Articles of Incorporation, and Proposal 5, the ratification of the selection of the Company’s independent registered public accounting firm. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 3 and 4, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

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
Date: July 17, 2006

By: /s/ JULIET MARKOVICH
Juliet Markovich Corporate Controller and Principal Accounting Officer
Date: July 17, 2006