Form 10-K
period 2006-08-31
EAGLE BROADBAND INC
filed 2006-11-20
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

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

Large accelerated filer  ☐      Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date on the American Stock Exchange, was $39,102,377.

As of November 10, 2006, the registrant had 18,088,204 shares of common stock outstanding.

Documents Incorporated by Reference:

The registrant is incorporating by reference in Part III of this Form 10-K certain information contained in the registrant’s proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the registrant on or before December 29, 2006.

EAGLE BROADBAND, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual results in future periods may differ materially from the forward-looking statements due to a number of risks and uncertainties, including but not limited to:

•	our ability to continue as a going concern;

•	our ability to develop and introduce innovative products;

•	our ability to gain and maintain market acceptance for our new products and to satisfy consumer preferences;

•	our ability to protect our existing intellectual property rights and to adequately secure and enforce rights for new proprietary technology;

•	cancellation or lack of market acceptance of our recurring-revenue contracts;

•	risks of competition in our existing and future markets;

•	our relationships with our suppliers and employees;

•	the failure to obtain or maintain or delays in obtaining any necessary regulatory approvals or licenses for our products;

•	our liquidity constraints and ability to obtain financing and working capital on favorable terms; and

•	the other risks described in “Risk Factors” or elsewhere in this annual report.

Any forward-looking statements should be considered in light of these factors. We cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither Eagle nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

PART I

Item 1. Business.

Eagle Broadband, Inc. (the “company” or “Eagle”), was incorporated in the State of Texas in 1993 under the name Wager-Data, Inc., but did not conduct any substantive business operations until 1996, when its name was changed to Eagle Telecom International, Inc. At that time the company was a supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. In 1997, the company’s name was changed to Eagle Wireless International, Inc. In 2001, the company acquired Clearworks.net, Inc., and the company began offering broadband products and services. In 2002, the company acquired D.S.S. Security, Inc., and began providing security monitoring services. Also in 2002, the company changed its name to Eagle Broadband, Inc. In 2003, the company exited the wireless and paging business and began focusing on providing bundled digital services, satellite communications products, project management and enterprise management products and services.

In 2005, the company implemented a corporate restructuring designed to reduce costs, focus company resources to drive revenue growth and position the company to better compete in the IPTV, broadband, hospitality and communications markets. In early 2006, the company exited the security monitoring business, and the company is now a provider of Internet protocol television (IPTV), satellite communications and information technology products and services. The company’s product offerings are:

•
IPTVComplete™, delivering almost 250 channels of digital television and music content via IP to many market sectors, such as multi-dwelling unit operators (e.g., condominiums), triple-play operators (Internet data, phone and television, all over IP) and telephone companies, including Eagle’s MediaPro standard and high-definition set-top boxes for both hospitality and IPTV customers;

•
SatMAX®, Eagle’s patented satellite telephony extension technology for indoor applications for enterprise, military and other government customers, especially in portable first responder situations with Eagle’s new Alpha “SatMAX in a Suitcase” model; and

•
IT Services, through which Eagle provides various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling and IT integration services.

Recent Developments

In September 2006, our super-headend facility in Miami, Florida, became operational. Almost 250 channels of digital television and music content are now streaming in IP format from NewCom International’s Florida teleport to the NAP of the Americas for distribution over fiber to our IPTV customers. The “light-up” of this facility gives us the operational capability to collect and digitize a wide range of television content from up to 30 satellites over North America plus other Latin-content satellites over the Atlantic Ocean. Using 21 signal feeds from seven satellite dishes, our new super-headend facility currently delivers a broad range of cable-style channel content.

In June 2006, the company brought to market a new high definition set-top box, the IP3000HD. The IP3000HD is a highly capable, yet inexpensive solution for both hospitality markets and IPTV customers. This set-top box also supports the H.264 standard for MPEG-4 and, therefore, can be used by specialty content owners to deliver their IPTV content over the open Internet, which is a different approach than that used by Eagle’s IPTVComplete, which is a closed IP network solution.

Eagle currently has three models of set-top boxes selling into the hospitality markets: the feature-rich IP5000HD, which has a successful history delivering high-definition television in luxury hotels; the IP3000SD, designed for cost-competitive standard-definition television situations; and the newest IP3000HD, described above. All three models of set-top boxes are currently being readied with additional software capabilities for deployment into the IPTV marketplace.

In addition, in an effort to execute the strategy of focusing on business opportunities in IPTV, in the last six months the company exited residential security monitoring, entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, successfully closed two financing agreements, and materially reduced operating expenses and headcount.

Due to an unexpected change in Eagle’s delivery arrangement for IPTVComplete during the third quarter of fiscal 2006, the expected recurring IPTV revenue stream, which had been anticipated to begin during the fourth quarter of fiscal 2006, is now anticipated to begin by December 2006. This change in circumstances was directly addressed by Eagle constructing its own super-headend facility in Miami. During the third quarter of fiscal 2006, the company successfully delivered over 100 channels of IPTV content via fiber in an extensive field trial to a third party in Miami. This field trial demonstrated that our IPTV technology works and established that Eagle can successfully deliver a complete IPTV solution over fiber optic cable. In recent months, Eagle has connected its new super-headend to its first IPTV customer, ANEW Broadband in Miami, and expects to deliver IPTVComplete to ANEW Broadband’s subscribers by December 2006.

Product and Service Categories

IPTV Solutions

IPTVComplete™ Television Solution

IPTVComplete is a turnkey television service that provides new and incumbent broadband providers with a fast, low-cost way to quickly and easily launch and deliver high-quality entertainment services to their customers over their fiber or DSL broadband networks. IPTVComplete leverages Eagle’s cable-style channel content rights, expertise in delivering video services and its IP set-top boxes to provide what we believe to be a unique, turnkey combination of television content and set-top boxes. IPTVComplete provides all of the components broadband service providers need to deliver a competitive bundle of television and interactive entertainment services.

MediaPro IP Set-Top Boxes

Eagle designs, manufactures and markets a complete line of advanced MediaPro IP set-top boxes. Either standalone or in conjunction with various third-party middleware software, Eagle’s advanced MediaPro IP set-top boxes deliver a full range of high quality, standard and high definition entertainment and information services that can generate higher margin revenues for telecom service providers, hotel and casino owners, hospitals, apartment/condominium owners, municipalities, real estate developers and schools. MediaPro IP set-top boxes also enable incumbent and competitive telecommunications service providers, especially triple-play operators, to cost effectively deploy IP-based broadband and television services to their customers.

The MediaPro line of IP set-top boxes delivers full computing and video functionality in a compact footprint with a very quiet, fan-less design that enables a wide range of on-demand, IP-based applications including high-speed Internet access, streaming IP video, digital audio/music, video-on-demand, 3D gaming, video conferencing and more. Eagle’s set-top box software platform delivers high definition streaming video, superior digital audio, easier navigation of hotel and community services (e.g., concierge, local restaurants and events, etc.), advanced content and system security for a wide variety of hardware platforms.

In hospitality applications, Eagle’s set-top boxes work with the Verimatrix conditional access system. When used with IPTVComplete, these same IP set-top boxes employ Minerva Networks IPTV middleware and Latens conditional access solutions. Eagle is a reseller of Minerva IPTV middleware.

IP set-top box and related software product revenues are reported under the category “Products” on our Consolidated Statements of Operations.

Satellite Communications Solutions

SatMAX® Satellite-Based Voice and Data Communications

Eagle’s SatMAX non-line-of-sight repeater system is a patented, non-line-of-sight communications technology that enables users of the Iridium satellite network to establish reliable voice and data communications to and from any location where the user is unable to gain line of sight to an orbiting Iridium satellite such as below deck on ships, within buildings, underground bunkers or from other obstructed areas. The technology provides global communications that enhance user productivity, mobility, problem solving, field-to-headquarters collaboration and emergency backup/response for a wide range of mission-critical and everyday communications needs. By extending coverage indoors to areas not traditionally served by satellite networks, the SatMAX system extends the customer’s usage area, while enhancing the utility and overall value for both new and existing Iridium aviation, government, military, homeland security and commercial enterprise customers. Eagle recently introduced a portable version of the SatMAX unit, the SatMAX Alpha Emergency Communications System, which is designed for disaster recovery, crisis management and emergency preparedness.

SatMAX revenues are reported under the category “Products” on our Consolidated Statements of Operations.

IT Services

Our IT Services division partners with Intel, IBM, Cisco, HP, Microsoft, AT&T, Sprint, COVAD and others to provide voice and data circuits, network infrastructure design and installation, remote network management, IT integration, on-site hardware and software support services, and national IT project management services including design, engineering, construction and documentation. Our IT Services teams install fiber networks and data cabling to commercial, industrial and government clients throughout the United States, Mexico, Canada, Puerto Rico and Guam. Services include:

•	Municipal wireless network construction

•	Multi-site rollout installation

•	Comprehensive IT project management services

•	On-site contract IT staffing

•	Structured cabling for commercial and industrial sites

•	Network hardware configuration and installation

•	Fully managed contract IT services

•	VoIP system configuration and installation

•	IP surveillance and access control systems

•	Disaster planning and recovery services

•	Remote data storage

•	Remote network management

IT services revenues are reported under the category “Structured Wiring” on our Consolidated Statements of Operations.

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

The IPTVComplete video solution is sold to new and incumbent broadband providers including telephone companies, fiber broadband providers, multiple dwelling unit (MDU) operators, triple-play providers and real estate developers. MediaPro IP set-top boxes are sold to a range of customers nationwide, including hotel and casino owners, telephone companies and other broadband providers, hospitals, apartment and condominium owners, triple-play operators, real estate developers, corporations and schools.

SatMAX systems are sold to a variety of federal, state and local government agencies, the U.S. military and corporations.

IT Services sells its structured wiring and project management services to a wide range of customers including telecommunications, hospitality, industrial and petrochemical, oil and gas companies and government sectors.

Marketing and Sales

Eagle’s products and services are marketed through direct sales and reseller/channel partners and are regularly promoted and demonstrated at industry trade shows. In addition, Eagle executives have recently become sought after as public speakers at IPTV trade shows. To keep investors, prospects and other interested parties well informed of new happenings at Eagle, the company maintains a detailed web site at www.eaglebroadband.com. Furthermore, Eagle’s CEO, Dave Micek, has been presenting Eagle’s business activities to investment groups in different regions of the country through a series of presentations over the past year.

IPTVComplete and IP set-top boxes are marketed directly by Eagle’s sales staff and agents. SatMAX systems are marketed through Eagle’s sales staff and select resellers and channel partners to corporate, commercial aviation, government, and military customers. IT services are marketed through Eagle’s sales and customer service staff.

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

Eagle’s product development resources are focused on enhancing our current product offerings. We have strategic relationships with third-party suppliers and manufacturers, allowing the company to utilize the most advanced technology in the IPTVComplete, IP set-top-box and SatMAX product lines. We will continue to incur research and development expenses with respect to our IPTVComplete, IP set-top-box and satellite communications product lines during the current fiscal year.

Research and development expenditures incurred by us for the fiscal years ended August 31, 2006, 2005 and 2004 were $830,000, $776,000, and $557,000, respectively.

Manufacturing

The company currently subcontracts and/or provides limited manufacturing of its satellite communications products at its facilities in League City, Texas. Some subassemblies are manufactured for us by subcontractors at various locations throughout the world. Our manufacturing expertise resides in assembling subassemblies and final systems that are configured to customer specifications. The components and assemblies used in our products include electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, and mechanical materials such as cabinets in which the systems are built.

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

We have determined that the most cost effective manufacturing method for our IP set-top box product line is to contract with offshore production facilities. We have established relationships with manufacturers in Asia capable of producing a wide range of products, some of which are ISO-9001 certified.

Competition

Industry experts project the IPTV market to grow rapidly over the next three to five years as telephone companies and other broadband providers face increasing competitive pressure and look for solutions to help them meet the demand from their customers for high-quality video and entertainment services. Because the IPTV market is expected to be lucrative for technology companies providing products and services that enable broadband providers to deliver IPTV services, it has attracted a large number of both new and established companies that are competing for the different aspects of the IPTV business, including AT&T, SES Americom, Intelsat, Minerva Networks, Latens, Siemens, Verimatrix, PurDigital, Optical Entertainment Networks, Interactive Television Networks, Amino, Tut Systems and Auroras. These companies include providers of video infrastructure (e.g., video headends, etc.), content, distribution and customer premise equipment (e.g., set-top boxes). In certain cases, the company may compete with these technology providers, in other cases we may partner with them and utilize their products and services to provide our IPTV solution. Eagle believes that its IPTVComplete solution is unique in providing a turnkey, end-to-end IPTV solution providing Eagle with a competitive advantage; however, other companies offer competitive solutions that could affect sales of Eagle’s IPTV solutions.

Eagle competes with many established companies in the set-top-box business, including Cisco, Motorola, Amino and a number of smaller companies. The market for IP set-top boxes is projected to continue to grow, fueled by increasing demand from hospitality operators, broadband providers and business enterprises. The projected growth has attracted both established companies as well as new entrants offering set-top box solutions. The company was first-to-market with its high-definition MediaPro set-top box, which provided the company with a competitive advantage in the marketplace, and was first-to-market with its IP3000HD H.264 high-definition set-top box. Because of increased demand for IP set-top boxes in the residential IPTV market, competition is expected to increase; however, the company believes it is well positioned to win business from both new and existing set-top box customers.

The market for satellite communications services continues to grow as demand from government, military and commercial customers is fueled by the post-9/11 emphasis on reliable communications to enhance public safety and security, an increase in the number and severity of natural disasters (e.g., hurricanes, etc.), as well as ongoing military operations. The company’s SatMAX satellite communications system is a patented, non-line-of-sight communications system that was designed to meet these needs. We are not currently aware of other companies in the U.S. that offer products that can provide similar, fully wireless, non-line-of-sight satellite-based voice and data communications services, providing the company with a unique competitive advantage. However, the satellite communications market has many large and small companies that provide satellite communications products and services.

IT Services competes with many established companies in fiber and cable installation, structured wiring and project management services areas. The use of the subcontractors located across the nation allows us to complete large projects in a cost-effective and efficient manner.

Proprietary Information

The company protects its proprietary technology through a combination of trade secrets, non-disclosure agreements, patent applications, copyright filings, trademarks, technical measures, and common law remedies with respect to its proprietary technology. We have received patents on our SatMAX and MediaPro set-top box products. Any protections may not preclude competitors from developing products with features similar to our products. The laws of some foreign countries in which we sell or may sell our products may not protect our proprietary rights in the products to the same extent as do the laws of the United States. Although we believe that our products and technology do not infringe on the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. If litigation results in our inability to use technology, we might be required to expend substantial resources to develop alternative technology. There can be no assurance that we could successfully develop alternative technology on commercially acceptable terms.

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

Employees

As of November 1, 2006, we had 44 employees and retained independent contractors as necessary. We believe our employee relations are good. We also enter into independent contractual relationships with various individuals, from time to time, as needed.

Item 1A. Risk Factors.

Our independent registered public accounting firm has rendered a report expressing substantial doubt as to our ability to continue as a going concern.

Our accompanying audited financial statements have been prepared on a going concern basis and do not include any adjustments that might result if we cease to continue as a going concern. As a result of the recurring losses from operations and liquidity deficiency that we have experienced, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern. They have discussed this uncertainty in their report on our audited financial statements. Uncertainty about our ability to continue as a going concern may create a concern among our current and future vendors and lenders, which may make it more difficult for us to meet our obligations.

We have a history of operating losses and may never achieve profitability.

From inception through August 31, 2006, we have incurred an accumulated deficit in the amount of $241,049,000. For the year ended August 31, 2006, we incurred losses from operations in the amount of $26,933,000. We anticipate that we will incur losses from operations for the foreseeable future. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. At August 31, 2006, we had approximately $3,139,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $10,613,000. Our net cash used by operations for the year ended August 31, 2006, was approximately $9,217,000.

We currently have an investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”), commonly referred to as an equity line of credit. Under that agreement, Dutchess is committed to purchase up to $5,000,000 of our common stock over the 36-month term of the investment agreement. As of November 7, 2006, we have drawn down $3,463,803 of the $5,000,000 commitment, leaving $1,536,197 available under the equity line.

Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. We will need to continue to rely upon financing from external sources to fund our operations for the foreseeable future. If we are unable to raise sufficient capital from external sources to fund our operations, we will need to sell assets to meet working capital needs or curtail operations.

Our current levels of debt could impact our operations in the future.

On February 10, 2006, the company entered into a purchase agreement with Dutchess Private Equities Fund, L.P., pursuant to which the company sold an $822,500, 12% convertible note due February 10, 2011. On February 15, 2006, the company entered into a settlement agreement with The Tail Wind Fund Ltd., pursuant to which the company issued two convertible notes in the aggregate amount of $2,750,000 and issued a $400,000 non-convertible promissory note. On July 24, 2006, the company entered into a promissory note agreement with Dutchess Private Equities Fund, L.P., pursuant to which the company sold a $5,500,000, 12% promissory note due July 24, 2008. For the year ending August 31, 2006, the company has timely satisfied all of its debt obligations, but will require cash principal and interest payments of $4,120,000 to satisfy debt obligations in the upcoming fiscal year. The company anticipates satisfying certain debt obligations of approximately $2,800,000 in common stock during the upcoming fiscal year. See Note 8-Notes Payable and Long Term Debt; Note 23-Subsequent Events; and Management’s Discussion and Analysis-Contractual Obligations.

Our business strategy focuses on the marketing and sale of three core product offerings, any of which may not be commercially successful.

Two of our three core product offerings are in emerging markets that are highly competitive and subject to rapid technological obsolescence. Therefore, there can be no assurances that the company will be successful in marketing these products, or that customers will ultimately purchase our products. Failure to have commercial success from the sale of these products will negatively impact our financial condition.

Volatility of the stock market.

There have been significant fluctuations in the market price for the company’s common stock. Factors such as variations in the company’s revenues, earnings and cash flow and announcements of innovations or acquisitions by the company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the technology market, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the company’s common stock.

We have been named a defendant in certain lawsuits, which if determined adversely, could harm our ability to fund operations.

Eagle and its subsidiaries have been named as defendants in certain lawsuits in which the plaintiffs are seeking substantial damages, including the following:

•
H. Dean Cubley v. Eagle Broadband, Inc. In August 2006, Mr. Cubley, a former director of the company, filed a lawsuit against the company for non-payment of a promissory note issued by the company in December 2003 in the original principal amount of $2,680,000. The lawsuit seeks to enforce the note, which was issued in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company. The lawsuit seeks recovery of the principal balance of approximately $1.9 million plus $541,000 in interest. The company has asserted defenses, including a defense that the execution of the promissory note by the company was induced by misrepresentations. The company believes Mr. Cubley’s claims are without merit and intends to vigorously defend the lawsuit. The company has accrued $2.4 million in connection with this claim.

•
Cornell Capital Partners, LP v. Eagle Broadband, Inc. In July 2003, Cornell Capital sued Eagle Broadband alleging breach of contract, common law fraud, state and federal securities fraud, and negligent misrepresentation. Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1.3 million. Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims. The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation. The company has accrued $750,000 in settlement expense against this lawsuit.

•
State of Texas, et al. v. United Computing Group, Inc. and H. Dean Cubley, individually. In September 2005, filed a lawsuit against United Computing Group, Inc., and H. Dean Cubley, individually, for unpaid sales and use tax, interest and penalties in the amount of $568,637 for the time period of March 1998 through December 2001. The company has accrued $560,000 in connection with this lawsuit.

•
State of Florida Dept. of Environmental Protection v. Reco-Tricote, Inc., and Southeast Tire Recycling Inc., currently known as Clearworks.net, Inc. The Florida EPA sued Clearworks.net presenting claims for recovery costs and penalties for a waste tire processing facility. The suit seeks recovery of costs and penalties in a sum in excess of $1,000,000, attorneys’ fees and court costs. Clearworks denies the claims and intends to vigorously contest all claims in this case and to enforce its indemnification rights against the principals of Southeast Tire Recycling.

We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of any one pending lawsuit could substantially harm our ability to fund operations.

Our future revenues are not predictable.

Historical revenues should not be viewed as indicative of any future revenues since future revenues will be dependant upon the market acceptance of our core product offerings of IPTVComplete, SatMAX and IT Services.

Our business is subject to many factors that could cause quarterly or annual operating results to fluctuate and our stock price to be volatile.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors, the trading price of our common stock could decline. Some of the factors that could affect our quarterly or annual operating results include:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products;

•	our ability to develop, introduce, ship and support certain products;

•	announcements, new product introductions and reductions in price of products offered by our competitors;

•	our ability to control costs;

•	the loss of one or more of our major customers or a significant reduction in orders from those customers;

•	increased competition, particularly from larger, better capitalized competitors;

•	fluctuations in demand for our products and services; and

•	market conditions specifically and economic conditions generally.

We rely heavily on third-party suppliers for the material components for our products and supply shortages could cause delays in manufacturing and delivering products which could reduce our revenues.

We rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources. We have not experienced significant supply shortages in the past and we believe that we will be able to continue to obtain most required components and parts from multiple suppliers. However, the lack of availability of certain components could require a major redesign of our products and could result in production and delivery delays, which could reduce revenues from product sales.

Because our industry is rapidly evolving, if we are unable to adapt or adjust our products to new technologies, our ability to compete and operate profitably could be significantly impaired.

The design, development and manufacturing of IP, broadband, entertainment and communications products are highly competitive and characterized by rapid technology changes. We compete with products and technologies from a number of other companies. Development by others of new or improved products or technologies may make our products obsolete or less competitive. While we believe that our products are based on advanced technologies, our products may become obsolete in the future or we may not be able to develop a commercial market for our products in response to future technology advances and developments. The inability to develop new products or adapt our current products to new technologies could impact our financial condition.

Approximately 22% of our total assets are comprised of intangible assets including goodwill, contract rights, customer relationships and other intangible assets which are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant charge against our earnings.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At the fiscal year ended August 31, 2006, management determined an impairment charge of approximately $3,427,000 existed for the intangible assets of contract rights, customer relationships and other intangible assts primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc. At the fiscal year ended August 31, 2005, management determined an impairment charge of approximately $23,913,000 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc. At the fiscal year ended August 31, 2004, management assessed the fair value of the intangible assets and concluded that the goodwill and other intangible assets valuations were at an amount greater than the current carrying and other intangible assets value.

Our business relies on our use of proprietary technology. Asserting, defending and maintaining intellectual property rights is difficult and costly and the failure to do so could harm our ability to compete and to fund our operations.

We rely, to a significant extent, on trade secrets, confidentiality agreements and other contractual provisions to protect our proprietary technology. In the event we become involved in defending or pursuing intellectual property litigation, such action may increase our costs and divert management’s time and attention from our business. In addition to costly litigation and diversion of management’s time, any potential intellectual property litigation could force us to take specific actions, including:

•	cease selling products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property.

We compete with many companies that are larger and possess greater capital resources than we do, and our growth and profitability are dependent on our ability to compete with these entities.

We face competition from many entities with significantly greater financial resources, well-established brand names, and larger customer bases. We may become subject to severe price competition for our products and services as companies seek to enter our industry or current competitors attempt to gain market share. We expect competition to intensify in the future and expect significant competition from other companies and technology providers. If we are unable to make or keep our products competitively priced and attain a market share in the markets in which our products compete, our sales may suffer which could impact our financial condition.

A system failure could delay or interrupt our ability to provide products or services and could increase our costs and reduce our revenues.

Certain parts of our operations are dependent upon our ability to support a complex network infrastructure. Many of our customers are dependent on an uninterrupted supply of services. Any damage or failure that causes interruptions in our operations could result in loss of these customers. To date, we have not experienced any significant interruptions or delays which have affected our ability to provide products and services to our clients. Because our headquarters and infrastructure are located in hurricane-prone areas, there is a likelihood that our operations may be effected by hurricanes, tropical storms, tornados or flooding. The occurrence of a natural disaster, operational disruption or other unanticipated problem could cause interruptions in the services we provide and impair our ability to generate revenue and achieve profitability.

Our industry is highly regulated, and new government regulation could hurt our ability to timely introduce new products and technologies.

Our broadband and communications products are regulated by federal, state and local governments. Our customers are generally required to obtain regulatory approvals in connection with providing television services. For example, the cable and satellite television industry is regulated by Congress and the Federal Communications Commission, and various legislative and regulatory proposals under consideration from time to time may affect the way we design our products. New laws or regulations may harm our ability to timely introduce new products and technologies, which could decrease our revenues by shortening the life cycle of a product.

Item 2. Properties.

Our headquarters are located in League City, Texas, and include approximately 25,000 square feet of leased office, production, and storage space. The lease expires in May 2009. We believe that our rental rates are at market prices. We insure our facilities in an amount that we believe is adequate and customary in the industry.

Item 3. Legal Proceedings.

In August 2006, Eagle became a defendant in H. Dean Cubley vs. Eagle Broadband, Inc. Mr. Cubley, a former director of the company, filed a lawsuit against the company seeking to enforce a promissory note entered into by the company in December 2003, in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company. The lawsuit seeks recovery of the principal balance of approximately $1.9 million plus $541,000 in interest. The company has asserted defenses, including a defense that the execution of the promissory note by the company was induced by misrepresentations. The company believes Mr. Cubley’s claims are without merit and intends to vigorously defend the lawsuit. The company has accrued $2.4 million in connection with this claim.

In May 2006, Eagle filed a demand for arbitration before JAMS in Los Angeles, California, in connection with an agreement between the company and GlobeCast North America Incorporated. The company is seeking an arbitral award declaring that either (i) both parties are excused from performance due to the existence of a force majeure event or (ii) the company is excused from performance due to GlobeCast’s prior breach of the agreement. GlobeCast denies that the agreement was unenforceable, that Eagle’s alleged failure to perform is excused and that there was a failure of any of the conditions precedent under the agreement. GlobeCast also asserts that Eagle owes GlobeCast at least $250,000 for Eagle’s alleged failure to pay GlobeCast in accordance with the agreement, and, in the alternative, owes GlobeCast at least $1.5 million under a claim for restitution. The company believes that its claims are meritorious and intends to vigorously pursue them, and that GlobeCast’s claims lack merit and intends to vigorously defend itself against them. The company has accrued $250,000 in connection with this lawsuit.

In September 2005, the State of Texas filed a lawsuit against United Computing Group, Inc., and H. Dean Cubley, individually, for unpaid sales and use tax, interest and penalties in the amount of $568,637 for the time period of March 1998 through December 2001. The company has accrued $560,000 in connection with this lawsuit.

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1.3 million. Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims. The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation. The company has accrued $750,000 in settlement expense against this lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of Eagle common stock are listed on the American Stock Exchange under the symbol EAG. On November 10, 2006, our common stock closed at $0.75 per share. We are authorized to issue 350,000,000 shares of common stock, of which 18,088,204 were issued and outstanding at November 10, 2006. At November 10, 2006, there were approximately 1,100 holders of record and 30,000 beneficial holders of Eagle common stock.

The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Eagle common stock on the American Stock Exchange.

	High	Low
Fiscal Year 2006
1st Quarter ended November 30, 2005	6.30	5.25
2nd Quarter ended February 28, 2006	4.90	3.15
3rd Quarter ended May 31, 2006	4.55	1.40
4th Quarter ended August 31, 2006	1.88	0.48
Fiscal Year 2005
1st Quarter ended November 30, 2004	31.50	20.65
2nd Quarter ended February 28, 2005	28.70	12.60
3rd Quarter ended May 31, 2005	14.00	6.65
4th Quarter ended August 31, 2005	10.50	5.25

Eagle has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years.

Recent Sales of Unregistered Securities

In August 2006, the company issued 100,000 shares to Seacoast Financial LLC pursuant to a Consulting Agreement. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No sales commissions were paid.

In June 2006, the company issued 25,000 shares of common stock to Friedland Corporate Investor Services LLC pursuant to an Agreement for Services. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. No sales commissions were paid.

Item 6. Selected Financial Data.

The data that follows should be read in conjunction with the company’s consolidated financial statements and the notes included in Item 8 and Item 7, “Management’s Discussion and Analysis.” Included in the data that follows is a “non-GAAP financial measure” referred to as “Adjusted Net Loss,” which represents our net loss before impairment charges, loss from discontinued operations, other income/(expense) and depreciation. The SEC defines a “non-GAAP financial measure” as a numerical measure of historical or future financial performance, financial positions or cash flows that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in financial statements, and vice versa for measures that include amounts, or is subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure so calculated and presented. For these purposes, “GAAP” refers to generally accepted accounting principles in the United States.

Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. Pursuant to the requirements of Regulation G, whenever we refer to a non-GAAP financial measure, we will also generally present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

Management believes that Adjusted Net Loss is useful in analyzing operating performance, but should be used only in conjunction with results reported in accordance with GAAP. Because Adjusted Net Loss excludes some, but not all, items affecting net loss and may vary among companies, the Adjusted Net Loss presented by Eagle may not be comparable to similarly titled measures of other companies.

($ in thousands)	Year Ended August 31,
Results of Operations Data:	2006	2005	2004	2003	2002
Net Sales	$3,941	$5,242	$8,062	$10,582	$29,376
Operating Expenses	24,341	54,586	29,915	31,149	83,504
Operating Income (Loss)	(24,983)	(57,124)	(31,008)	(31,351)	(76,832)
Other Income (Expense), Net	(1,293)	(638)	(8,026)	(5,426)	(265)
Loss from Continuing Operations	(26,276)	(57,762)	(39,034)	(36,777)	(77,097)
Income (Loss) from Discontinued Operations	(657)	752	29	276	124
Net Loss	$(26,933)	$(57,010)	$(39,005)	$(36,501)	$(76,973)

Earnings Per Share (Basic) from Continuing Operations (1)	(2.88)	(8.38)	(7.37)	(13.84)	(42.15)
Earnings Per Share (Basic) from Discontinued Operations (1)	(0.07)	0.11	0.01	0.10	0.07

Other Operating and Financial Data:
Adjusted Net Loss (2)	$(9,017)	$(23,942)	$(24,667)	$(18,508)	$(5,770)
Cash Used by Operating Activities	$(9,217)	$(13,135)	$(3,493)	$(6,085)	$(797)
Cash Provided (Used) by Investing Activities	$536	$(611)	$(1,216)	$(1,276)	$(13,668)
Cash Provided (Used) by Financing Activities	$7,800	$16,415	$5,936	$6,912	$(2,342)

Balance Sheet Data:
Total Assets	$21,764	$41,913	$70,211	$77,366	$89,151
Long-Term Debt	$3,678	$—	$—	$—	$1,272
Total Stockholders’ Equity	$1,863	$23,104	$50,103	$58,336	$76,548
————————————

(1) Adjusted for the effect of a 1-for-35 reverse stock split effected on May 12, 2006.

(2) Reconciliation of Adjusted Net Loss to Net Loss:

Adjusted Net Loss	$(9,017)	$(23,942)	$(24,667)	$(18,508)	$(5,770)
Loss from Discontinued Operations	(657)	752	29	276	124
Other Income (Expense)	(1,293)	(638)	(8,026)	(5,426)	(265)
Impairment - Slow Moving Inventory	(107)	(300)	(1,300)	—	—
Depreciation Expense	(2,090)	(4,367)	(5,041)	(5,232)	(6,397)
Impairment Expense	(13,769)	(28,515)	—	(7,611)	(64,665)
Net Loss	$(26,933)	$(57,010)	$(39,005)	$(36,501)	$(76,973)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1: Business”; Part I, “Item 1A: Risk Factors”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the year ended August 31, 2006.

As of August 31, 2006, the company’s active subsidiaries were: Eagle Broadband Services, Inc., and EBI Funding Corp. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: D.S.S. Security, Inc., Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Executive Overview

Eagle Broadband, Inc. (the “company” or “Eagle”), is a provider of Internet protocol (IP), broadband and satellite communications products and services. The company’s product offerings are:

•
IPTVComplete™, delivering almost 250 channels of digital television and music content via IP to many market sectors, such as to multi-dwelling unit operators (e.g., condominiums), triple-play operators (Internet data, phone and television, all over IP) and telephone companies, including Eagle’s MediaPro standard or high-definition set-top boxes for both hospitality and IPTV customers;

•
SatMAX®, Eagle’s patented satellite telephony extension technology for indoor applications for enterprise, military and other government customers, especially in portable First Responder situations with Eagle’s new Alpha “SatMAX in a Suitcase” model; and

•
IT Services, through which Eagle provides various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling and IT integration services.

In focusing on business opportunities in these core areas, the company achieved the following strategic objectives during the past year, with the majority of these objectives occurring in the last six months of the fiscal year:

•	Significantly added to the company’s extensive inventory of IPTV studio content contracts.

•	Brought to market a new high definition set-top box, the IP3000HD, which is a highly capable, yet inexpensive solution for both hospitality markets and IPTV customers.

•
Introduced the SatMAX Alpha Emergency Communications System, a portable Iridium-based satellite phone emergency communications system designed for disaster recovery, crisis management and emergency preparedness.

•	Continued to realign staff and resources to maximize efficiencies and better serve our customers and partners, resulting in a reduction of operating expenses by 55%.

•	Exited residential security monitoring, when management determined that this component of the monitoring business was not synergistic with the company’s core competencies.

•	Entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, thereby significantly reducing operating expenses and headcount.

•	Entered into an equity line of credit for up to $5,000,000 with Dutchess Private Equities Fund, L.P.

•
Secured over $4 million of traditional, non-convertible debt financing to enable the company to quickly proceed with building its Miami super-headend to provide IPTVComplete to the southeastern region of the United States.

For the upcoming year, the company anticipates:

•
Capital expenditures during the first quarter of approximately $500,000 to complete Eagle’s super-headend in Miami. This super-headend is currently operational and is delivering over 200 channels of IPTV content.

•	Devoting significant sales efforts to attain market leadership with the new IP3000HD that supports MPEG4/H.264 standards, especially in the emerging world of open Internet, specialty content IPTV.

•	Delivering IPTVComplete to customers in the Miami area no later than December 2006.

•	Signing additional customers both within and beyond Florida, each with their own base of subscribers.

•	Continuing to negotiate and sign IPTV content contracts.

•	Reducing our debt obligations through the issuance of common stock. (See Note 23-Subsequent Events)

•	Focusing significant IT Services sales efforts on securing large municipal WiFi contracts.

•	Closely monitoring gross margin performance for all core businesses to ensure the company is on track towards attaining profitability.

Strategy and Growth

We have devoted considerable resources to obtain our extensive portfolio of IPTV studio content contracts. It has taken Eagle several years to negotiate all of these agreements, and there are very few companies with as extensive a portfolio of IPTV studio content contracts as Eagle holds. As a result, management believes that Eagle is uniquely positioned to take advantage of early market opportunities in the rapidly growing IPTV market. Eagle has already demonstrated the ability to deliver almost 250 channels of television and music content from its newly constructed super-headend in Miami, and management is continually evaluating possible locations for future super-headend sites that would provide Eagle a more cost efficient way of delivering IPTV throughout the continental U.S. than long-haul transport over fiber.

We believe that consistent growth of both revenues and operating earnings can be achieved through internally developed products and services, and through acquisitions. Management believes that good value target companies are present in the marketplace and that business combinations with these entities would help us achieve our growth potential in addition to providing synergies that would improve profitability. Our consolidated statements of operations for the last two fiscal years reflect losses under generally accepted accounting principles, but since operating expenses for those years contain significant non-cash charges related to past corporate transactions, these reported results may not fully represent the financial health of the business.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. Management strives to report the financial results of the company in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require us to use technical terminology. In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States. These principles require us to make certain estimates and apply judgments that affect our financial position and results of operations as reflected in our financial statements. These judgments and estimates are based on past events and expectations of future outcomes. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. Actual results may differ from our estimates.

Management continually reviews its accounting policies, how they are applied and how they are reported and disclosed in our financial statements. The significant accounting policies are described in the company’s Consolidated Financial Statements (See Note 1 in Notes to Consolidated Financial Statements).

Revenue Recognition

The company’s revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy. Additionally, the company has a limited amount of sales returns which would affect its revenue earned.

Eagle accounts for arrangements that contain multiple elements in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

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

The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets. Eagle has intangible assets related to goodwill, contracts, customers and subscribers. For the year ended August 31, 2006, the company determined there had been continued erosion of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

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

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2006, management determined an impairment charge of $3,427,830 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2005, management determined an impairment charge of $23,913,000 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Eagle assessed the fair value of goodwill as of August 31, 2006 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value. Eagle assessed the fair value of the intangible assets as of August 31, 2005 and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value. Eagle assessed the fair value of the intangible assets as of August 31, 2004 and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The company’s market capitalization for the years ending August 31, 2006 and 2005, has been below the book value of these assets which indicated the need to test for recoverability. The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business.

Utilizing a fair value standard as set forth in SFAS 144 as of August 31, 2006, management determined an impairment of $10,341,262 existed for certain Houston-area communities where broadband infrastructure had been installed. (See Note 5-Impairment of Long-Lived Assets.)

Utilizing a fair value standard as set forth in SFAS 144 as of August 31, 2005, management determined an impairment of $3,230,000 existed for certain Houston-area communities where broadband infrastructure had been installed. (See Note 5-Impairment of Long-Lived Assets.)

During the second quarter of 2005, the company also determined an impairment loss existed primarily for Link-Two Communications, Inc. assets. Management determined that the value of the assets was nominal after a review of the marketplace and recorded an impairment loss of $1,050,000. (See Note 5-Impairment of Long-Lived Assets.)

During the fourth quarter of 2005, the company had an additional impairment charge of $323,000 on assets held for sale. (See Note 7-Assets Held for Sale.)

Accounting for Stock-Based Compensation

In December 2004, the FASB issued a revision to SFAS 123 (also known as SFAS 123R) that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after December 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The company adopted SFAS 123R prospectively commencing in the first quarter of the fiscal year ending August 31, 2006. The adoption of SFAS 123R will cause the company to record as expense each quarter a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R.

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

Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, we estimate fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. We have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The fair value of the derivative liabilities are subject to the changes in the trading value of the company’s common stock. As a result, the company’s financial statements may fluctuate from quarter to quarter based on factors such as the price of the company’s stock at the balance sheet date and the amount of shares converted by note holders and/or exercised by warrant holders. Consequently, our financial position and results of operations may vary from quarter to quarter based on conditions other than our operating revenues and expenses.

Under SFAS No. 133, all derivative financial instruments held by the company are not designated as hedges.

Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to the sale of the component of residential security monitoring have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

Results of Operations

Fiscal Year Ended August 31, 2006, Compared to Fiscal Year Ended August 31, 2005

The following table sets forth summarized consolidated financial information for the fiscal years ended August 31, 2006 and 2005:

($ in thousands)	Year Ended August 31,
	2006	2005	$ Change	% Change
Net Sales	$3,941	$5,242	$(1,301)	(25%)
Cost of Goods Sold	4,583	7,780	(3,197)	(41%)
Gross Profit	(642)	(2,538)	1,896	(75%)
Percent of Sales	(16.3%)	(48.4%)

Operating Expenses	24,341	54,586	(30,245)	(55%)
Loss from Operations	(24,983)	(57,124)	32,141	(56%)
Other Income (Expense)	(1,293)	(638)	(655)	103%
Loss from Continuing Operations	(26,276)	(57,762)	31,486	(55%)
Income (Loss) from Discontinued Operations	(657)	752	(1,409)	(187%)
Net Loss	$(26,933)	$(57,010)	$30,077	(53%)

For the year ended August 31, 2006, the company’s consolidated operations generated net sales from continuing operations of $3,941,000 compared to prior year net sales of $5,242,000. The decrease in net sales is primarily attributable to a one-time prior year sale of $1,065,000 to a major customer. No such similar sale occurred for the year ended August 31, 2006. Sales from discontinued operations for the year ended August 31, 2006, were $1,656,000, of which $1,189,000 were for the sale of residential security monitoring contracts. For the year ended August 31, 2005, sales from discontinued operations were $3,350,000, of which $2,362,000 were from the sale of residential security monitoring contracts. There were no associated fixed costs in either period for the residential security monitoring contracts sold.

The company had anticipated replacing the recurring revenue from residential security monitoring with recurring revenue from IPTV delivery beginning in the fourth quarter of the year ending August 31, 2006. However, due to an unexpected change in Eagle’s delivery arrangement for IPTVComplete during the third quarter, the expected recurring IPTV revenue stream is now anticipated to begin by December 2006. Eagle promptly addressed this unforeseen change by constructing its own super-headend facility in Miami. During the third quarter, the company successfully delivered over 100 channels of IPTV content via fiber in an extensive field trial to a third party in Miami. This field trial demonstrated that our IPTV technology works and established that Eagle can successfully deliver a complete IPTV solution over fiber optic cable. In recent months, Eagle has connected its new super-headend to its first IPTV customer, ANEW Broadband in Miami, and expects to deliver IPTVComplete to ANEW Broadband’s subscribers by December 2006.

Management does not expect the downward trend in the company’s revenues to continue. The last 18 months have been a transition period for the company, and management believes the company is positioned to reverse this trend. Being one of the few companies with extensive contractual rights to deliver live television content via IP, and one that has actually demonstrated the capability to deliver such content, management expects Eagle’s revenues to steadily increase as we proceed to deliver IPTVComplete to our customers. Concurrently, management believes that set-top box sales will grow proportionally with the rollout of IPTVComplete, as the company now has the capability to ship set-top boxes in large volume.

For the year ended August 31, 2006, the company’s gross profit margin was a negative $642,000, or 16.3% of sales, compared to a negative gross profit margin of $2,538,000, or 48.4% of sales, for the prior year. The negative gross profit margin is attributable to fixed costs of $842,000 for the depreciation of the company’s broadband network in the current year, and for certain fixed costs for the implementation of IPTV delivery, which had no associated generation of IPTV revenue due to the unexpected delay encountered this year. (See Note 1-Basis of Presentation and Significant Accounting Policies.)

The company has reported its broadband service revenues for residential security monitoring as discontinued operations for the fiscal year ended August 31, 2006. The net loss on discontinued operations of $657,000 included broadband service revenues for residential security contracts sold of $1,189,000 and recurring revenue for residential security monitoring of $467,000. (See Note 21-Discontinued Operations and Exit Activities.)

The company incurred a net loss after discontinued operations of $26,933,000 for the fiscal year ended August 31, 2006. Key components of the loss include a $13,876,000 non-cash impairment charges and $3,646,000 of additional non-cash charges. (See Note 5-Impairment of Long-Lived Assets, Note 6-Impairment of Goodwill and Other Intangible Assets.) The company’s net loss after discontinued operations for the fiscal year ended August 31, 2005 was $57,010,000, and included approximately $28,815,000 non-cash impairment charges and $7,261,000 of additional non-cash charges.

Management does not expect net losses of this magnitude to continue. In addition to the expected revenue increases discussed above, management has significantly reduced the company’s operating expenses from previous years and expects this trend to continue. Also, management is continuously searching for and evaluating potential merger and acquisition opportunities that will be synergistic with the company’s product offerings.

Sales Information

Set forth below is a table presenting summarized sales information for our business products and services for the fiscal years ended August 31, 2006 and 2005:

($ in thousands)	Year Ended August 31,
	2006	% of Total	2005	% of Total	$ Change	% Change
Structured Wiring	$1,376	35%	$1,343	26%	$33	2%
Broadband Services	928	24%	998	20%	(70)	(7%)
Products	1,484	38%	2,770	53%	(1,286)	(46%)
Other	153	3%	131	1%	22	17%
Total	$3,941	100%	$5,242	100%	$(1,301)	(25%)

For the fiscal year ended August 31, 2006, net sales from continuing operations decreased to $3,941,000 from $5,242,000 for the year ended August 31, 2005. The overall decrease of 25% was attributable to a $1,286,000 decrease in product sales and a decrease of $70,000 of broadband services, offset by an increase of $33,000, or 2%, in structured wiring sales and a 17% increase of $22,000 in other product sales. The $1,301,000 decrease in sales of the company’s products for the year ended August 31, 2006, was primarily attributable to a one-time prior year sale of $1,065,000 to a major customer.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the fiscal years ended August 31, 2006 and 2005:

($ in thousands)	Year Ended August 31,
	2006	2005	$ Change	% Change
Direct Labor and Related Costs	$955	$1,049	$(94)	(9%)
Products and Integration Services	1,433	3,077	(1,644)	(53%)
Impairment Slow Moving & Obsolete Inventory	107	300	(193)	(64%)
Structured Wiring Labor and Material	1,114	1,031	83	8%
Broadband Services Costs	132	1,165	(1,033)	(89%)
Depreciation and Amortization	842	1,158	(316)	(27%)
Total Cost of Goods Sold	$4,583	$7,780	$(3,197)	(41%)

For the year ended August 31, 2006, cost of goods sold decreased by $3,197,000, or 41%, to $4,583,000 from $7,780,000 as compared to the fiscal year ended August 31, 2005. The decrease of $3,197,000 in cost of goods sold is primarily attributable to (i) direct labor costs decreasing $94,000 for a reduction in force, (ii) product and integration service costs decreasing $1,644,000 due to a delay in bringing the company’s IP3000HD to market, (iii) a $1,033,000 decrease in broadband service costs associated with the material decrease in fixed costs associated with the delivery of broadband services, as the company discontinued operations in residential security monitoring and entered into an operating agreement with a third party to operate a portion of the company’s fiber-optic network, which assumed responsibility for payment of all expenses associated with the operation of this portion of the network and (iv) a decrease of $316,000 in depreciation expense for assets impaired in a prior year.

Operating Expenses

The following table sets forth summarized operating expense information for the fiscal years ended August 31, 2006 and 2005:

($ in thousands)	Year Ended August 31,
	2006	2005	$ Change	% Change
Salaries and Related Costs	$3,733	$4,675	$(942)	(20%)
Advertising and Promotion	160	73	87	%
Depreciation and Amortization	1,248	3,202	(1,954)	(61%)
Research and Development	830	776	54	7%
Other Support Costs	4,601	17,345	(12,744)	(73%)
Impairment, Write-Downs & Restructuring Costs	13,769	28,515	(14,746)	(52%)
Total Operating Expenses	$24,341	$54,586	$(30,245)	(55%)

The following table breaks out “Other support costs” information as presented in the preceding table for the fiscal years ended August 31, 2006 and 2005:

($ in thousands)	Year Ended August 31,
	2006	2005	$ Change	% Change
Auto Related	$42	$40	$2	5%
Bad Debt (Recovery)	(739)	579	(1,318)	(228%)
Delivery and Postage	172	36	136	378%
Fees	173	268	(95)	(35%)
Insurance and Office	420	810	(390)	(48%)
Professional and Contract Labor	2,976	11,504	(8,528)	(74%)
Rent	326	415	(89)	(21%)
Repairs and Maintenance	78	59	19	32%
Travel	325	422	(97)	(23%)
Taxes	95	2,722	(2,627)	(97%)
Telephone and Utilities	297	371	(74)	(20%)
Other	436	119	317	266%
Total Other Support Costs	$4,601	$17,345	$(12,744)	(73%)

For the fiscal year ended August 31, 2006, operating expenses decreased by 55% to $24,341,000, as compared to $54,586,000 for the fiscal year ended August 31, 2005. The decreases that occurred, as evidenced by the immediately preceding tables, are discussed below:

•	A $942,000 decrease in salaries and related costs. The decrease is primarily attributable to reductions in the workforce that occurred throughout the year ended August 31, 2006.

•
A $1,954,000 decrease in depreciation and amortization, due principally to a reduction in the cost basis of certain assets impaired for the prior year with a corresponding decrease to depreciation and amortization, disposition of assets and the completion of depreciation of certain capital assets.

•	A $54,000 increase in research and development expenses, primarily for product development and engineering activities associated with the company’s set-top box product line.

•
A $12,744,000 decrease in other support costs, the components of which are set forth in the table above. The decrease is attributable to (i) a decrease of $1,318,000 for bad debt recovery for a receivable reserved in a prior year, (ii) a decrease of $390,000 to insurance and office expenses, (iii) a decrease of $8,528,000 in professional fees as the company’s costs for corporate compliance, consulting and legal fees decreased significantly for the current fiscal year and (iv) a decrease of $2,627,000 in taxes as the company accrued in the prior year for a sales tax assessment of $1,320,000 and an accrual in the prior year of $640,000 for property taxes for which the assessment was materially reduced for the year ending August 31, 2006. These decreases were offset by increases of $136,000 for delivery and postage and $317,000 increase to other expenses.

•
A $14,746,000 decrease in impairment charges as the company recorded an impairment charge of $28,515,000 for the fiscal year ended August 31, 2005 as compared to an impairment charge of $13,769,000 for the fiscal year ended August 31, 2006. The impairment charges for the fiscal year ended August 31, 2006, primarily consist of (i) an impairment charge of $3,427,830 for the intangible assets of contract rights, customers relationships and other intangible assets primarily attributable to the BDS communities acquired in the January 2001 merger of Clearworks.net, Inc., and (ii) an impairment charge of $10,341,262 for certain Houston-area communities where broadband infrastructure had been installed. (See Note 5-Impairment of Long Live Assets and Note 6-Impairment of Goodwill and Other Intangible Assets for additional details.)

Net Loss

Net loss after discontinued operations for the fiscal year ended August 31, 2006 and 2005, was $26,933,000 and $57,010,000, respectively.

Fiscal Year Ended August 31, 2005, Compared to Fiscal Year Ended August 31, 2004

The following table sets forth summarized consolidated financial information for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
	2005	2004	$ Change	% Change
Net Sales	$5,242	$8,062	$(2,820)	(35%)
Cost of Goods Sold	7,780	9,155	(1,375)	(15%)
Gross Profit	(2,538)	(1,093)	(1,445)	(132%)
Percent of Sales	(48.4%)	(13.5%)

Operating Expenses	54,586	29,915	24,671	82%
Loss from Operations	(57,124)	(31,008)	(26,116)	84%
Other Income (Expense)	(638)	(8,026)	7,388	(92%)
Loss from Continuing Operations	(57,762)	(39,034)	(18,728)	48%
Income from Discontinued Operations	752	29	723	2,493%
Net Loss	(57,010)	(39,005)	(18,005)	46%
Unrealized Holding Gain (Loss)	1,048	(321)	321	(100%)
Comprehensive Loss	$(55,962)	$(39,326)	$(16,636)	42%

Sales Information

Set forth below is a table presenting the revenue derived from our business for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
	2005	% of Total	2004	% of Total	$ Change	% Change
Structured Wiring	$1,343	26%	$678	8%	$665	98%
Broadband Services	998	20%	1,097	14%	(99)	(9%)
Products	2,770	53%	6,190	77%	(3,420)	(55%)
Other	131	1%	97	1%	34	35%
Total	$5,242	100%	$8,062	100%	$(2,820)	(35%)

For the fiscal year ended August 31, 2005, net sales decreased to $5,242,000 from $8,062,000 for the year ended August 31, 2004. The overall decrease of 35% was attributable to a $3,420,000 decrease in product sales and a decrease of $99,000 of broadband services, offset by an increase of $665,000, or 98%, in structured wiring sales. The $3,420,000 decrease in sales of the company’s products for the year ended August 31, 2005, was primarily attributable to a decrease in prior year product sales of $3,788,000 from a major customer. The increase of $665,000 in structured wiring sales is primarily attributable to increased sales efforts to pursue commercial structured wiring and cabling opportunities.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
	2005	2004	$ Change	% Change
Direct Labor and Related Costs	$1,049	$501	$548	109%
Products and Integration Services	3,077	5,372	(2,295)	(43%)
Impairment Slow Moving & Obsolete Inventory	300	1,300	(1,000)	(77%)
Structured Wiring Labor and Material	1,031	448	583	130%
Broadband Services Costs	1,165	367	798	217%
Depreciation and Amortization	1,158	1,141	17	1%
Other Manufacturing Costs	—	26	(26)	(100%)
Total Cost of Goods Sold	$7,780	$9,155	$(1,375)	(15%)

For the year ended August 31, 2005, cost of goods sold decreased by $1,375,000, or 15%, to $7,780,000 from $9,155,000 as compared to the fiscal year ended August 31, 2004. The decrease of $1,375,000 in cost of goods sold is primarily attributable to (i) a decrease in impairment of slow moving inventory of $1,000,000 and (ii) a decrease in product costs associated with a prior year product sales to a major customer. The increase of $583,000 in structured wiring cost is primarily attributable to increased personnel costs needed to expand the company’s commercial customer base and pursue additional structured wiring opportunities.

Operating Expenses

The following table sets forth summarized operating expense information for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
	2005	2004	$ Change	% Change
Salaries and Related Costs	$4,675	$12,332	$(7,657)	(62%)
Advertising and Promotion	73	19	54	284%
Depreciation and Amortization	3,202	3,900	(698)	(18%)
Research and Development	776	557	219	39%
Other Support Costs	17,345	13,107	4,238	32%
Impairment, write-downs & restructuring costs	28,515	—	28,515	—
Total Operating Expenses	$54,586	$29,915	$24,671	82%

The following table breaks out other support costs information for the fiscal years ended August 31, 2005 and 2004:

($ in thousands)	Year Ended August 31,
	2005	2004	$ Change	% Change
Auto Related	$40	$14	$26	186%
Bad Debt	579	2,632	(2,053)	(78%)
Delivery and Postage	36	37	(1)	(3%)
Fees	268	268	—	—
Insurance and Office	810	365	445	122%
Professional and Contract Labor	11,504	6,808	4,696	69%
Rent	415	474	(59)	(12%)
Repairs and Maintenance	59	41	18	44%
Travel	422	223	199	89%
Taxes	2,722	1,454	1,268	87%
Telephone and Utilities	371	719	(348)	(48%)
Other	119	72	47	65%
Total Other Support Costs	$17,345	$13,107	$4,238	32%

For the fiscal year ended August 31, 2005, operating expenses increased by 82% to $54,586,000, as compared to $29,915,000 for the fiscal year ended August 31, 2004. The increases that occurred, as evidenced by the immediately preceding tables, are discussed below.

•
A $7,657,000 decrease in salaries and related costs. The decrease is primarily attributable to (i) a prior year non-cash expense of $4,493,000 incurred on the issuance of promissory notes upon the modification of outstanding options for 4,200,000 common shares and (ii) a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price, which was an additional $4,074,000 accrued in August 2004. In June 2005, the company entered into note exchange agreements whereby the note holders representing $2,086,000 agreed to accept 227,257 shares of the company’s common stock to fully satisfy such debt obligation. The remaining principal amount of $1,924,000 is currently in default and is accruing interest according to the terms of the original agreement. (See Note 2-Related Party Transactions.)

•	A $698,000 decrease in depreciation and amortization, due principally to disposition of assets and the completion of depreciation of certain capital assets.

•
A $219,000 increase in research and development expenses, primarily for product development and engineering activities associated with the company’s IPTV, set-top box and satellite communications product lines.

•
A $4,238,000 increase in other support costs, the components of which are set forth in the table above. The increase of $1,268,000 in taxes is attributable to a state sales tax assessment that is pending while under review, a $4,696,000 increase in professional fees that included cost associated with corporate compliance, auditors fees and consulting, and litigation, and $445,000 attributable to general liability and officer and director insurance coverage. These increases are offset by decreases of $2,053,000 in bad debt, $59,000 in rent expense and $348,000 in telephone and utilities.

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

Net Loss

Net loss after discontinued operations for the fiscal year ended August 31, 2005 and 2006, was $57,010,000 and $39,005,000, respectively.

Changes in Cash Flow

The company’s operating activities decreased net cash used to $9,217,000 in the year ended August 31, 2006, compared to use of net cash of $13,135,000 in the year ended August 31, 2005. The decrease in net cash used by operating activities was primarily attributable to fund the company’s net operating loss, net of $17,522,000 non-cash charges combined with $194,000 of cash provided by fluctuations in working capital requirements consisting of the combination of accounts receivable, inventory, other assets, prepaid expenses, accounts payable, derivative liability and accrued expenses. The company’s investing activities provided net cash of $536,000 in the year ended August 31, 2006, compared to use of net cash $611,000 in the year ended August 31, 2005. The increase was due primarily to proceeds from sale of assets held for sale and direct finance leasing. The company’s financing activities provided net cash proceeds of $7,800,000 in the year ended August 31, 2006, compared to $16,415,000 of cash provided in the year ended August 31, 2005. The decrease resulted from net proceeds of $1,595,000 from the sale of 1.72 million shares of common stock to certain accredited investors and $6,633,000 gross proceeds received from debt financing as compared to the prior year receiving net proceeds of $11,309,000 from the sale of 1.31 million shares of common stock to certain accredited investors.

Liquidity and Capital Resources

At August 31, 2006, the company’s current assets totaled $5,610,000 (including cash and cash equivalents of $3,139,000). Total current liabilities were $16,223,000, which gave the company a negative working capital of $10,613,000. The company has funded operations through a combination of utilizing cash on hand, issuing common stock to settle current liabilities and raising additional capital through the sale of its securities.

In order to preserve cash, the company has historically used company stock to retire certain liabilities on a negotiated basis. During the year ended August 31, 2006, the company retired $958,000 in debt with stock versus cash. The company expects to continue its practice of retiring certain liabilities as may be negotiated through a combination of cash and the issuance of shares of the company’s common stock. At this time, the company is not able to quantify the amount of common stock that may need to be issued to retire current or future debts, and there is no assurance that this strategy will be successful in the future.

Historically, the company has financed operations through the sale of debt and equity securities. During the year ended August 31, 2006, the company raised $1,595,000 cash through the issuance of common stock through our equity line of credit. The company currently does not have credit facilities available with financial institutions or other third parties and historically we have relied upon best efforts third-party funding. Though we have been successful at raising additional capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors. The company will continue to rely upon financing from external sources to fund its operations for the foreseeable future and it will likely need to raise additional capital to fund working capital requirements in the third quarter of 2006. If we are unable to raise sufficient capital from external sources to fund our operations for the foreseeable future, the company may need to sell assets to meet working capital needs or curtail certain operations.

The company has experienced recurring losses from operations in each of the last three fiscal years, as well as continued negative cash flow from operations for the year ended August 31, 2006. The company’s recent operating performance and liquidity deficiencies, the uncertainties underlying the business climate, and the uncertainty related to the financial impact of the changes in strategic direction, raise substantial doubt about the company’s ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. As a result of these operational issues, the company is in the process of implementing initiatives intended to increase sales, improve gross margin and reduce certain operating expenses. Several of the planned initiatives are in progress, including, but not limited to:

•	Capital expenditures during the first quarter of fiscal 2007 will be approximately $500,000 to complete Eagle’s super-headend in Miami.

•	Devoting significant sales efforts to attain market leadership with the new IP3000HD that supports MPEG4/H.264 standards, especially in the emerging world of open Internet, specialty content IPTV.

•	Delivery of IPTVComplete to customers in the Miami area no later than December 2006.

•	Signing additional customers both within and beyond Florida, each with their own base of subscribers.

•	Reducing our debt obligations through the issuance of common stock.

•	Focusing significant IT Services sales efforts directed to secure large municipal WiFi contracts.

•	Closely monitoring gross margin performance for all core businesses to ensure the company is on track towards attaining profitability.

Contractual Obligations

The following table sets forth contractual obligations to be settled in cash as of August 31, 2006:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (Current & Long Term)	$7,036	$4,120	$2,916	$—	$—
Operating Lease Obligations	875	306	569	—	—
Total	$7,911	$4,426	$3,485	$—	$—

The company’s contractual obligations consist of long-term debt and interest as set forth in Note 8-Notes Payable and Long-Term Debt to the company’s financial statements, certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases (see Note 14-Commitments and Contingent Liabilities to the company’s financial statements). Contractual obligations does not include approximately $2,800,000 of debt obligations that the company intends to settle in stock (see Note 23-Subsequent Events).

Off-Balance Sheet Arrangements

As of August 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

Eagle’s financial statements as of August 31, 2006 and 2005, and for each of the years in the three-year period ended August 31, 2006, together with the Report of our Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K on the pages indicated below.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(be) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarter ended August 31, 2006. Based on such evaluation, such officers have concluded that the company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic filings under the Exchange Act. Our Principal Accounting Officer, instead of our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006, and certifies to such effect pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Our prior Chief Financial Officer resigned in January 3, 2006. From January 3, 2006 to the date hereof, our Principal Accounting Officer has performed the function of our Chief Financial Officer.

Changes in Internal Controls

There has been no change in the company’s internal control over financial reporting identified in connection with our evaluation as of the end the quarter ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information appearing in our 2007 Proxy Statement under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference.

Code of Ethics for the Chief Executive Officer and Chief Financial Officer

Eagle maintains a Code of Ethics for the chief executive officer and chief financial officer. The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. The full text of the Code is published on our web site at www.eaglebroadband.com/coe.asp.

Item 11. Executive Compensation.

The information appearing in our 2007 Proxy Statement under the headings “Executive Compensation,” “Director Compensation,” “Employment Contracts,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph” and “Compensation Committee Interlocks and Insider Participation” is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2007 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information appearing in our 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

The information appearing in our 2007 Proxy Statement under the headings “Audit Committee Report” and “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements: See Part II, Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedule: See “Schedule II-Valuation and Qualifying Accounts” on page F-30 of this Form 10-K.

3. Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1, file no. 333-134108, filed May 15, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Form 8-K filed February 10, 2006).

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

10.4	2005 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.10 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

10.5	Amended 2005 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Post-Effective Amendment No. 1 to Form S-8, file no. 333-130108, filed February 16, 2006).

10.6
Amended and Restated Employment Agreement dated May 12, 2005, between Eagle Broadband, Inc. and David Micek (Incorporated by reference to Exhibit 10.12 of Form S-1/A, file no. 333-127895, filed October 28, 2005).

10.7	Employment Agreement dated April 18, 2006, between Eagle Broadband, Inc. and Brian Morrow (Incorporated by reference to Exhibit 10.25 of Form S-1, file no. 333-134108, filed May 15, 2006).

10.8
Amended and Restated Employment Agreement dated April 27, 2006, between Eagle Broadband, Inc. and Richard Sanger, Jr. (Incorporated by reference to Exhibit 10.16 of Form S-1, file no. 333-134108, filed May 15, 2006).

10.9
Settlement Agreement dated February 15, 2006, between Eagle Broadband, Inc., Link-Two Communications, Inc. and The Tail Wind Fund Ltd. (Incorporated by reference to Exhibit 10.17 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.10
Investment Agreement dated March 20, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.18 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.11
Registration Rights Agreement dated March 20, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.19 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.12
Subscription Agreement dated February 10, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.20 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.13
Debenture Agreement dated March 20, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.21 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.14
Debenture Registration Rights Agreement dated February 10, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.22 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.15
Security Agreement dated February 10, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.23 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.16
Warrant Agreement dated February 10, 2006, between Eagle Broadband, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to Exhibit 10.24 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.17
Employment Resignation Agreement and Release dated January 3, 2006, between Eagle Broadband, Inc. and Eric Blachno (Incorporated by reference to Exhibit 10.14 of Form S-1, file no. 333-132635, filed March 22, 2006).

10.18	Consulting Agreement dated April 1, 2006, between Eagle Broadband, Inc. and Lorne Persons, Jr. (Incorporated by reference to Exhibit 10.18 of Form S-1, file no. 333-136232, filed August 1, 2006).

10.19
Promissory Note dated July 24, 2006, between Eagle Broadband, Inc., Dutchess Private Equities Fund, L.P. and Dutchess Private Equities Fund, II, L.P. (Incorporated by reference to Exhibit 10.19 of Form S-1, file no. 333-136232, filed August 1, 2006).

10.20
Form of Indemnification Agreement dated September 18, 2006, between Eagle Broadband, Inc. and each director of Eagle Broadband, Inc. (Incorporated by reference to Exhibit 10.20 of Form S-3, file no. 333-138344, filed November 1, 2006).

10.21
Restricted Stock Agreement dated September 18, 2006, between Eagle Broadband, Inc. and Brian Morrow (Incorporated by reference to Exhibit 10.21 of Form S-3, file no. 333-138344, filed November 1, 2006).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of Form S-3, file no. 333-138344, filed November 1, 2006).

23.1	Consent of LBB & Associates, Ltd., LLP, (formerly Lopez, Blevins, Bork and Associates, LLP), Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BROADBAND, INC.
(Registrant)

By: /s/ DAVID MICEK
David Micek
President and Chief Executive Officer
Date: November 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID MICEK	Chief Executive Officer and Director	November 17, 2006
David Micek	Principal Executive Officer

/s/ JULIET MARKOVICH	Corporate Controller & Principal Accounting Officer	November 17, 2006
Juliet Markovich	Principal Accounting Officer

/s/ ROBERT BACH	Director	November 17, 2006
Robert Bach

/s/ GLENN GOERKE	Director	November 17, 2006
Glenn Goerke

/s/ LORNE PERSONS, JR.	Director	November 17, 2006
Lorne Persons, Jr.

/s/ C. J. REINHARTSEN	Director	November 17, 2006
C. J. Reinhartsen

/s/ JAMES YARBROUGH	Director	November 17, 2006
James Yarbrough

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eagle Broadband, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Eagle Broadband, Inc. as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years ended August 31, 2006. These financial statements are the responsibility of Eagle Broadband, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Broadband, Inc. as of August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Eagle Broadband, Inc. will continue as a going concern. As discussed in Note 22 to the financial statements, Eagle Broadband, Inc. has negative working capital of $10,613,000 and has incurred losses of $26,933,000 and $57,010,000 during the years ended August 31, 2006 and 2005, respectively. Eagle Broadband, Inc. will require additional working capital to develop its business and until Eagle Broadband, Inc. either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Eagle Broadband Inc.’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note 22. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas

October 26, 2006

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

	(Thousands of dollars) August 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$3,139	$4,020
Cash in restricted account	—	203
Accounts receivable, net	516	1,890
Inventories	734	802
Net investment in direct financing leases	—	525
Assets held for sale	899	298
Prepaid expenses	322	632
Total Current Assets	5,610	8,370

Property and Equipment
Operating equipment	18,691	32,298
Less: accumulated depreciation	(7,347)	(8,994)
Total Property and Equipment	11,344	23,304

Other Assets
Net investment in direct financing leases	—	853
Goodwill	4,095	4,095
Contract rights, net	389	2,921
Customer relationships, net	129	831
Other intangible assets, net	197	859
Other assets	—	680
Total Other Assets	4,810	10,239

Total Assets	$21,764	$41,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,147	$6,640
Stock payable	—	2,008
Accrued expenses	1,929	7,398
Accrued expenses - related party	2,430	2,079
Notes payable & current portion of long term debt	3,990	61
Compound embedded derivative	1,564	—
Deferred revenue	163	623
Total Current Liabilities	16,223	18,809

Long-Term Liabilities
Long-term debt	1,443	—
Compound embedded derivative	2,153	—
Warrant liability	82	—

Total Long-Term Liabilities	3,678	—

Total Liabilities	19,901	18,809

Commitments and Contingent Liabilities	—	—
Shareholders’ Equity
Preferred stock - $0.001 par value 5,000,000 shares authorized, none issued	—	—
Common stock - $0.001 par value, 350,000,000 shares authorized, 12,092,758
and 8,234,608 issued and outstanding at August 31, 2006 and 2005, respectively	12	8
Additional paid in capital	242,900	237,212
Accumulated deficit	(241,049)	(214,116)
Total Shareholders’ Equity	1,863	23,104

Total Liabilities and Shareholders’ Equity	$21,764	$41,913

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Thousands of dollars, except per share amounts) For the years ended August 31,
	2006	2005	2004
Net Sales
Structured wiring	$1,376	$1,343	$678
Broadband services	928	998	1,097
Products	1,484	2,770	6,190
Other	153	131	97
Total Sales	3,941	5,242	8,062

Costs of Goods Sold
Direct labor and related costs	955	1,049	501
Products and integration service	1,433	3,077	5,372
Impairment slow moving & obsolete inventory	107	300	1,300
Structured wiring labor and materials	1,114	1,031	448
Broadband services costs	132	1,165	367
Depreciation and amortization	842	1,158	1,141
Other manufacturing costs	—	—	26
Total Costs of Goods Sold	4,583	7,780	9,155
Gross Profit	(642)	(2,538)	(1,093)

Operating Expenses
Salaries and related costs	3,733	4,675	12,332
Advertising and promotion	160	73	19
Depreciation and amortization	1,248	3,202	3,900
Other support costs	4,601	17,345	13,107
Research and development	830	776	557
Impairment, write-downs & restructuring costs	13,769	28,515	—
Total Operating Expenses	24,341	54,586	29,915

Loss from Continuing Operations	(24,983)	(57,124)	(31,008)

Other Income/(Expenses)
Interest income	27	36	32
Interest expense	(1,172)	(766)	(8,298)
Derivative income	70	—	—
Other income (expense)	(52)	—	—
Gain (loss) on sale of assets	(56)	—	240
Gain (loss) on sale of marketable securities	—	(899)	—
Gain (loss) on extinguishment of debt	(110)	991	—
Total Other Income (Expense)	(1,293)	(638)	(8,026)

Net Loss from Continuing Operations	(26,276)	(57,762)	(39,034)
Income (Loss) from Discontinued Operations (including loss on disposal of $187,000, $16,000 and $0 for 2006, 2005 and 2004, respectively)	(657)	752	29

Net Loss	(26,933)	(57,010)	(39,005)

Other Comprehensive Gain (Loss)
Unrealized holding gain (loss)	—	1,048	(321)
Total Other Comprehensive Gain (Loss)	—	1,048	(321)

Comprehensive Losses	$(26,933)	$(55,962)	$(39,326)

Basic and diluted income (loss) per Common Share:
Loss from Continuing Operations	(2.88)	(8.38)	(7.37)
Income (Loss) from Discontinued Operations	(0.07)	0.11	0.01
Comprehensive loss	(2.95)	(8.12)	(7.42)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED AUGUST 31, 2006, 2005 & 2004

(Shares and dollars in thousands)	Common Stock Shares Value		Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

Shareholders’ Equity at September 1, 2003	4,213	$4	—	$177,160	$(118,101)	$(727)	$58,336

Net Loss	—	—	—	—	(39,005)	—	(39,005)

New Stock Issued
For services and compensation	315	1	—	6,346	—	—	6,347
For retirement of debt and liabilities	1,344	1	—	13,340	—	—	13,341
Stock-based compensation	—	—	—	4,493	—	—	4,493
Beneficial conversion features on
convertible debentures	—	—	—	6,912	—	—	6,912

Unrealized Holding Loss	—	—	—	—	—	(321)	(321)

Shareholders’ Equity at August 31, 2004	5,872	6	—	208,251	(157,106)	(1,048)	50,103

Net Loss	—	—	—	—	(57,010)	—	(57,010)

New Stock Issued
For services and compensation	146	—	—	2,344	—	—	2,344
For retirement of debt and accrued liabilities	790	1	—	13,361	—	—	13,362
Proceeds from sale of common stock, net	1,308	1	—	11,307	—	—	11,308
Proceeds from exercise of options	119	—	—	1,949	—	—	1,949

Unrealized Holding Gain	—	—	—	—	—	1,048	1,048

Shareholders’ Equity at August 31, 2005	8,235	8	—	237,212	(214,116)	—	23,104

Net Loss	—	—	—	—	(26,933)	—	(26,933)

New Stock Issued
For services and compensation	151	—	—	244	—	—	244
For retirement of debt and accrued liabilities	1,060	1	—	957	—	—	958
Proceeds from sale of common stock, net	1,722	2	—	1,593	—	—	1,595
Stock-based compensation	—	—	—	642	—	—	642
Reclassification of stock payable, net	425	—	—	2,008	—	—	2,008
Incentive shares to Dutchess for Note	500	1	—	244	—	—	245

Shareholders’ Equity at August 31, 2006	12,093	$12	—	$242,900	$(241,049)	$—	$1,863

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Thousands of dollars) For the year ended August 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net Loss	$(26,933)	$(57,010)	$(39,005)

Adjustments to Reconcile Net Loss to Net Cash:
Impairment and write-downs	13,876	28,815	1,300
Loss on sale of assets	242	16	611
Interest for beneficial conversion value	—	—	6,912
Loss on sale of marketable securities	—	899	—
Amortization of debt discount	450	—	—
Gain on extinguishment of debt	110	(991)	—
Adjustments to cost of sales	26	—	—
Stock for services and compensation	489	1,776	10,841
Depreciation and amortization	2,123	4,425	5,097
Derivative income	(70)	—	—
Stock issued for interest expense	—	568	108
Stock option expense	642	—	—
Provision (recovery) for bad debt	(366)	568	2,643
Change in Assets and Liabilities:
(Increase)/decrease in accounts receivable	1,740	(988)	(1,750)
(Increase)/decrease in inventories	(39)	(699)	1,496
(Increase)/decrease in other assets	684	(1,003)	—
(Increase)/decrease in prepaid expenses	310	(305)	341
Increase/(decrease) in accounts payable	(493)	2,195	(1,016)
Increase/(decrease) in derivative liability	(1,465)	—	—
Increase/(decrease) in accrued expenses	(543)	7,899	8,929
Total Adjustment	17,716	43,175	35,512
Net Cash Used for Operating Activities	(9,217)	(13,835)	(3,493)

Cash Flows from Investing Activities
Purchase of property and equipment	(286)	(804)	(729)
(Increase)/decrease in restricted cash	203	(203)	—
Increase/(decrease) in deferred costs	—	—	334
Increase/(decrease) in intangible costs	—	(4)	(40)
Proceeds from the sale of marketable securities	—	700	842
Proceeds from sale of assets	234	367	—
(Increase)/decrease in other assets	—	(1)	(452)
Gross equipment purchase for direct financing leases	—	(971)	(1,212)
Principal collections on direct financing leases	385	305	41
Net Cash Provided by (Used in) Investing Activities	536	(611)	(1,216)

Cash Flows from Financing Activities
Payments on notes payable & long term debt	(428)	—	—
Proceeds from note payable & long term debt	6,633	1,149	5,936
Proceeds from sale of common stock, net	1,595	11,309	—
Proceeds from exercise of option	—	1,949	—
Increase in stock payable	—	2,008	—
Net Cash Provided by Financing Activities	7,800	16,415	5,936

Net increase/(decrease) in cash	(881)	1,969	1,227
Cash at the beginning of the year	4,020	2,051	824
Cash at the End of the Year	$3,139	$4,020	$2,051

Supplemental Disclosure of Cash Flow Information
Net cash paid during the year for:
Interest	$122	$70	$1,305
Income taxes	$—	$—	$—

See Note 9-Supplemental Non-Cash Financing and Investing Disclosure and Consolidated Statements of Changes in Shareholders’ Equity.
See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements August 31, 2006

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Eagle Broadband, Inc. (the “company” or “Eagle”), incorporated as a Texas corporation on May 24, 1993, and commenced business in April of 1996. The company’s product offerings include IPTVComplete™, the MediaPro line of standard and high definition IP set-top boxes, IT Services and the SatMAX® satellite communications system that provides civilian government, military, homeland security and corporate customers with non-line-of-sight, satellite voice and data communications.

(A) Consolidation

The consolidated financial statements include the accounts and transactions of the company and its subsidiaries. At August 31, 2006, 2005, and 2004, the company’s consolidated subsidiaries were: Eagle Broadband Services, Inc., EBI Funding Corp., Etoolz, Inc., Atlantic Pacific Communications, Inc., Eagle Wireless International, Inc., Clearworks.net, Inc., Clearworks Communications, Inc., Clearworks Home Systems, Inc., D.S.S. Security, Inc., United Computing Group, Inc., and Link-Two Communications, Inc.

As of August 31, 2006, the company’s active subsidiaries were: Eagle Broadband Services, Inc., and EBI Funding Corp. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., D.S.S. Security, Inc., Atlantic Pacific Communications, and Link-Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above, including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(B) Reverse Stock Split

On May 12, 2006, the company effected a 1-for-35 reverse stock split. In these Notes to the Consolidated Financial Statements, all previously reported stock information has been adjusted to reflect the effect of the reverse stock split.

(C) Discontinued Operations

In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the disposed assets and the losses related to the sale of the security monitoring business component have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. See Note 21 “Discontinued Operations and Exit Activities”.

(D) Use of Estimates

The preparation of financial statements in conjunction with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Valuation reserves for inventory, accounts receivable, sales returns, deferred tax assets and projections of undiscounted future cash flows used to evaluate the recoverability of long-lived asset carrying values are significant examples of the use of such estimates.  Actual results could differ from those estimates.

(E) Cash and Cash Equivalents

The company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of bank overnight investments. The company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

The company had $3,139,000 and $4,020,000 of cash and cash equivalents at August 31, 2006 and August 31, 2005, respectively. Cash equivalents consisted of bank overnight investments of $2,400,000 at August 31, 2006.

In conjunction with the company’s agreement with a third-party provider, the company had an irrevocable Letter of Credit secured with restricted cash of $203,000 as of August 31, 2005. In accordance with the agreement, for the year ended August 31, 2006, the third-party secured the funds in the restricted cash account resulting in a $0 balance in restricted cash as of August 31, 2006.

(F) Allowance Method Used to Record Bad Debts

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

(G) Property and Equipment

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

(H) Impairment of Long-Lived Assets

The company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. During the years ended August 31, 2006, 2005 and 2004, the company recorded impairment losses of $10,341,262, $4,279,000 and $0, respectively, related to tangible long-lived assets.

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

(I) Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

	August 31,
	2006	2005
Raw Materials	$288	$126
Work in Process	169	676
Finished Goods	277	—
	$734	$802

In the year ended August 31, 2006 and 2005, the company had an impairment charges for obsolete inventory of $107,000 and $300,000, respectively.

(J) Revenue Recognition

The company’s revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy.

Eagle accounts for arrangements that contain multiple elements in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, Eagle allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, Eagle allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

Deferred Revenues

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates. Deferred revenues are included on the balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed, which is over the course of the next fiscal year.

Eagle Broadband, Inc.

Eagle designs, manufactures and markets various hardware, software and systems, along with other equipment used in the delivery of broadband, video entertainment and communications services. Revenues from these products are recognized when the product is shipped. Eagle Broadband Inc.’s international product revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 18-Industry Segments.

The company designs, manufactures and markets a complete line of MediaPro IP set-top boxes. Eagle recognizes revenue when set-top boxes are shipped to the customer. The company’s set-top box revenues are reported under the category “Products” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 19-Industry Segments. Revenue from software consists of software licensing. There is no post-contract customer support. Software revenue is allocated to the license using vendor specific objective evidence of fair value (“VSOE”) or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, Eagle allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Eagle recognizes revenue allocated to software licenses at the inception of the license.

The company engages independent agents, resellers and distributors for sales principally in foreign countries and certain geographic regions in the United States. Under the terms of these agreements, these third parties provide the company with sales leads. The transactions from these third parties are subject to Eagle’s approval prior to sale. In certain circumstances, the sales agent or reseller/distributor receives commissions based on the amount of the sales invoice from the companies to the customer. The sale is recognized at the time of shipment to the customer. These transactions are not a significant portion of total sales in any of the periods presented. Eagle’s Broadband, Inc., revenues are reported under the category “Products” on the company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “Eagle” within Note 18-Industry Segments.

The company sells and installs structured wiring, audio and visual components to commercial, industrial and government clients. Eagle recognizes revenue and the related costs in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Eagle limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges. Revenue is derived from the billing of structured wiring to commercial, industrial and government agencies. For consistency with prior period reporting, Eagle’s residential structured wiring revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 18-Industry Segments.

Eagle Broadband Services, Inc.

Eagle Broadband Services, Inc. provides bundled digital services to business and residential customers, primarily in the Texas market. Revenue is derived from fees charged for the delivery of bundled digital services, which includes Internet, security monitoring and cable services. This subsidiary recognizes revenue and the related costs at the time the services are rendered. Installation fees are recognized upon completion and acceptance. The revenues are reported under the category “Broadband Services” on the company’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “EBS/DSS” within Note 18-Industry Segments.

Eagle Broadband Services, Inc. provides project planning, installation, project management, testing and documentation of fiber and cable to commercial and industrial clients throughout the United States. The revenue from the fiber and cable installation and services is recognized upon percentage of completion of the project. Most projects are completed in less than one month, therefore, matching revenue and expense in the period incurred. Service, training and extended warranty contract revenues are recognized as services are completed. For consistency with prior period reporting, Eagle’s communications services revenues are reported under the category “Structured Wiring” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “APC/HSI” within Note 18-Industry Segments.

Eagle Broadband Services, Inc. provides business-to-business hardware and software network solutions and network monitoring services. The revenue from the hardware and software sales is recognized at the time of shipment. The monitoring services recognition policy is to record revenue on completion. For consistency with prior period reporting, Eagle’s technology services product revenues are reported under the category “Products” while the services components are reported under the category “Other” on Eagle’s Consolidated Statements of Operations included as page F-4 of this report and also under the category “UCG” within Note 18-Industry Segments.

D.S.S. Security, Inc. (d/b/a Eagle Broadband Security) (See Note 21)

D.S.S. Security, Inc. provided security monitoring services to residential and commercial customers, purchased, resold, bundled and sold contracts from its own portfolio to independent third-party companies. Security monitoring customers were billed three months in advance of service usage. The revenues were deferred at the time of billing and ratably recognized over the prepayment period as service was provided. Installation fees were recognized upon completion and acceptance. Revenues from the sale of security monitoring contracts, both purchased and owned, were recognized upon contract execution except for reserves, hold backs or retentions, which were deferred until the contract provisions are fulfilled. During the current fiscal year, Eagle exited residential security monitoring. The results of operations for this segment have been classified as discontinued operations for all periods presented in the accompanying consolidated statement of operations.

(K) Research and Development Costs

Research and development expenditures are generally charged to operations as incurred. The company performed research and development activities for internal projects related to its SatMAX non-line-of-sight communications system, IP set-top boxes and its multimedia entertainment centers. Research and development costs of $830,000, $776,000, and $557,000, were expensed for the years ended August 31, 2006, 2005, and 2004, respectively.

(L) Interest Expense

The company capitalizes interest cost incurred for funds used to construct capital assets. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest expense capitalized was $5,050 for the year ended August 31, 2006.

(M) Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

(N) Net Earnings per Common Share

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

	2006	2005	2004
Weighted Average Number of Common Shares Outstanding Including:
Basic Common Stock Equivalents	9,125	6,892	5,287
Fully Diluted Common Stock Equivalents	9,125	6,892	5,287

(O) Impairment of Other Intangible Assets

Our other intangible assets primarily include contract rights, customer relationships and other intangibles of licenses and permits and other acquired contracts. These intangible assets include the company rights to deliver bundled digital services such as, Internet, telephone, cable television and security monitoring services to residential and business users. The company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed impaired, the asset’s recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair market value: (i) quoted market prices in active markets, (ii) an estimate based on prices of similar assets, and (iii) an estimate based on valuation techniques. For the years ended August 31, 2006 and 2005, the company recorded impairment losses of $3,427,830 and $23,912,668, respectively, related to intangible assets. (See Note 6)

(P) Impairment of Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. Under current accounting pronouncement, the company is required to annually assess the carrying value of goodwill associated with each of its distinct business units that comprise its business segments of the company to determine if impairment in value has occurred. (See Note 6.)

(Q) Advertising Costs

Advertising costs are expensed when incurred. For the years ended August 31, 2006, 2005, and 2004, the company expensed $73,000, $80,000, and $29,000, respectively.

(R) Deferred Syndication Costs

Deferred syndication costs consist of those expenditures incurred that are directly attributable to fundraising and the collection thereto. Upon successful collection of the funds, all expenses incurred will be reclassified to additional paid in capital and treated as syndication costs; netted against the funds raised.

(S) Warrants

The company accounts for warrants in accordance with FASB Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  At the date of issuance, a fair value is ascribed to the warrants based on a valuation using the Black-Scholes model.  The value of warrants outstanding at the end of each fiscal quarter is marked to market based on a valuation using the Black-Scholes model.  The change in the value of warrants from the previous reporting period is recognized as a component of interest expense.

(T) Use of Estimates

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

(U) Fair Value of Financial Instruments

Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.

(V) Marketable Securities

The company adopted the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 130, “Accounting for Other Comprehensive Income.” The company had securities available for sale that included shares of common stock and bonds.

(W) Other Comprehensive Gain (Loss)

The company accounts for unrealized holding gains and losses in accordance with SFAS No. 130, “Other Comprehensive Income.” This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available for sale. As stated, any unrealized holding gains or losses affiliated with these securities are carried below net income under the caption “Other Comprehensive Income.” For the fiscal years ended August 31, 2006, 2005 and 2004, other comprehensive gain (loss) was $0, $1,048,000 and $(321,000), respectively.

(X) Reclassification

The company has reclassified certain assets, costs and expenses for the years ended August 31, 2006, 2005, and 2004, to facilitate comparisons. These reclassifications have no effect on net loss.

(Y) Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The company is currently assessing the impact that SFAS No. 157 will have on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Currently, there would be no effect of this interpretation on the company’s financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140. SFAS 155 permits hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation to be carried at fair value, with changes in fair value recognized in earnings. The election can be made on an instrument-by-instrument basis. In addition, SFAS 155 provides that beneficial interests in securitized financial assets be analyzed to determine if they are freestanding or contain an embedded derivative. SFAS 155 applies to all financial instruments acquired, issued or subject to a re-measurement event after adoption of SFAS 155. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The company has adopted the provisions of SFAS 155 for the fiscal year ending August 31, 2006.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The company does not believe the adoption of SFAS 156 will have a significant effect on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim. Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the company's financial condition or operations in the foreseeable future.

(Z) Product Warranties

The financial statements include a product warranty reserve of $75,000 and $0 as of August 31, 2006 and 2005, respectively. It is based on estimates of future costs associated with fulfilling the warranty obligation. The estimates are derived from historical cost experience. The company warrants its products against defects in design, materials and workmanship generally for six months to a year. Other warranties from our vendors which are incorporated in our products are passed on to the customer at the completion of the sale. Provision for estimated warranty costs is made in the period in which such costs become probable.

(AA) Beneficial Conversion Values

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

(BB) Direct Financing Leases

Income from direct financing lease transactions is reported using the financing method of accounting, in which the company investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding. All of our financing leases are for products related to the multi media industry. The term of our leases is typically 48 months and open ended leases, meaning that potential residual risk, or the difference between the fair market value of the equipment and the amount owed to us, lies with the customer. Subsequent to year end, the company sold its leases to a third party. (See Note 23 - Subsequent Events)

(CC) Derivative Financial Instruments

The company accounts for all derivative financial instruments in accordance with SFAS No. 133 and SFAS No. 155. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value.

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

(DD) Stock-Based Compensation

Effective September 1, 2005, the company elected to account for stock-based compensation using a fair value based method in accordance with SFAS123r. The fair values are determined using a Black-Scholes option-pricing model.

NOTE 2 - Related Party Transactions

H. Dean Cubley, a former director of the company, is the holder of a promissory note with a remaining principal amount of $1,924,000. The note is allegedly in default and the company is accruing interest under the terms of the original agreement. The note was issued upon the modification of outstanding options for 57,143 common shares and reflects a guaranteed compensation of the modified options equivalent to $61.25 less the option strike price. Interest payable of $489,826 and $154,922 has been accrued as of August 31, 2006 and 2005, respectively. In August 2006, Mr. Cubley filed a lawsuit against the company for non-payment of the note. (See Note 14 - Legal Proceedings.) The note payable and accrued interest are classified in the Balance Sheet as Accrued Expenses - Related Party.

Mr. Cubley is Chairman of the Board of Directors for ERF Wireless, Inc. ERF Wireless acted as a third-party construction subcontractor for Eagle for the year ended August 31, 2006. Purchases totaled $131,000 for the year ended August 31, 2006.

In April 2006, the company entered into a Consulting Agreement with Lorne Persons, Jr., a member of the company’s Board of Directors, pursuant to which Mr. Persons directs the sales and marketing efforts for the company’s SatMAX® product line. For these consulting services, Mr. Persons is paid $14,500 per quarter, which is paid in company common stock, unless the company and Mr. Persons agree otherwise.

In June 2006, the company entered into a short term promissory note agreement with a brother of one of the directors. The note was for $250,000 at an annual interest rate of 25%. The note was paid in full on September 2, 2006. (See Note 23 - Subsequent Events).

During the current fiscal year, certain members of the Board of Directors agreed to take restricted stock in lieu of cash for a portion of their director fees. In March 2006, Messrs. Bach, Goerke, Reinhartsen and Yarbrough entered into Restricted Stock Agreements with the company and received restricted stock in lieu of fees payable in the amounts of $3,750, $4,875, $18,125 and $5,000, respectively. In June 2006, Messrs. Bach and Reinhartsen entered into Restricted Stock Agreements with the company and received restricted stock in lieu of fees payable in the amounts of $3,750 and $8,125, respectively.

In June 2005, the company entered into note exchange agreements with Jonathan Hayden, Billie Mize, John Nagel and David Weisman in which the company issued 227,260 shares of its common stock to fully satisfy the company’s outstanding guarantee obligations in the amount of $2,086,251, and any remaining obligations under the promissory notes. The note exchange agreements also fully satisfy the company’s contingent guarantee obligation with respect to unexercised options held by Mr. Hayden and Mr. Nagel.

NOTE 3 - Accounts Receivable

Accounts receivable consist of the following (in thousands):

	Year Ended August 31,
	2006	2005
Accounts receivable	$668	$4,578
Allowance for doubtful accounts	(152)	(2,688)
Accounts receivable, net	$516	$1,890

Allowance for doubtful accounts percentage of accounts receivable	23%	59%

NOTE 4 - Property, Plant and Equipment and Intangible Assets

Components of property, plant and equipment are as follows (in thousands):

	Year Ended August 31,
	2006	2005
Automobile	$123	$123
Headend facility and fiber infrastructure	10,743	24,154
Furniture and fixtures	520	520
Leasehold improvements	183	183
Office equipment	1,042	1,027
Manufacturing and operating equipment	6,080	6,291
Total property, plant and equipment	$18,691	$32,298
Less accumulated depreciation	(7,347)	(8,994)
Net property, plant and equipment	$11,344	23,304

Eagle expenses repairs and maintenance against income as incurred, whereas major improvements are capitalized. Eagle defines major improvements as those assets acquired that extend the life of the underlying base asset, while defining other improvements that do not extend the life as repairs and maintenance. Eagle expensed repairs and maintenance of $79,000, $65,000 and $43,000 for the years ended August 31, 2006, 2005 and 2004, respectively.

Eagle’s super-headend facility and fiber infrastructure consist primarily of digital computing and telecommunications equipment that comprise the company’s main headend facility at its headquarters, wireless headend equipment, a digital headend facility and a fiber backbone in the master planned communities in which it operates and a fiber ring connecting the various master planned communities in the Houston area.

In August 2006, the company began building a super-headend facility in Miami, Florida, and capitalized expenses of $269,000 related to the facility. The company will begin depreciating these assets when they are operational which is anticipated to occur during the first quarter of the upcoming fiscal year.

Components of intangible assets are as follows (in thousands):

	Year Ended August 31,
	2006	2005
Goodwill	$4,095	$4,095

Contract Rights	$9,603	$11,847
Accumulated amortization	(9,214)	(8,926)
	$389	$2,921

Customer Relationships	$2,447	$3,067
Accumulated amortization	(2,318)	(2,236)
	$129	$831

Other intangible assets	$3,374	$3,937
Accumulated amortization	(3,177)	(3,078)
	$197	$859

Total intangible assets	$19,519	$22,946
Total accumulated amortization	(14,709)	(14,240)
Net of amortization	$4,810	$8,706

NOTE 5 - Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable. The company’s market capitalization as of year ended August 31, 2006 has been below its shareholder equity which indicated the need to test for recoverability. The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business. Utilizing a fair value standard as set forth in SFAS 144, as of August 31, 2006, management determined an impairment of $10,341,262 existed for certain Houston-area communities where broadband infrastructure had been installed.

The company’s market capitalization as of year ended August 31, 2005 was below its shareholder equity which indicated the need to test for recoverability. The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets. Eagle has intangible assets related to goodwill, contracts, customers, and subscribers. For the year ended August 31, 2006, the company determined there had been erosion of contracts, customers, and subscribers acquired in the January 2001 merger of Clearworks.net, Inc.

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

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2006, management determined an impairment charge of $3,427,830 existed for the intangible assets of contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2005, management determined an impairment charge of $23,912,668 existed for the intangible assets of contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

Eagle assessed the fair value of goodwill as of August 31, 2006 and 2005 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value. Eagle assessed the fair value of the intangible assets as of August 31, 2004 and concluded that the goodwill and other intangible assets valuations remain at an amount greater than the current carrying and other intangible assets value.

NOTE 7 - Assets Held for Sale

During the fourth quarter of the current fiscal year, the company decided to sell its direct financing leases to a third party. Subsequent to year end, the leases were sold. (See Note 23 - Subsequent Events.) The company determined the fair value of these assets was $899,000 as of August 31, 2006, and recorded a loss on sale of assets of $94,000 to adjust the leases to their fair value as of August 31, 2006. The leases are classified as Assets Held for Sale on the Consolidated Balance Sheets as of August 31, 2006. For the year ended August 31, 2005, these leases were classified on the Consolidated Balance Sheets as Net Investments in Direct Financing Leases - Current & Long Term Assets. The results of operations for the leases are reported under the industry segment of Eagle.

During the year ended August 31, 2005, the company entered into an agreement to repurchase security contracts for $1,003,316. Under the terms of the agreement, $985,000 of the $1,003,316 was offset against a receivable the company had from the seller. These contracts were classified as Assets Held for Sale on the Consolidated Balance Sheets as of August 31, 2005. The company resold approximately 63% of the contracts during the fourth quarter of 2005 and recognized a loss on sale of assets of $15,735 as of August 31, 2005. The company determined the fair value of the contracts as of August 31, 2005 was $298,000 and recorded an impairment charge of $322,792 to record the contracts at fair value as of August 31, 2005. The company sold these contracts at a loss of $104,000 during the current fiscal year. The loss is reflected in discontinued operations.

NOTE 8 - Notes Payable and Long Term Debt

At August 31, 2006, current and long-term debt totaled $ 9,232,000. Of this total, $5,554,000 matures within one year. The amounts of long term debt maturing after August 31, 2007 are: 2008 - $3,678,000, 2009 - $0, 2010 - $0, 2011 - $0 and 2012 - $0.

The following table lists the company’s note obligations as of August 31, 2006, and August 31, 2005 (in thousands):

	Annual Interest Rate	Due Date	August 31, 2006	August 31, 2005
Notes Payable & Long-Term Debt:
Dutchess Convertible Note and Warrant, net of discount of $334,593	12%	May 2007	$480	$—
Dutchess Promissory Note, net of discount of $4,288,389		July 2008	3,835	—
Tail Wind Non-Convertible Promissory Note and Convertibles Notes, net of discount of $149,618	0%	March 2008	4,625	—
Note with Related Party	25%	August 2006	200	—
Notes Payable	Various	Various	92	61
Total Debt			$9,232	$61
Less current maturities			(5,554)	(61)
Total long-term debt			$3,678	—

The convertible notes and warrants issued during the second quarter of 2006 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

DUTCHESS CONVERTIBLE NOTE

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

The convertible note was determined to include free standing warrants and various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the company’s optional early redemption right and cash payment penalty (compound embedded derivative liability). At the date of issuance (February 10, 2006) the convertible note, warrant liabilities and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the Convertible Note. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The company uses the effective interest method to record interest expense and related debt accretion which will be $333,594 for fiscal year 2007.

The following table summarizes the fair market value of the derivative instruments and convertible debt activity for Dutchess for the period February 10, 2006 to August 31, 2006:

Description	Note Payable	Warrant Liabilities	Compound Derivative Liability	Total
Fair value issuance at inception	$—	$281,492	$524,438	$805,930
Change in fair value Feb 10, 2006 to Aug 31, 2006	488,907	(199,731)	(329,118)	(39,942)
Conversions and payments Feb 10, 2006 to Aug 31, 2006	(286,028)	—	—	(286,028)
Fair value at August 31, 2006	$202,879	$81,761	$195,320	$479,960

For the year ended August 31, 2006, the company recorded derivative income of $390,839, interest expense of $289,182 and a loss on the retirement of debt of $110,845. Interest expense included the excess discount to the convertible note at inception of $55,930. The company issued 6,500 shares of common stock on May 22, 2006, to convert $20,415 of the principal amount due under the convertible debenture with Dutchess.

DUTCHESS PROMISSORY NOTE

On July 24, 2006, the company entered into a promissory note agreement with Dutchess Private Equities Fund, L.P., pursuant to which the company sold a $5,500,000, 12% promissory note due July 24, 2008. The company issued 500,000 shares of unregistered restricted common stock to Dutchess as an incentive for the investment.

The note bears interest at 12%, provides for monthly interest and principal payments of $250,000 beginning October 31, 2006, and matures on July 24, 2008. If any portion of the face amount of the note remains unpaid upon maturity, Dutchess has the right to increase such amount by five percent (5%) as an initial penalty and an additional two percent (2%) per month paid, pro rata for partial periods, compounded daily, as liquidated damages. In the event of default, Dutchess may either (i) convert the note to a three-year convertible debenture or (ii) accelerate the payments due under the note. The note is secured by all of the assets of the company, excluding a certain lease agreement we have with a third party. As additional collateral, Dutchess has the right to execute puts under the company’s equity line of credit and apply the proceeds therefrom to payments due under the note.

The promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the company’s optional early redemption right and cash payment penalty (compound embedded derivative liability). At the date of issuance (July 24, 2006) the promissory note and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the promissory note. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The company uses the effective interest method to record interest expense and related debt accretion which will be $1,956,854 and $2,331,535 for fiscal years 2007 and 2008, respectively.

Description	Note Payable	Compound Derivative Liability	Total
Fair value issuance at inception	$1,038,402	$3,011,598	$4,050,000
Change in fair value Jul 24, 2006 to Aug 31, 2006	173,209	(387,736)	(214,527)
Fair value at May 31, 2006	$1,211,611	$2,623,862	$3,835,473

For the year ended August 31, 2006, the company recorded derivative income of $387,736 and interest expense of $173,209 for the Dutchess Promissory Note.

TAIL WIND NOTES

On February 15, 2006, the company entered into a Settlement Agreement with The Tail Wind Fund Ltd., pursuant to which the company made a cash payment of $100,000, issued two convertible notes in the aggregate amount of $2,750,000, issued a $400,000 non-convertible promissory note and entered into a stock payment obligation of $1,750,000.

To satisfy the $1,750,000 stock payment obligation, the company issued 627,240 shares of common stock on May 18, 2006. The Settlement Agreement provides that if the closing price of our common stock on the date the stock was issued is greater than the closing price on the date the registration statement registering such shares is declared effective, then a price reduction amount will be added to the original principal amount of one of the convertible notes. The registration statement was declared effective on June 28, 2006, and the price reduction amount increased the convertible note by $1,041,219, with a corresponding decrease to Additional Paid in Capital.

The company issued 48,914 shares of common stock on August 11, 2006 to convert $31,218 of the principal amount due under the convertible notes with Tail Wind. The company issued 376,854 shares of common stock on August 29, 2006 to convert $200,000 of the principal amount due under the convertible notes with Tail Wind.

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

The convertible notes were determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the registration rights (compound embedded derivative liability). At the date of issuance (February 15, 2006) the convertible notes and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the convertible notes. The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement. The company uses the effective interest method to record interest expense and related debt accretion which will be $98,697 and $50,921 for fiscal years 2007 and 2008, respectively.

The following table summarizes the fair market value of the derivative instruments and convertible debt activity for Tail Wind Convertible Notes for the period February 15, 2006 to August 31, 2006:

Description	Tail Wind Note	Compound Derivative Liability	Total
Fair value issuance at inception	$4,698,629	$201,371	$4,900,000
Change in fair value Feb 10, 2006 to Aug 31, 2006	51,753	696,900	748,653
Issuance of shares for notes	(1,750,000)	—	(1,750,000)
Price reduction liability	1,041,219	—	1,041,219
Conversions	(231,218)	—	(231,218)
Payments Feb 10, 2006 to Aug 31, 2006	(83,333)	—	(83,333)
Fair value at August 31, 2006	$3,727,050	$898,271	$4,625,321

For the year ended August 31, 2006, the company recorded derivative expense of $708,862, interest expense of $43,940 and a gain on retirement of debt of $800.

NOTE 9 - Supplemental Non-Cash Financing and Investing Disclosures

Non-Cash Settlements	For the years ended August 31,
($ in thousands)	2006	2005	2004
Stock issued for retirement of debt and accrued liabilities	$958	$13,362	$13,341
Stock Payable	2,008	—	—
Conversion of accrued liabilities to debt	4,900	—	—
Total Non-Cash Settlements	$7,866	$13,362	$13,341

During the year ended August 31, 2006, the company converted accrued liabilities of $4,900,000 to current and long-term debt for the Tail Wind Settlement. (See Note 8 - Notes Payable and Long Term Debt.) During this same period stock payable of $2,008,215 was relieved to issue 425,000 shares sold to investors in August 2005.

During the years ended August 31, 2006, 2005 and 2004, the company issued stock in lieu of cash as payment for debt and accrued liabilities totaling $958,000, $13,362,000 and $13,341,000, respectively.

NOTE 10 - Securities Available for Sale

The company follows the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 130, “Accounting for Other Comprehensive Income.” As of August 31, 2006 and 2005, the company had no marketable equity securities. The company recognized a loss of $899,347 on the sale of these securities for the year ended August 31, 2005.

NOTE 11 - Income Taxes

The company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year’s provision.

The effective tax rate for the company is reconcilable to statutory tax rates as follows:

	Year Ended August 31,
	2006	2005	2004
U.S. Federal statutory tax rate	34%	34%	34%
U.S. valuation difference	(34%)	(34%)	(34%)
Effective U.S. tax rate	0%	0%	0%
Foreign tax valuation	0%	0%	0%
Effective tax rate	0%	0%	0%

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from continuing operations as a result of the following (in thousands):

	Year Ended August 31,
	2006	2005	2004
Computed expected tax benefit	$(9,142)	$(19,360)	$(13,262)
Increase in valuation allowance	9,142	19,360	13,262
Income tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2006, and August 31, 2005, are presented below (in thousands) and include the balances of the merged company ClearWorks.net., Inc.

	Year Ended August 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$(79,988)	$(70,846)
Less valuation allowance	79,988	70,846
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets of August 31, 2006, and August 31, 2005, was $79,988,000 and $70,846,000, respectively. As of August 31, 2006, the company has a net operating loss carry-forward of $205,273,000, which is available to offset future federal taxable income, if any, with expirations from 2022 to 2024.

NOTE 12 - Stock Options and Warrants

In June 2005, the Board of Directors adopted, and the company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the company’s common stock have been reserved for issuance. In February 2006, the Executive Committee of the Board of Directors of the company voted to amend the Plan to reduce the shares available for issuance under the Plan from 30,000,000 to 20,000,000. On May 12, the company effected a 1-for-35 reverse stock split, which reduced the number of shares available for issuance under the Plan to 571,429. As of August 31, 2006, 13,295 shares have been issued under the Plan, and options issued under the Plan covering 322,551 shares were outstanding, of which 194,331 were exercisable.

DUTCHESS WARRANTS

On February 10, 2006, the company entered into a five-year warrant agreement (the “Warrant”) with Dutchess Private Equities Fund, L.P., granting Dutchess the right to purchase up to 78,333 shares (see Note 1) of the company’s common stock at an exercise price of $3.15 per share, subject to a reset provision whereby the exercise price would be adjusted downward in the event the company issues its common stock to others at a price below $3.15 per share. This reset provision represents an embedded derivative, which has not been bifurcated from the host warrant contract (as both are derivatives) and has a derivative liability at its fair value at date of inception utilizing the Black-Scholes method with a probability weighted exercise price. This fair value model comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the warrant, such as risk free interest rate, expected volatility, and likelihood of reset events. The assumptions used at February 10, 2006 were a risk-free interest rate of 4.59%, volatility of 85%, expected term of 5 years, dividend yield of 0.00% and a probability weighted exercise price of $0.086 (pre-reverse split). The common stock warrant and the embedded warrant price reset provision were initially fair valued at $281,492 at February 10, 2006. At inception, the amount of the value assigned was applied as a discount to the notional amount of the Convertible Note. The assumptions used at August 31, 2006 were a risk-free interest rate of 4.70%, volatility of 120%, expected term of 4.45 years, dividend yield of 0.00% and a probability weighted exercise price of $0.030. See Note 8 for valuation and marked-to-market activity.

For the fiscal years ended August 31, 2005 and 2004, the company had elected to follow APB 25, “Accounting for Stock Issued to Employees.” Accordingly, since employee stock options are granted at market price on the date of grant, no compensation expense is recognized. However, SFAS 123 requires presentation of pro forma net income and earnings per share as if the company had accounted for its employee stock options granted under the fair value method of that statement. The weighted average fair value of the individual options issued and granted during the year ended August 31, 2005 is estimated as $14.35 (post reverse split) on the date of grant. Management estimates the average fair value for options granted during fiscal 2005 to be comparable to those granted in fiscal 2004. The impact on net loss is minimal; therefore, the pro forma disclosure requirements prescribed by SFAS 123 are not significant to the company. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended August 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Volatility	90%	83%	91%
Risk-free interest rate	3.5%	3.5%	4.0%
Expected life	5	5	5

The pro forma effect on net loss as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended August 31, 2005 and 2004:

	2005	2004
Net loss, as reported	$(57,010)	$(39,005)
Add: Stock-based employee compensation included in reported net earnings/(loss), net of related tax effects	18	—
Less: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,007)	(9)
Pro forma net earnings/(loss)	$(58,999)	$(39,014)

Net loss per share:
As reported	$(8.27)	$(7.38)
Pro forma	$(8.27)	$(7.38)

Diluted net loss per share:
As reported	$(8.27)	$(7.38)
Pro forma	$(8.27)	$(7.38)

Option and warrant activity was as follows for the year ended August 31, 2006:

	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	384,428	$29.19
Granted	259,163	4.60
Assumed through acquisitions	—	—
Exercised	—	—
Forfeited/cancelled	(169,551)	14.13
Outstanding at end of year	474,040	$20.95
Exercisable at year end	345,820	$25.30

Information about options and warrants outstanding was as follows at August 31, 2006:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.9765 - $5.775	158,098	3.69	$ 3.42	154,913	$ 3.38
$6.65 - $9.45	222,750	3.28	$ 6.92	111,838	$ 7.09
$14.00 - $45.85	70,335	2.43	$ 26.32	56,212	$ 25.49
$262.50	22,857	1.65	$262.50	22,857	$262.50
	474,040	3.21	$ 20.95	345,820	$ 25.30

NOTE 13 - Concentrations

For the years ended August 31, 2006, 2005 and 2004, substantially all of the company’s business activities have remained within the United States and have been extended to the wireless infrastructure, fiber, cabling, computer services and broadband industries. Approximately 74% of the company’s revenues and receivables were generated in the state of Texas, with the remaining 26% spread relatively evenly over the rest of the nation for the year ended August 31, 2006. Approximately 21% of the company’s revenues and receivables were generated in the state of Texas, with the remaining 79% spread relatively evenly over the rest of the nation during the year ended August 31, 2005. Approximately 83% of the company’s revenues and receivables were generated in the state of Texas, with the remaining 17% spread relatively evenly over the rest of the nation for the year ended August 31, 2004. Through the normal course of business, the company generally does not require its customers to post any collateral.

NOTE 14 - Commitments and Contingent Liabilities

Leases

For the years ended August 31, 2006, 2005 and 2004, rental expenses of approximately $326,000, $418,000 and $507,000, respectively, were incurred.

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

Year Ended August 31,	Amount
2007	$306,180
2008	325,316
2009	243,987
Total	$875,483

Legal Proceedings

In August 2006, Eagle became a defendant in H. Dean Cubley vs. Eagle Broadband, Inc. Mr. Cubley, a former director of the company, filed a lawsuit against the company seeking to enforce a promissory note entered into by the company in December 2003, in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company. The lawsuit seeks recovery of the principal balance of approximately $1.9 million plus $541,000 in interest. The company has asserted defenses, including a defense that the execution of the promissory note by the company was induced by misrepresentations. The company believes Mr. Cubley’s claims are without merit and intends to vigorously defend the lawsuit. The company has accrued $2.4 million in connection with this claim. (See Note 2 - Related Party Transactions.)

In May 2006, Eagle filed a demand for arbitration before JAMS in Los Angeles, California, in connection with an agreement between the company and GlobeCast North America Incorporated. The company is seeking an arbitral award declaring that either (i) both parties are excused from performance due to the existence of a force majeure event or (ii) the company is excused from performance due to GlobeCast’s prior breach of the agreement. GlobeCast denies that the agreement was unenforceable, that Eagle’s alleged failure to perform is excused and that there was a failure of any of the conditions precedent under the agreement. GlobeCast also asserts that Eagle owes GlobeCast at least $250,000 for Eagle’s alleged failure to pay GlobeCast in accordance with the agreement, and, in the alternative, owes GlobeCast at least $1.5 million under a claim for restitution. The company believes that its claims are meritorious and intends to vigorously pursue them, and that GlobeCast’s claims lack merit and intends to vigorously defend itself against them. The company has accrued $250,000 in connection with this lawsuit.

In September 2005, the State of Texas filed a lawsuit against United Computing Group, Inc., and H. Dean Cubley, individually, for unpaid sales and use tax, interest and penalties in the amount of $568,637 for the time period of March 1998 through December 2001. The company has accrued $560,000 in connection with this lawsuit.

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey. The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation. Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture. In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding. Cornell claims damages of approximately $1.3 million. Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million. In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims. The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation. The company has accrued $750,000 in settlement expense against this lawsuit.

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

NOTE 15 - Earnings per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	For the years ended August 31,
	2006			2005			2004
	Net Income/(Loss)	Shares	Per Share	Net Income/(Loss)	Shares	Per Share	Net Income/(Loss)	Shares	Per Share
Continuing Operations:		(1)			(1)			(1)
Basic EPS
Income available to common shareholders	$(26,276)	9,125	$(2.88)	$(57,762)	6,892	$(8.38)	$(39,034)	5,287	$(7.38)
Effective of dilutive securities	—	—	—	—	—	—	—	—	—
Diluted EPS	$(26,276)	9,125	$(2.88)	$(57,762)	6,892	$(8.38)	$(39,034)	5,287	$(7.38)

Discontinued Operations:
Basic EPS
Income available to common shareholders	$(657)	9,125	$(0.07)	$752	6,892	$0.11	$29	5,287	$0.01
Effective of dilutive securities	—	—	—	—	—	—	—	—	—
Diluted EPS	$(657)	9,125	$(0.07)	$752	6,892	$0.11	$29	5,287	$0.01

Total:
Basic EPS
Income available to common shareholders	$(26,933)	9,125	$(2.95)	$(57,010)	6,892	$(8.27)	$(39,005)	5,287	$(7.37)
Effective of dilutive securities	—	—	—	—	—	—	—	—	—
Diluted EPS	$(26,933)	9,125	$(2.95)	$(57,010)	6,892	$(8.27)	$(39,005)	5,287	$(7.37)

(1) The number of shares and per share amounts have been restated to reflect the impact of the May 12, 2006 one-for-thirty five reverse stock split.

For the years ended August 31, 2006, 2005 and 2004, dilutive securities existed. The effect of the dilutive securities for the year ended August 31, 2006, would have been 7,054,710 shares of common stock issued assuming all debt instruments were converted and all options and warrants were exercised.

NOTE 16 - Retirement Plans

During October 1997, the company initiated a 401(k) plan for its employees, funded through the contributions of its participants. Prior to March 2003, the company matched the participant’s contribution up to 3% of their salary. Subsequent to March 2003, the plan was amended and the company match became elective. For the years ended August 31, 2006, 2005 and 2004, employee contributions were approximately $124,000, $117,000 and $109,000, respectively. The company matched $0 for these periods.

NOTE 17 - Major Customer

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable. The company controls credit risk associated with its receivables through credit checks and approvals, credit limits, and monitoring procedures. Generally, the company requires no collateral from its customers. Two customers comprise 34% and 13%, respectively, of outstanding accounts receivable at August 31, 2006.

The company had gross revenues of $3,941,000 and $5,242,000 for the years ended August 31, 2006 and 2005, respectively. The fiscal year ended August 31, 2006, included $857,000, or 22% of the fiscal year total sales, for product sold to a major customer. During the same period, the company provided broadband services of $580,000, or 15% of total sales, to a major customer.

The fiscal year ended August 31, 2005, included product sales of $1,957,000, or 37% of sales, to a major customer.

NOTE 18 - Industry Segments

This summary reflects the company’s current and past operating segments, as described below. All have discontinued operations except Eagle Broadband, Inc. and Eagle Broadband Services, Inc.

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

D.S.S. Security, Inc. (DSS) was a security monitoring company. (Has discontinued operations.)

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

For the year ended August 31, 2006

	APC/HIS	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	$927	$—	$3,013	$—	$—	$3,941
Segment Loss	—	(11,858)	—	(13,125)	—	—	(24,983)
Total Assets	(8,918)	(27,957)	(3,099)	88,530	16,320	(43,111)	21,764
Capital Expenditures	—	19	—	267	—	—	286
Depreciation & Amortization	1	11,697	2	4,159	—	—	15,859

For the year ended August 31, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$21	$998	$—	$4,223	$—	$—	$5,242
Segment Loss	(113)	(7,918)	(658)	(45,601)	(2,834)	—	(57,124)
Total Assets	(8,921)	(14,526)	(3,072)	95,204	16,339	(43,111)	41,913
Capital Expenditures	—	723	—	92	—	—	814
Depreciation & Amortization	40	5,089	2	25,111	1,583	—	31,825

For the year ended August 31, 2004

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$678	$1,097	$445	$5,761	$81	$—	$8,062
Segment Loss	(827)	(2,539)	(58)	(27,534)	(50)	—	(31,008)
Total Assets	148	28,204	32	127,896	56,956	(142,768)	70,468
Capital Expenditures	—	729	—	—	—	—	729
Depreciation & Amortization	176	1,509	66	3,192	98	—	5,041

Reconciliation of Segment Loss from Operations to Net Loss

	Year Ended August 31,
	2006	2005	2004
Total segment loss from continuing operations	$(24,983)	$(57,124)	$(31,008)
Total other income (expense)	(1,293)	(638)	(8,026)
Income (Loss) from discontinued operations	(657)	752	29
Net loss	$(26,933)	$(57,010)	$(39,005)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 19 - Unaudited Quarterly Financial Data

	Nov 30	Feb 28	May 31	Aug 31
Year Ended August 31, 2006
Revenues	$1,331	$771	$801	$1,038
Net earnings (loss)	(2,634)	(4,072)	(2,487)	(17,740)
Loss from Continuing Operations	(2,470)	(3,597)	(2,469)	(17,740)
Loss from Discontinued Operations	(164)	(475)	(17)	—
Basic & Diluted loss per share (Continuing Operations)	(0.30)	(0.42)	(0.28)	(1.68)
Basic & Diluted loss per share (Discontinued Operations)	(0.02)	(0.06)	(0.00)	(0.00)
Year Ended August 31, 2005
Revenues	$976	$1,922	$1,401	$943
Net earnings (loss)	(4,448)	(9,326)	(3,951)	(39,285)
Loss from Continuing Operations	(4,222)	(9,055)	(5,041)	(39,444)
Loss from Discontinued Operations	(226)	(271)	1,090	159
Basic & Diluted loss per share (Continuing Operations)	(0.70)	(1.45)	(0.77)	(5.72)
Basic & Diluted loss per share (Discontinued Operations)	(0.04)	(0.04)	0.17	0.02
Year Ended August 31, 2004
Revenues	$1,229	$1,460	$4,677	$696
Net earnings (loss)	(8,461)	(9,398)	(4,373)	(16,773)
Loss from Continuing Operations	(9,143)	(9,020)	(4,200)	(16,671)
Loss from Discontinued Operations	682	(378)	(173)	(102)
Basic & Diluted loss per share (Continuing Operations)	(1.89)	(1.68)	(0.67)	(2.78)
Basic & Diluted loss per share (Discontinued Operations)	0.14	(0.07)	(0.03)	(0.02)

NOTE 20 - Equity Financing

In February 2006, the company entered into an investment agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”), which was amended in March 2006. The nature of the investment agreement is commonly known as an equity line of credit. The maximum amount the company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount. The company is not obligated to request the entire $5,000,000. Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock. The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time. As of August 31, 2006, the company issued 1,723,025 shares of common stock for gross proceeds of $1,594,816, leaving an amount remaining available to the company of $3,905,184 under the equity line of credit. (See Note 23-Subsequent Events).

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

NOTE 21 - Discontinued Operations and Exit Activities

On February 28, 2006, the company entered into an asset purchase agreement with a third party to acquire certain assets of D.S.S. Security, Inc. for a purchase price of $1,400,000. The purchase price allocated $400,000 to an accounts receivable balance for contracts purchased in prior quarters and $1,000,000 to customer contracts. In connection with the sale, the company recognized a loss on the sale of assets of $187,000 and bad debt expense of $374,000. The results of operations for residential security monitoring are reported as a net loss from discontinued operations of $657,000 for the year ended August 31, 2006. The following table reports the results of the component of Eagle’s operations reported as discontinued operations:

Results of Operations for discontinued operations	Fiscal years ended August 31,
	2006	2005	2004
Broadband services revenues:
Sale of security contracts	$1,189,000	$2,362,000	$3,178,000
Security monitoring revenue	467,000	988,000	1,251,000
Total revenue from discontinued operations	1,656,000	3,350,000	4,429,000
Cost of goods sold for security monitoring	579,000	1,129,000	1,150,000
Cost of goods sold for security contracts sold	—	—	1,959,000
Operating expenses	1,170,000	1,451,000	1,263,000
Bad debt expense	374,000	—	—
Interest expense	3,000	2,000	28,000
Loss on sale of assets	187,000	16,000	—
Net income (loss) on discontinued operations	$(657,000)	$752,000	$29,000

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this sale have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

To ensure a smooth transition to the purchaser and no disruptions in service for residential security monitoring customers, the company agreed to provide the use of the existing central station (which was not included as part of the acquired assets), all associated monitoring equipment and assets and the employees necessary to provide monitoring services for 24/7 monitoring through 12:01 a.m. on April 1, 2006.

Eagle also agreed to a non-competition period whereby until the six-year anniversary of the closing date, the company would not engage in (i) the design, merchandising, distribution, service, installation or sale of any of any products or goods designed, merchandised, distributed, serviced, installed or sold in connection with the security business prior to the closing date or (ii) the provision of any services or the design, manufacture, merchandising, distribution, service, sale or installation of any products or goods that are similar to, may be used as substitutes for, are in competition with or may detract from any of the products, only within the State of Texas. Eagle is not prevented from providing the following managed services to third parties: (i) security-related computer hardware installation, (ii) IP surveillance computer hardware and software and (iii) cabling installation.

The company incurred approximately $31,000 for severance and accrued vacation related to employees terminated in connection with this transaction. These costs are included in the consolidated statement of income under the categories of salaries and related costs and other support costs. Eagle does not expect to incur any additional future period costs related to this transaction.

In March 2006, the company entered into an operating agreement with 186KMPS Partners LLP (“186KMPS”). Pursuant to the agreement, 186KMPS assumed operation of a portion of the company’s fiber-optic network that serves homes in Harris County and Fort Bend County. During the initial five-year term of the agreement, 186KMPS will pay the company an aggregate amount of at least $875,000 for the operation and use of the network. The aggregate amount of such payments may be higher depending upon the amount of the subscriber revenues received by 186KMPS during the term of the agreement. The agreement may be extended for up to two additional five-year terms at the option of 186KMPS. Beginning April 1, 2006, KMPS was responsible for payment of all expenses associated with the operation of this portion of the network.

NOTE 22 - Financial Condition and Going Concern

The company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has negative working capital of $10,613,000 and has incurred losses of $26,933,000 and $57,010,000 during 2006 and 2005, and there is substantial doubt as to the company’s ability to achieve profitable operations.

There are no assurances that the company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the company’s working capital requirements. No assurance can be given that additional financing will be available, or if available will be on terms acceptable to the company. If adequate working capital is not available, the company may be required to discontinue its operations. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

The company is not currently in default on any of its payment obligations, and management is addressing the company’s current financial condition and obligations by implementing its plans for the upcoming year including:

•	Completing the Miami super-headend.

•	Commencing delivery of IPTVComplete to customers in the Miami area no later than December 2006.

•	Devoting material sales efforts to attain market leadership with the new IP3000HD that supports MPEG4/H.264 standards.

•	Focusing significant sales efforts on securing large municipal WiFi contracts.

•	Raising additional operating capital through public and/or private debt and equity offerings.

•	Reducing debt obligations through the issuance of common stock.

•	Closely monitoring gross margin performance for all core businesses to ensure the company is on track to attain profitability.

•	Closely monitoring operating expenditures to ensure the company remains within its expense budget.

NOTE 23 - Subsequent Events (Unaudited)

In September 2006, the company entered into an agreement with a third party to buy out certain leases with a subsidiary of Eagle Broadband, Inc. The cash consideration received was $900,000.

In September 2006, the company entered into a restricted stock agreement with Robert Bach, a director of the company, who agreed to take restricted stock in lieu of cash for a portion of director fees payable to Mr. Bach. Also in September 2006, the Board of Directors awarded 75,000 shares of restricted stock to Brian Morrow, the company’s Chief Operating Officer, the vesting of which is tied to the achievement of specific performance goals.

In September 2006, the members of the Board of Directors unanimously voted to remove H. Dean Cubley as a director of the company. On August 23, 2006, Mr. Cubley filed a lawsuit against the company for non-payment of a note issued by the company in December 2003. The company believes Mr. Cubley wrongfully induced the Board to approve the issuance of the note and intends to vigorously defend the lawsuit.

During September, October and November 2006, the company issued a total of 3,128,404 shares of common stock to Dutchess Private Equities Fund, L.P., in connection with the equity line of credit. The consideration received by the company included $812,538 in cash and a reduction in the balance of the Dutchess promissory note by $1,056,449.

During September and October 2006, the company issued a total of 2,458,340 shares of common stock to The Tail Wind Fund Ltd. in connection with conversions of one of the convertible notes held by Tail Wind, reducing the balance of such note by $1,560,000.

During September and October 2006, the company invested approximately $300,000 in capital expenditures for the construction of its IPTV super headend in Miami. This super headend supports the collection, aggregation and encryption of almost 250 television and music channels at the NewCom International teleport, and the dissemination of those signals to Eagle’s customers from the NAP of the Americas, both locations in the greater Miami area. This facility went live at the end of September with over 100 channels of content and has grown progressively until almost 250 channels are fully operational. The company believes that having this super headend fully operational will significantly improve its ability to acquire new customers for its IPTV and set-top box offerings.

In November 2006, the company filed a registration statement with the Securities and Exchange Commission to register the resale of 750,000 shares of common stock that may be acquired by The Tail Wind Fund Ltd. pursuant to conversions of the convertible notes held by Tail Wind. Also in November 2006, the company filed a registration statement to register the resale of 3,431,187 shares of common stock that may be acquired by Dutchess Private Equities Fund, L.P. pursuant to the equity line of credit, the convertible debenture and warrant agreement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Years ended August 31, 2006, 2005 and 2004 (amounts in thousands):

Description	Balance at beginning of period	Additions charged to expenses/revenues	Deductions	Balance at end of period
Allowance for Doubtful Accounts
2006	$2,688	$(366)	$(2,170)	$152
2005	$2,396	$568	$(276)	$2,688
2004	$412	$2,643	$(659)	$2,396