Form 10-Q
period 2006-11-30
EAGLE BROADBAND INC
filed 2007-01-16
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

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

As of January 9, 2006, the registrant had 21,266,162 shares of common stock outstanding.

EAGLE BROADBAND, INC.
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2006

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	November 30, 2006 (Unaudited)	August 31, 2006 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,117	$3,139
Accounts receivable, net	828	516
Inventories	685	734
Assets held for sale	—	899
Prepaid expenses	314	322
Total Current Assets	2,944	5,610

Property and Equipment
Operating equipment	19,223	18,691
Less: accumulated depreciation	(7,552)	(7,347)
Total Property and Equipment	11,671	11,344

Other Assets
Goodwill	4,095	4,095
Contract rights, net	380	389
Customer relationships, net	126	129
Other intangible assets, net	189	197
Other assets	75	—
Total Other Assets	4,865	4,810

Total Assets	$19,480	$21,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable & current portion of long-term debt	$3,592	$3,990
Accounts payable	6,220	6,147
Accrued expenses	1,802	1,929
Accrued expenses - related party	2,516	2,430
Compound embedded derivative	1,197	1,564
Deferred revenue	123	163
Total Current Liabilities	15,450	16,223

Long-Term Liabilities
Long-term debt, net of current portion	268	1,443
Compound embedded derivative	1,901	2,153
Warrant liability	79	82
Total Long-Term Liabilities	2,248	3,678

Total Liabilities	17,698	19,901

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common Stock - $0.001 par value, 350,000,000 shares authorized,
18,103,204 and 12,092,758 issued and outstanding at November, 30, 2006 and August 31, 2006, respectively	18	12
Additional paid in capital	246,274	242,900
Accumulated deficit	(244,510)	(241,049)
Total Shareholders’ Equity	1,782	1,863

Total Liabilities and Shareholders’ Equity	$19,480	$21,764

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands)	For the three months ended November 30,
	2006	2005
Net Sales
Structured wiring	$432	$422
Broadband services	137	250
Products	399	622
Other	—	38
Total Sales	968	1,332

Costs of Goods Sold
Direct labor and related costs	173	293
Products and integration service	438	255
Structured wiring labor and materials	407	289
Broadband services costs	22	62
Depreciation and amortization	58	229
Total Costs of Goods Sold	1,098	1,128
Gross Profit (Loss)	(130)	204

Operating Expenses
Salaries and related costs	757	1,144
Advertising and promotion	55	31
Depreciation and amortization	167	344
Other support costs	1,379	1,056
Research and development	(14)	105
Total Operating Expenses	2,344	2,680

Loss from Continuing Operations	(2,474)	(2,476)

Other Income/(Expenses)
Interest income	11	8
Interest expense	(695)	(2)
Derivative expense	(159)	—
Loss on extinguishment of debt	(144)	—
Total Other Income (Expense)	(987)	6

Net Loss from Continuing Operations	(3,461)	(2,470)
Loss from discontinued operations	—	(164)

Net Loss	$(3,461)	$(2,634)

Basic and diluted income (loss) per Common Share:
Loss from continuing operations	$(0.23)	$(0.30)
Loss from discontinued operations	$—	$(0.02)
Net loss	$(0.23)	$(0.32)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Additional Paid in		Total Shareholders’
(Shares and dollars in thousands)	Shares	Value	Preferred Stock	Capital	Retained Earnings	Equity

Shareholders’ Equity at August 31, 2005	8,235	$8	—	$237,212	$(214,116)	$23,104

Net loss for the year ended August 31, 2006	—	—	—	—	(26,933)	(26,933)

Stock issued for services and compensation	151	—	—	244	—	244
Stock issued for retirement of debt and accrued liabilities	1,060	1	—	957	—	958
Proceeds from sale of common stock, net	1,722	2	—	1,593	—	1,595
Stock-based compensation	—	—	—	642	—	642
Reclassification of stock payable, net	425	—	—	2,008	—	2,008
Incentive shares to Dutchess for note	500	1	—	244	—	245

Shareholders’ Equity at August 31, 2006	12,093	$12	—	$242,900	$(241,049)	$1,863

Net loss for the three months ended November 30, 2006	—	—	—	—	(3,461)	(3,461)

Stock issued for services and compensation	169	—	—	110	—	110
Stock issued for retirement of debt	2,713	3	—	1,134	—	1,137
Proceeds from sale of common stock, net	3,128	3	—	1,866	—	1,869
Stock-based compensation	—	—	—	264	—	264

Shareholders’ Equity at November 30, 2006	18,103	$18	—	$246,274	$(244,510)	$1,782

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	For the three months ended November 30,
	2006	2005
Cash Flows from Operating Activities
Net Loss	$(3,461)	$(2,634)

Adjustments to Reconcile Net Loss to Net Cash
Stock for compensation expense	110	266
Depreciation and amortization	225	590
Loss on extinguishment of debt	144	—
Amortization of debt discount	392	—
Derivative expense	159	—
Provision for bad debt	2	—
Stock issued for services and compensation	264	—
Change in Assets and Liabilities:
Increase in accounts receivable	(314)	(368)
Decrease in inventories	49	95
(Increase)/decrease in prepaid expenses	8	(372)
Increase/(decrease) in accounts payable	73	(2,140)
Increase/(decrease) in accrued expenses	(81)	1,708
Total Adjustment	1,031	(221)
Net Cash Used for Operating Activities	(2,430)	(2,855)

Cash Flows from Investing Activities
Purchase of property and equipment	(532)	(2)
(Increase)/decrease in other assets	(75)	675
Principal collections on direct financing leases	—	104
Proceeds on the sale of direct financing leases	899	—
Net Cash Provided by Investing Activities	292	777

Cash Flows from Financing Activities
Proceeds from/(payments on) notes payable and long-term debt	(1,753)	91
Proceeds from sale of common stock, net	1,869	—
Net Cash Provided by Financing Activities	116	91

Net decrease in cash	(2,022)	(1,987)

Cash at the beginning of the period	3,139	4,020
Cash at the end of the period	$1,117	$2,033

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for:
Interest	$209	$1
Income taxes	$—	$—
Non-cash investing and financing disclosures
Common stock issued for retirement of debt	$1,137	$—

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements November 30, 2006 (Unaudited)

NOTE 1 - Basis of Presentation

The Consolidated Balance Sheet of the company as of November 30, 2006, the related Consolidated Statements of Operations for the three months ended November 30, 2006 and 2005, the Consolidated Statements of Changes in Shareholders’ Equity as of November 30, 2006 and the Consolidated Statements of Cash Flows for the three months ended November 30, 2006 and 2005, included in the financial statements have been prepared by the company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the company’s financial position and results of operations. The results of operations for the three months ended November 30, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the company’s August 31, 2006, Form 10-K.

On May 12, 2006, the company effected a 1-for-35 reverse stock split. In these Notes to the Consolidated Financial Statements, all previously reported stock information has been adjusted to reflect the effect of the reverse stock split.

In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the disposed assets and the losses related to the sale of the security monitoring business component have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. See Note 11 - Discontinued Operations.

NOTE 2 - Related Party Transactions

H. Dean Cubley, a former director of the company, is the holder of a promissory note with a remaining principal amount of $1,924,000. The note is allegedly in default and the company is accruing interest under the terms of the original agreement. The note was issued upon the modification of outstanding options for 57,143 common shares and reflects a guaranteed compensation of the modified options equivalent to $61.25 less the option strike price. Interest payable was $592,000 and $506,000 has been accrued as of November 30, 2006 and August 31, 2006, respectively. In August 2006, Mr. Cubley filed a lawsuit against the company for non-payment of the note. (See Note 7 - Legal Proceedings.) The note payable and accrued interest are classified in the Balance Sheet as Accrued Expenses - Related Party.

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventories consist of the following items, in thousands:

	November, 30 2006	August 31, 2006
Raw Materials	$294	$288
Work in Process	140	169
Finished Goods	251	277
	$685	$734

NOTE 4 - Notes Payable and Long-Term Debt

The following table lists the company’s note obligations as of November 30, 2006, and August 31, 2006 (in thousands):

	Annual Interest Rate	Due Date	November 30, 2006	August 31, 2006
Notes payable & long-term debt:			(Unaudited)	(Audited)
Dutchess convertible note and warrant, net of discount of $73,996 at November 30, 2006 and $334,593 at August 31, 2006	12%	May 2007	$250	$480
Dutchess promissory note, net of discount of $2,740,487 at November 30, 2006 and $4,288,389 at August 31, 2006		July 2008	3,677	3,835
Tail Wind non-convertible promissory note and convertibles notes, net of discount of $65,320 at November 30, 2006 and $149,618 at August 31, 2006	0%	March 2008	3,050	4,625
Note with related party	25%	August 2006	—	200
Notes payable	Various	Various	60	92
Less compound embedded derivative and warrant liability			(3,177)	(3,799)
Total debt			$3,860	$5,433
Less current maturities			(3,592)	(3,990)
Total long-term debt			$268	$1,443

The convertible notes and warrants issued during the second quarter of 2006 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

NOTE 5 - Stock Options and Warrants

In June 2005, the Board of Directors adopted, and the company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares of the company’s common stock have been reserved for issuance. In February 2006, the Executive Committee of the Board of Directors of the company voted to amend the Plan to reduce the shares available for issuance under the Plan from 30,000,000 to 20,000,000. On May 12, the company effected a 1-for-35 reverse stock split, which reduced the number of shares available for issuance under the Plan to 571,429. As of November 30, 2006, 140,408 shares of common stock have been issued under the Plan, and options issued under the Plan covering 328,857 shares were outstanding, of which 226,762 were exercisable.

The weighted average fair value of the options granted during the quarter ended November 30, 2006, is estimated at $0.51 on the date of grant. The fair values of the options granted during the quarter ended November 30, 2006, were determined using a Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 75%, risk-free interest rate of 4.45% and an expected life of 5 years.

Option and warrant activity, including employees and third parties, was as follows for the three months ended November 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	474,040	$20.95
Granted	348,917	0.61
Assumed through acquisitions	—	—
Exercised	—	—
Forfeited/cancelled	(4,693)	10.87
Outstanding at end of period	818,264	$12.09
Exercisable at end of period	710,454	$12.48

information about options and warrants outstanding was as follows at November 30, 2006:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.60 - $1.00	449,872	4.26	$ 0.62	449,872	$ 0.62
$1.00 - $9.45	276,322	3.23	$ 6.45	181,444	$ 6.34
$14.00 - $45.85	69,213	2.45	$ 26.46	56,281	$ 25.56
$262.50	22,857	1.65	$ 262.50	22,857	$ 262.50
	818,264	3.68	$ 12.09	710,454	$ 12.48

NOTE 6 - Risk Factors

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable. The company controls credit risk associated with its receivables through credit checks and approvals, credit limits, and monitoring procedures. Generally, the company requires no collateral from its customers. Four customers comprise 18%, 14%, 11% and 11%, respectively, of outstanding receivables at November 30, 2006. Two customers comprise 34% and 13%, respectively, of outstanding accounts receivable at August 31, 2006.

For the three months ended November 30, 2006, substantially all of the company’s business activities have remained within the United States. Approximately 22% of the company’s revenues and receivables have been created solely in the state of Texas, 0% in the international market, and the approximate 78% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2006; whereas approximately 30% of the company’s revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 70% remainder relatively evenly over the rest of the nation during the three months ended November 30, 2005.

The company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

NOTE 7 - Commitments and Contingent Liabilities

Leases

For the three months ended November 30, 2006 and 2005, rental expenses of approximately $76,000 and $77,000, respectively, were incurred. Future minimum rental payments under the company’s primary office lease are as follows:

	August 31,	Amount
For the nine months ending	2007	$231,230
For the year ending	2008	325,316
For the year ending	2009	243,987
	Total	$800,533
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

NOTE 8 - Earnings per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the three months ended November 30, 2006 and 2005 (in thousands, except per share amounts):

	For the three months ended November 30,
	2006			2005
	Net Income /(Loss)	Shares	Per Share	Net Income /(Loss)	Shares	Per Share
Continuing Operations:					(1)
Basic EPS
Income available to common shareholders	$(3,461)	15,142	(0.23)	$(2,470)	8,295	(0.30)
Effective of dilutive securities	—	—	—	—	—	—
Diluted EPS	$(3,461)	15,142	(0.23)	$(2,470)	8,295	(0.30)

Discontinued Operations:
Basic EPS
Income available to common shareholders	$—	15,142	—	$(164)	8,295	(0.02)
Effective of dilutive securities	—	—	—	—	—	—
Diluted EPS	$—	15,142	—	$(164)	8,295	(0.02)

Total:
Basic EPS
Income available to common shareholders	$(3,461)	15,142	(0.23)	$(2,634)	8,295	(0.32)
Effective of dilutive securities	—	—	—	—	—	—
Diluted EPS	$(3,461)	15,142	(0.23)	$(2,634)	8,295	(0.32)

(1) The number of shares and per share amounts have been restated to reflect the impact of the May 12, 2006 one-for-thirty five reverse stock split.

NOTE 9 - Major Customer

The company had gross sales of $968,000 and $1,332,000 for the three months ended November 30, 2006 and 2005, respectively. The company had three customers that represented approximately 14%, 12%, and 10%, respectively, of the gross sales for the three months ended November 30, 2006, and had two customers that represented 33% and 10%, respectively, of the gross sales for the three months ended November 30, 2005.

NOTE 10 - Industry Segments

This summary reflects the company’s current and past operating segments, as described below. All have ceased operations except Eagle Broadband, Inc. and Eagle Broadband Services, Inc.

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

D.S.S. Security, Inc. (DSS) was a wholesale security monitoring company.

Clearworks Communications, Inc. provided solutions to consumers by implementing technology both within the residential community and home, through the installation of fiber optic backbones to deliver voice, video and data solutions directly to consumers. (Has ceased operations.)

APC/HSI:

Atlantic Pacific Communications, Inc. (APC) specialized in providing professional data and voice cable and fiber optic installations through project management services on a nationwide basis for multiple site-cabling installations for end users and resellers. (Has ceased operations.)

Clearworks Home Systems, Inc. (HSI) specialized in providing fiber optic and copper based structured wiring solutions and audio and visual equipment to single-family and multi-family dwelling units. (Has ceased operations.)

UCG:

United Computing Group, Inc. (UCG) was a computer hardware and software reseller. (Has ceased operations.)

Other:

Link-Two Communications, Inc. (Link II) was a developer and marketer of messaging systems. (Has ceased operations.)

Clearworks.net, Inc. (.NET) is inactive with exception of debt related expenses. (Has ceased operations.)

Contact Wireless, Inc. was a paging, cellular, and mobile services provider and reseller whose assets were sold October 10, 2003. (Has ceased operations.)

For the three months ended November 30, 2006

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	137	—	831	—	—	968
Segment Loss	—	(182)	—	(2,292)	—	—	(2,474)
Total Assets	(8,918)	(28,132)	(3,099)	86,421	16,320	(43,112)	19,480
Capital Expenditures	—	—	—	532	—	—	532
Depreciation and amortization	—	178	1	46	—	—	225

For the three months ended November 30, 2005

	APC/HSI	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	250	—	1,082	—	—	1,332
Segment Loss	1	(630)	(1)	(1,846)	—	—	(2,476)
Total Assets	(8,975)	(16,280)	(3,778)	94,989	16,305	(43,111)	39,150
Capital Expenditures	—	—	—	2	—	—	2
Depreciation and amortization	—	325	1	247	—	—	573

Reconciliation of Segment Loss from Operations to Net Loss

	Three Months Ended November 30,
	2006	2005
Total segment loss from operations	$(2,474)	$(2,476)
Total other income (expense)	(987)	6
Net loss	$(3,461)	$(2,470)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies. The company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 11 - Discontinued Operations

On February 28, 2006, the company entered into an asset purchase agreement with a third party to acquire the assets of D.S.S. Security, Inc. for a purchase price of $1,400,000. The following table reports the results of the component of Eagle’s operations reported as discontinued operations:

	Three months ended November 30, 2006
	2006	2005
Broadband services revenues:
Sale of security contracts	$—	$383
Security monitoring revenue	—	220
Total revenue from discontinued operations	—	603
Cost of goods sold for security contracts sold	—	290
Operating expenses	—	477
Net income (loss) on discontinued operations	$—	$(164)

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this sale have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

NOTE 12 - Financial Condition and Going Concern

The company has incurred a loss for the three months ended November 30, 2006, of $3,461,000 and has an accumulated deficit at November 30, 2006, of $244,510,000. Because of its losses, the company will require additional working capital to develop its business operations. The company intends to raise additional working capital through private placements, public offerings and/or bank financing.

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

Management is pursuing additional financing and is evaluating all financing options currently available to the company. The company currently has available a $5,000,000 equity line of credit to help fund working capital requirements.

Management will continue to direct all efforts to the delivery of the IPTVComplete solution to the market. During the year ended August 31, 2006, the company has exited the residential security monitoring business, entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, and materially reduced operating expenses and headcount. In continued efforts to improve the operating position of the company, management is implementing further cost cutting efforts which are expected to further reduce operating expenses during the current fiscal year. However, there can be no assurance that the company will be successful in achieving its objectives.

NOTE 13 - Subsequent Events

In November 2006, the company received notice from the American Stock Exchange (the “Amex”) that the company is not currently satisfying certain of the Exchange’s continued listing standards in Section 1003 of the Amex Company Guide concerning shareholders equity and losses from continuing operations. The company has been afforded the opportunity to submit a plan of compliance to Amex that demonstrates the company’s ability to satisfy Section 1003 of the Company Guide by May 29, 2008. The company submitted such a plan on January 5, 2007. With Amex’s acceptance of the plan, the company expects to continue its listing during the plan period of up to 18 months, during which time the company will be subject to periodic review to determine whether it is making progress consistent with the plan. If Amex does not accept the company’s plan, or if accepted, the company is not in compliance with the continued listing standards at the end of the plan period or the company does not make progress consistent with the plan during such period, then Amex may initiate delisting proceedings.

In December 2006, the company entered into an agreement with Connex Services, Inc. (“Connex”), pursuant to which the company acquired all of Connex’s customers effective January 2, 2007. Connex is a Houston-based IT services company providing national and international project management services for data, voice, fiber-optic, wireless, hospitality systems, access control, audio and satellite installations. The acquired customer base consists of more that 50 clients, currently generating revenue at a rate of $600,000 annually. Connex received 1,203,774 shares of unregistered common stock of the company. In accordance with the agreement, on December 22, 2006, the company filed a registration statement with the SEC to register 754,717 of those shares for resale by Connex, which registration statement was declared effective by the SEC on January 10, 2007.

In December 2006, the company entered into a short-term promissory note with Ron Persons, the brother of Lorne Persons, Jr., a member of the company’s Board of Directors. The note has a principal balance of $250,000 and an annual interest rate of 25%. The note is to be paid in full by April 12, 2007. The proceeds were used for working capital requirements.

In December 2006, the company issued a total of 1,170,630 shares of common stock to The Tail Wind Fund Ltd. in connection with conversions of one of the convertible notes held by Tail Wind, reducing the balance of such note by $600,000.

In January 2007, the company entered into a private equity credit agreement with Brittany Capital Management Limited (“Brittany”) for a $5,000,000 equity line of credit. The company has agreed to file a registration statement to register shares for resale by Brittany that it may purchase from us under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Eagle Broadband, Inc. (the “company” or “Eagle”), is a provider of Internet protocol (IP), information technology services and satellite communications products and services. The company’s product offerings are:

•
IPTVComplete™, delivering over 250 channels of digital television and music content via IP to many market sectors, such as to multi-dwelling unit operators (e.g., condominiums), triple-play operators (Internet data, phone and television, all over IP) or telephone companies, including our MediaPro standard or high-definition set-top boxes for both hospitality and IPTV customers;

•
IT Services, through which we provide various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling and IT integration services; and

•
SatMAX®, our patented satellite telephony extension technology for indoor applications for enterprise, military and other government customers, especially in portable first responder situations with our Alpha “SatMAX in a Suitcase” model.

In December 2006, the company entered into an agreement with Connex Services, Inc. (“Connex”), pursuant to which the company acquired all of Connex’s customers effective January 2, 2007. Connex is a Houston-based IT services company providing national and international project management services for data, voice, fiber-optic, wireless, hospitality systems, access control, audio and satellite installations. The acquired customer base consists of more that 50 clients, currently generating revenue at a rate of $600,000 annually. Connex received 1,203,774 shares of unregistered common stock of the company. In accordance with the purchase agreement, on December 22, 2006, the company filed a registration statement with the SEC to register 754,717 of those shares for resale by Connex, which registration statement was declared effective by the SEC on January 10, 2007.

In September 2006, our super-headend facility in Miami, Florida, became operational. Over 250 channels of digital television and music content are now streaming in IP format from NewCom International’s Florida teleport to the NAP of the Americas for distribution over fiber to our IPTV customers. The “light-up” of this facility gives us the operational capability to collect and digitize a wide range of television content from up to 30 satellites over North America plus other Latin-content satellites over the Atlantic Ocean. Using 21 signal feeds from seven satellite dishes, our new super-headend facility currently delivers a broad range of cable channel content.

In June 2006, the company brought to market a new high definition set-top box, the IP3000HD. The IP3000HD is a highly capable, yet inexpensive solution for both hospitality markets and IPTV customers. This set-top box also supports the H.264 standard for MPEG-4 and, therefore, can be used by specialty content owners to deliver their IPTV content over the open Internet, which is a different approach than that used by IPTVComplete, which is a closed IP network solution.

During fiscal year 2006, the company exited the residential security monitoring business, entered into an operations agreement with a third party to operate the majority of Eagle’s traditional cable business, and materially reduced operating expenses and headcount. In continued efforts to improve the operating position of the company, management is implementing further cost cutting efforts which are expected to further reduce operating expenses over the next six months.

As of November 30, 2006, the company’s active subsidiaries were Eagle Broadband Services, Inc. and EBI Funding Corp. Additionally, Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report. These inactive subsidiaries include: D.S.S. Security, Inc., Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., Contact Wireless, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc. Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc. The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended November 30, 2006.

Results of Operations

Three Months Ended November 30, 2006, Compared to Three Months Ended November 30, 2005

The following table sets forth summarized consolidated financial information for the three months ended November 30, 2006 and 2005:

Condensed Financial Information

($ in thousands)	Three Months Ended November 30,
	2006	2005	$ Change	% Change
Net sales	$968	$1,332	$(364)	(27%)
Cost of goods sold	1,098	1,128	(30)	(3%)
Gross profit	(130)	204	(334)
Percent of sales	(13.4% )	15.3%

Operating expenses	2,344	2,680	(336)	(13%)
Loss from operations	(2,474)	(2,476)	2	—
Other income (expense)	(987)	6	(993)	(16550%)
Loss from continuing operations	(3,461)	(2,470)	(991)	40%
Loss from discontinued operations	—	(164)	164	(100%)
Net Loss	$(3,461)	$(2,634)	$(827)	31%

Overview

For the three months ended November 30, 2006, the results of operations reflects a continued emphasis on management’s strategy to focus on business opportunities in its three main operating divisions: IPTV solutions, satellite communications and information technology services. For the quarter ended November 30, 2006, the company’s consolidated operations generated net sales of $968,000, with a corresponding negative gross profit of $130,000. The overall decrease in net sales for the three months ended November 30, 2006, as compared to the three months ended November 30, 2005, was primarily attributable to sales in the prior quarter of $436,000 to a major customer and no similar sales to this customer in the current quarter. The company exited the residential security monitoring business in February 2006, and management anticipated replacing the recurring revenues from security monitoring with recurring revenues for delivery of the IPTVComplete solution. Due to unforeseen delivery complications, this did not occur for the quarter ended November 30, 2006. Management anticipates the revenue stream from IPTVComplete to begin occurring in the second quarter of the current fiscal year.

The company’s operating loss for the three months ended November 30, 2006, was basically unchanged from the three-month period ended November 30, 2005. However, in the three-month period ended November 30, 2005, the company recognized a credit to bad debt expense of approximately $900,000 due to the collection of a receivable in November 2005 of an account previously deemed uncollectible. Without this credit, the operating loss for that three-month period, would have been approximately $3.4 million, compared to $2.5 million for the current three-month period. The primary reason for this decline in operating loss was due to a reduction in operating expenses of approximately $1.2 million when compared to operating expenses for the prior three-month period excluding the $900,000 credit to bad debt expense. This operating expense reduction was partially offset by a $334,000 reduction in gross profit. The primary reason for the negative gross profit was due to low margins in IT services and product sales, a lower than expected volume of product sales and the absorption of product warranty costs during the quarter.

The company’s net loss from continuing operations for the three months ended November 30, 2006, was $3,461,000, which includes $695,000 in interest expense, $392,000 of which was a non-cash charge, and other non-cash charges of $144,000 of losses on the retirement of debt with stock, $225,000 of depreciation and amortization expense and $159,000 of derivative expense. The net loss from continuing operations for the prior three-month period was $2,470,000. During this prior period, the company did not incur any losses on debt retirement or derivative expense, and only $2,000 in interest expense.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months ended November 30, 2006 and 2005:

($ in thousands)	Three months ended November 30,
	2006	% of Total	2005	% of Total	$ Change	% Change
Structured wiring	$432	45%	$422	32%	$10	2%
Broadband services	137	14%	250	19%	(113)	(45%)
Products	399	41%	622	47%	(223)	(36%)
Other	—	—	38	2%	(38)	(100%)
Total	$968	100%	$1,332	100%	$(364)	(27%)

For the three months ended November 30, 2006, net sales decreased to $968,000 from $1.3 million in the three-month period ended November 30, 2005. This 27% decrease was attributable to a decrease in product sales and broadband services. The decrease in product sales reflects sales in the prior quarter of $436,000 to a major customer and no similar sales to this customer in the current quarter. The decrease of $113,000 in broadband services is primarily attributable to management’s decision to contract with a third party to operate a majority of the company’s bundled services business. The company expects sales from its IPTVComplete service to begin in the second quarter of fiscal 2007.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three ended November 30, 2006 and 2005:

($ in thousands)	Three Months Ended November 30,
	2006	2005	$ Change	% Change
Direct labor and related costs	$173	$293	$(120)	(41%)
Products and integration services	438	255	183	72%
Structured wiring labor and material	407	289	118	41%
Broadband services costs	22	62	(40)	(65%)
Depreciation and amortization	58	229	(171)	(75%)
Total cost of goods sold	$1,098	$1,128	$(30)	(3%)

For the three months ended November 30, 2006, cost of goods sold was relatively unchanged from the prior three-month period. Direct labor and related costs and broadband services and costs decreased by an aggregate of $160,000 due to workforce reductions and reductions in other costs primarily related to management’s decision to contract with a third party to operate a majority of the company’s bundled services business. These reductions were offset by increases of $183,000 in products and integration services and $118,000 in structured wiring labor and materials. These increases were due to product warranty costs incurred during the quarter, higher than expected costs in structured wiring, and an increase in product costs. Depreciation expenses decreased by $171,000 due to the impairment of long-lived assets in the year ended August 31, 2006.

Operating Expenses

The following table sets forth summarized operating expense information for the three months ended November 30, 2006 and 2005:

($ in thousands)	Three Months Ended November 30,
	2006	2005	$ Change	% Change
Salaries and related costs	$757	$1,144	$(387)	(34%)
Advertising and promotion	55	31	24	77%
Depreciation and amortization	167	344	(177)	(51%)
Research and development	(14)	105	(119)	(113%)
Other support costs	1,379	1,056	323	31%
Total Operating Expenses	$2,344	$2,680	$(336)	(13%)

The following table breaks out “Other support costs” information as presented in the preceding table for the three months ended November 30, 2006 and 2005:

($ in thousands)	Three Months Ended November 30,
	2006	2005	$ Change	% Change
Auto related	$10	$19	$(9)	(47%)
Bad debt (recovery)	2	(904)	906	(100%)
Delivery and postage	6	155	(149)	(96%)
Fees	11	7	4	57%
Insurance and office	105	93	12	13%
Professional and contract labor	842	989	(147)	(15%)
Rent	76	89	(13)	(15%)
Repairs and maintenance	6	29	(23)	(79%)
Travel	78	82	(4)	(5%)
Taxes	3	167	(164)	(98%)
Telephone and utilities	72	135	(63)	(47%)
Other	168	195	(27)	(13%)
Total Other Support Costs	$1,379	$1,056	$323	31%

For the three months ended November 30, 2006, operating expenses decreased by 13% to $2,344,000, as compared to $2,680,000 for the three months ended November 30, 2005. Excluding the previously mentioned credit to bad debt expense related to the collection of receivables in November 2005 that were previously deemed uncollectible, operating expenses decreased about 35%, declining from approximately $3.6 million to approximately $2.3 million. The primary reasons for this reduction are discussed below:

•	Salaries and related costs declined $387,000 due to a significant reduction in the company’s workforce.

•
A $177,000 decrease in depreciation and amortization expense for long-lived assets and intangibles. These assets had impairment charges recorded for the year ended August 31, 2006, thus decreasing the depreciable basis and related depreciation expense for the quarter ended November 30, 2006.

•	Delivery and postage expenses were significantly lower as the prior quarter reflects higher than normal delivery costs associated with warranty work.

•	A $147,000 decrease in professional and contract labor due to a reduction in legal, accounting and consultant fees.

•	A $164,000 reduction in taxes due to a decrease in property tax valuations relating to the impairment of long-lived assets.

•	Telephone and utilities declined $63,000 related to workforce reductions and a corresponding reduction in office space requirements.

The $14,000 credit amount in research and development expense is related to the reversal of an accrual of approximately $78,000 from the prior quarter. Research and development expense for the current quarter was approximately $64,000.

Changes in Cash Flow

Eagle’s operating activities used net cash of $2,430,000 in the three months ended November 30, 2006, compared to $2,855,000 in the three months ended November 30, 2005. The decrease in net cash used by operating activities was primarily attributable to a decrease in the company’s operating expenses. Eagle’s investing activities provided net cash of $292,000 in the three months ended November 30, 2006, compared to cash provided of $777,000 in the three months ended November 30, 2005. The decrease was due to capital expenditures of $532,000 primarily for the completion of the super-headend in Miami, Florida, which was offset by the sale of equipment leases for $899,000. Eagle’s financing activities provided net cash of $116,000 in the three months ended November 30, 2006, compared to $91,000, of cash provided in the three months ended November 30, 2005. During the first quarter, the company raised approximately $1.9 million under its equity credit line, which was offset by paying down approximately $1.8 million of notes payable.

Liquidity and Capital Resources

In February 2006, the company entered into a series of agreements with Dutchess Private Equities Fund, L.P. (“Dutchess”), pursuant to which Dutchess provides a $5,000,000 equity line of credit for the company. Under this agreement, the company makes drawdown requests on the equity line, and Dutchess purchases a number of shares at a price equal 93% of the market price of our stock to fund the drawdown requests. The company has been using the equity line to provide funding for working capital requirements. As of January 9, 2007, the company has drawn down approximately $3.8 million and issued approximately 5.6 million shares to Dutchess pursuant to the equity line.

In March 2006, we filed a registration statement with the SEC to register 351,429 shares for resale by Dutchess pursuant to the equity line. This registration statement was declared effective by the SEC on April 27, 2006. In May and August 2006, we filed registration statements to register an additional 2,000,000 and 2,500,000 shares, respectively, for resale by Dutchess. These registration statements were declared effective by the SEC on May 25 and August 16, 2006, respectively. In November 2006, we filed a registration statement to register an additional 2,800,000 shares for resale by Dutchess; however, the SEC only allowed the company to register an additional 925,000 shares, and that registration statement, as amended, was declared effective by the SEC on December 15, 2006. In addition to this limitation, the SEC required the company to represent that it would not seek to register additional shares for resale by Dutchess for at least six months.

To provide additional capital during this six-month period, the company recently entered into an agreement with Brittany Capital Management Limited (“Brittany”) for a $5,000,000 equity line of credit. Under this agreement, the company may request drawdowns by delivering a “put notice” to Brittany stating the dollar amount of shares we intend to sell to Brittany. The purchase price Brittany is required to pay for the shares is equal to 93% of the “market price.” The “market price” is equal to the lowest closing best bid price during the pricing period. The pricing period is the five-trading-day period beginning on the day Brittany receives a drawdown request. The amount we may request in a given drawdown is the lesser of (i) 200% of the average daily U.S. market trading volume of our common stock for the three trading days prior to the request multiplied by the average of the three daily closing best bid prices immediately preceding our request, or (ii) $500,000 The company has agreed to file a registration statement to register shares for resale by Brittany that it may purchase from us under this new equity line of credit. In addition to this new equity line, the company is considering options for short-term debt financing.

Historically, we have relied upon third-party funding. Though we have been successful at raising additional capital on this basis in the past, we can provide no assurance that we will be successful in any future financing endeavors. If we are unable to timely utilize the equity line or raise additional financing, we will need to curtail operations or sell assets. The company will continue to rely upon financing from external sources to fund its operations for the foreseeable future, and it will need to raise additional financing to fund working capital requirements.

Contractual Obligations

The following table sets forth contractual obligations to be settled in cash as of November 30, 2006:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (Current & Long Term)	$6,722	$2,841	$3,881	$—	$—
Operating Lease Obligations	801	231	570	—	—
Total	$7,523	$3,072	$4,451	$—	$—

The company’s contractual obligations consist of long-term debt and interest as set forth in Note 4 to the company’s financial statements, Notes Payable and Long-Term Debt, and certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 7-Commitments and Contingent Liabilities. Contractual obligations does not include approximately $600,000 of debt obligations that the company intends to settle in stock. (See Note 13-Subsequent Events.)

Off-Balance Sheet Arrangements

As of November 30, 2006, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Management assessed the fair value of intangibles and concluded that no impairment exists for the quarter ended November 30, 2006.

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

Management assessed the fair value of long-lived assets and concluded that no impairment exists for the quarter ended November 30, 2006.

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

Item 4. Controls and Procedures.

The company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of November 30, 2006. Based on such evaluation, such officers have concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the company’s internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2005, the company filed a lawsuit in the Superior Court of California, Santa Clara County, Civil Action 1-05-CV-050179, against certain individuals for unfair business practices and defamation. The company believes these individuals have deliberately posted false and misleading information on the Yahoo! Finance message board for the purpose of injuring the company in several ways including, but not limited to, deflating the price of the company’s stock and reaping profits from their illegal activities. The company is seeking to enjoin these individuals from continuing such conduct, in addition to the full measure of damages and other remedies permitted by law. In August 2006, the court granted one of the defendant’s motions for attorneys fees and ordered Eagle to pay such defendant’s legal fees of approximately $66,000. Eagle is currently appealing this order, as well as the order granting such defendant’s motion to strike the complaint.

In December 2005, the company sued Neva Holdings, LLC (“Neva”) and other entities affiliated with Neva, Civil Action 05-CV-1525, in the United States District Court for the District of Nevada, for breach of the Termination Agreement entered into in August 2005 between the company and Neva. In December 2006, the company reached a settlement with all of the defendants.

Item 1A. Risk Factors.

We have a history of operating losses and may never achieve profitability.

From inception through November 30, 2006, we have incurred an accumulated deficit in the amount of $244,510,000. For the quarter ended November 30, 2006, we incurred losses from operations in the amount of $2,474,000. We anticipate that we will incur losses from operations for the foreseeable future. Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations. At November 30, 2006, we had approximately $1,117,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $12,506,000. Our net cash used by operations for the year ended November 30, 2006, was approximately $2,430,000.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BROADBAND, INC.
(Registrant)
By: /s/ DAVID MICEK
David Micek President and Chief Executive Officer and Principal Accounting Officer
Date: January 16, 2007