Form 10-Q
period 2007-02-28
EAGLE BROADBAND INC
filed 2007-04-23
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes     [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  [   ]   Accelerated filer   [   ]  Non-accelerated filer  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes     [ X ] No

As of April 16, 2007, the registrant had 28,225,311 shares of common stock outstanding.

EAGLE BROADBAND, INC.
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2007

PART I–FINANCIAL INFORMATION

Item 1.

Financial Statements.

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	February 28, 2007 (Unaudited)	August 31, 2006 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$689	$3,139
Accounts receivable, net	514	516
Inventories	713	734
Assets held for sale	―	899
Prepaid expenses	176	322
Total Current Assets	2,092	5,610

Property and Equipment
Operating equipment	19,430	18,691
Less: accumulated depreciation	(7,754)	(7,347)
Total Property and Equipment	11,676	11,344

Other Assets
Deferred costs	129	―
Goodwill	4,095	4,095
Contract rights, net	370	389
Customer relationships, net	761	129
Other intangible assets, net	22	197
Total Other Assets	5,377	4,810

Total Assets	$19,145	$21,764

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Notes payable & current portion of long-term debt, net of discount	$3,437	$3,990
Accounts payable	5,905	6,147
Accrued expenses	2,222	1,929
Accrued expenses – related party	2,602	2,430
Compound embedded derivative	1,796	1,564
Deferred revenue	52	163
Total Current Liabilities	16,014	16,223

Long-Term Liabilities
Long-term debt, net of current portion and discount	64	1,443
Compound embedded derivative	2,257	2,153
Warrant liability	944	82
Total Long-Term Liabilities	3,265	3,678

Total Liabilities	19,279	19,901

Commitments and Contingencies		—

Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued		—
Common Stock – $0.001 par value, 350,000,000 shares authorized,
21,890,125 and 12,092,758 issued and outstanding at February 28, 2007 and August 31, 2006, respectively	22	12
Additional paid in capital	248,648	242,900
Accumulated deficit	(248,804)	(241,049)
Total Shareholders’ Equity (Deficit)	(134)	1,863

Total Liabilities and Shareholders’ Equity (Deficit)	$19,145	$21,764

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)	For the three months ended February 28,			For the six months ended February 28,
	2007		2006	2007		2006
Net Sales
Structured wiring		$449	$463		$881	$885
Broadband services		108	110		245	360
Products		313	157		712	779
Other		―	40		―	78
Total Sales		870	770		1,838	2,102

Costs of Goods Sold
Direct labor and related costs		166	200		339	493
Products and integration service		172	(2)		611	254
Impairment slow moving & obsolete inventory		―	107		―	107
Structured wiring labor and materials		444	431		851	720
Broadband services costs		23	237		44	298
Depreciation and amortization		57	201		115	430
Other manufacturing costs		―	81		―	81
Total Costs of Goods Sold		862	1,255		1,960	2,383
Gross Profit (Loss)		8	(485)		(122)	(281)

Operating Expenses
Salaries and related costs		733	828		1,490	1,972
Advertising and promotion		24	13		79	44
Depreciation and amortization		342	317		508	662
Other support costs		1,191	1,608		2,570	2,664
Research and development		78	130		65	234
Total Operating Expenses		2,368	2,896		4,712	5,576

Loss from Operations		(2,360)	(3,381)		(4,834)	(5,857)

Other Income/(Expenses)
Interest income		1	3		12	12
Interest expense		(998)	(278)		(1,693)	(280)
Derivative income/(expense)		(864)	20		(1,023)	20
Gain on sale of assets		―	39		―	39
Loss on extinguishment of debt		(41)	―		(185)	―
Other income/(expense)		(32)	―		(32)	―
Total Other Income (Expense)		(1,934)	(216)		(2,921)	(209)

Loss from Continuing Operations		(4,294)	(3,597)		(7,755)	(6,066)

Loss from discontinued operations		―	(475)		―	(640)

Net Loss		$(4,294)	$(4,072)		$(7,755)	$(6,706)

Basic and diluted income (loss) per Common Share:
Loss from continuing operations		$(0.21)	$(0.42)		$(0.43)	$(0.72)
Loss from discontinued operations	$	―	$(0.05)	$	―	$(0.08)
Net loss		$(0.21)	$(0.47)		$(0.43)	$(0.80)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Shares and dollars in thousands)	Common Stock Shares Value		Preferred Stock	Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity (Deficit)

Shareholders’ Equity at August 31, 2005	8,235	$8	—	$237,212	$(214,116)	$23,104

Net loss for the year ended August 31, 2006	—	—	—	—	(26,933)	(26,933)

Stock issued for services and compensation	151	—	—	244	—	244
Stock issued for retirement of debt and accrued liabilities	1,060	1	—	957	—	958
Proceeds from sale of common stock, net	1,722	2	—	1,593	—	1,595
Stock-based compensation	—	—	—	642	—	642
Reclassification of stock payable, net	425	—	—	2,008	—	2,008
Incentive shares to Dutchess for note	500	1	—	244	—	245

Shareholders’ Equity at August 31, 2006	12,093	$12	—	$242,900	$(241,049)	$1,863

Net loss for the six months ended February 28, 2007	—	—	—	—	(7,755)	(7,755)

Stock issued for services and compensation	578	1	—	330	—	331
Stock issued for retirement of debt
Stock issued for asset acquisition	1,204	1	―	637	―	638
Proceeds from sale of common stock, net	4,131	4	—	2,296	—	2,300
Stock-based compensation	—	—	—	436	—	436
Change in derivatives due to conversions	—	—	—	(260)	—	(260)

Shareholders’ Deficit at February 28, 2007	21,890	$22	—	$248,648	$(248,804)	$(134)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	For the six months ended February 28,
	2007		2006
Cash Flows from Operating Activities
Net Loss		$(7,755)		$(6,706)

Adjustments to Reconcile Net Loss to Net Cash
Stock option and warrant expense		436		411
Depreciation and amortization		623		1,124
Loss on extinguishment of debt		185		―
Amortization of debt discount		1,050		―
Derivative expense		1,023		―
Provision for bad debt		188		494
Stock issued for services rendered		331		―
Loss on sale of assets		―		229
Adjustments to cost of sales		―		24
Change in Assets and Liabilities:
(Increase)/decrease in accounts receivable		(186)		40
(Increase)/decrease in inventories		21		287
(Increase)/decrease in prepaid expenses		146		(91)
(Increase)/decrease in other assets		(14)		675
Increase/(decrease) in accounts payable		(242)		(253)
Increase/(decrease) in accrued expenses		352		(133)
Total Adjustment		3,913		2,807
Net Cash Used for Operating Activities		(3,842)		(3,899)

Cash Flows from Investing Activities
Purchase of property and equipment		(739)		(54)
(Increase)/decrease in deferred costs		(129)		―
Proceeds on the sale of direct financing leases		899		―
Principal collections on direct financing leases		―		195
Proceeds from the sale of assets		―		233
Net Cash Provided by Investing Activities		31		374

Cash Flows from Financing Activities
Payments on notes payable and long-term debt		(2,139)		(103)
Proceeds from notes payable and long-term debt		1,200		750
Proceeds from sale of common stock, net		2,300		―
Net Cash Provided by Financing Activities		1,361		647

Net decrease in cash and cash equivalents		(2,450)		(2,878)

Cash and cash equivalents at the beginning of the period		3,139		4,020
Cash and cash equivalents at the end of the period		$689		$1,142

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for:
Interest		$319		$14
Income taxes	$	―	$	―
Non-cash investing and financing disclosures
Common stock issued for retirement of debt		$2,313	$	―
Common stock issued for asset purchase		$638		―

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements February 28, 2007 (Unaudited)

NOTE 1 - Basis of Presentation

The Consolidated Balance Sheet of the company as of February 28, 2007, the related Consolidated Statements of Operations for the three months and six months ended February 28, 2007 and 2006, the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) as of February 28, 2007 and the Consolidated Statements of Cash Flows for the six months ended February 28, 2007 and 2006, included in the financial statements have been prepared by the company without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the company’s financial position and results of operations.  The results of operations for the three and six months ended February 28, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the company’s August 31, 2006, Form 10-K.

On May 12, 2006, the company effected a 1-for-35 reverse stock split.  In these Notes to the Consolidated Financial Statements, all previously reported stock information has been adjusted to reflect the effect of the reverse stock split.

In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the disposed assets and the losses related to the sale of the security monitoring business component have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.  See Note 14 – Discontinued Operations.

NOTE 2 - Related Party Transactions

H. Dean Cubley, a former director of the company, is the holder of a promissory note with a remaining principal amount of $1,924,000.  The note is allegedly in default and the company is accruing interest under the terms of the original agreement.  The note was issued upon the modification of outstanding options for 57,143 common shares and reflects a guaranteed compensation of the modified options equivalent to $61.25 less the option strike price.  Interest payable of $678,000 and $506,000 has been accrued as of February 28, 2007 and August 31, 2006, respectively.  In August 2006, Mr. Cubley filed a lawsuit against the company for non-payment of the note. (See Note 8 – Legal Proceedings.)  The note payable and accrued interest are classified in the Balance Sheet as Accrued Expenses – Related Party.

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market.  The cost is determined by using the FIFO method.  Inventories consist of the following items, in thousands:

	February 28, 2007	August 31, 2006
Raw materials	$242	$288
Work in process	227	169
Finished goods	244	277
	$713	$734

NOTE 4 - Intangible Assets

Intangible assets consist of the following (in thousands):

	February 28, 2007	August 31, 2006
Goodwill	$4,095	$4,095

Contract Rights	$9,603	$9,603
Accumulated amortization	(9,233)	(9,214)
	$370	$389

Customer Relationships	$3,085	$2,447
Accumulated amortization	(2,324)	(2,318)
	$761	$129

Other intangible assets	$3,374	$3,374
Accumulated amortization	(3,352)	(3,177)
	$22	$197

Total intangible assets	$20,157	$19,519
Total accumulated amortization	(14,909)	(14,709)
Net of amortization	$5,248	$4,810

Intangible assets are amortized using methods that approximate the benefit provided by the utilization of the assets.  Contract rights, customer relationships and other intangibles are amortized on a straight-line basis.  We continually evaluate the amortization period and carrying basis of intangible assets to determine whether subsequent events and circumstances warrant a revised estimated useful life or reduction in value.

Total amortization of intangible assets was $216,000 and $234,000 for the six months ended February 28, 2007 and 2006, respectively.

On January 2, 2007, the company completed the acquisition of a customer list from Connex Services, Inc., which was valued at $638,000 and is being amortized over eight months.  (See Note 13)

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2006, management determined an impairment charge of $3,427,830 existed for the intangible assets of contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

The company assessed the fair value of goodwill as of August 31, 2006, and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value.

NOTE 5 - Notes Payable and Long-Term Debt

The following table lists the company’s note obligations as of February 28, 2007, and August 31, 2006 (in thousands):

	Annual Interest Rate	Due Date	February 28, 2007	August 31, 2006
Notes payable & long-term debt:			(Unaudited)	(Audited)
Dutchess convertible note and warrant, net of discount of $7,105 at February 28, 2007 and $334,593 at August 31, 2006	12%	May 2007	$75	$480
Dutchess promissory note, net of discount of $2,469,949 at February 28, 2007 and $4,288,389 at August 31, 2006	12%	July 2008	4,885	3,835
Dutchess promissory note, net of discount of $1,253,695 at February 28, 2007	12%	June 2008	1,021	―
Tail Wind non-convertible promissory note and convertibles notes, net of discount of $12,087 at February 28, 2007 and $149,618 at August 31, 2006	0%	March 2008	2,283	4,625
Note with related party	25%	August 2006	―	200
Note with related party, net of discount of $8,958 at February 28, 2007	25%	April 2007	190	―
Notes payable	Various	Various	43	92
Less compound embedded derivative and warrant liability			(4,996)	(3,799)
Total debt			$3,501	$5,433
Less current maturities			(3,437)	(3,990)
Total long-term debt			$64	$1,443

The convertible notes and warrants issued during the second quarter of 2007 have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

DUTCHESS PROMISSORY NOTE

On February 2, 2007, the company entered into a promissory note agreement with Dutchess Private Equities Fund, Ltd., pursuant to which the company sold a $1,300,000, 12% promissory note due June 2, 2008.  The company agreed to issue 200,000 shares of unregistered restricted common stock and a warrant for 2,500,000 shares with an exercise price of $0.001 per share to Dutchess as an incentive for the investment.

The note bears interest at 12%, provides for monthly interest and principal payments of $100,000 beginning June 2, 2007, and matures on June 2, 2008.  If any portion of the face amount of the note remains unpaid upon maturity, Dutchess has the right to increase such amount by five percent (5%) as an initial penalty and an additional two percent (2%) per month paid, pro rata for partial periods, compounded daily, as liquidated damages.  In the event of default, Dutchess may either (i) convert the note to a three-year convertible debenture or (ii) accelerate the payments due under the note.  The note is secured by all of the assets of the company.

The promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the company’s optional early redemption right and cash payment penalty (compound embedded derivative liability).  At the date of issuance (February 2, 2007) the promissory note and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.  At inception, the fair value of this single compound embedded derivative’s was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the promissory note.  The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement.

NOTE 6 - Stock Options and Warrants

In June 2005, the Board of Directors adopted, and the company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares (pre-reverse split) of the company’s common stock were reserved for issuance.  In February 2006, the Executive Committee of the Board of Directors of the company voted to amend the plan to reduce the shares available for issuance under the plan from 30,000,000 to 20,000,000.  On May 12, 2006, the company effected a 1-for-35 reverse stock split, which reduced the number of shares available for issuance under the plan to 571,429.  As of February 28, 2007, 467,850 shares of common stock had been issued under the plan, and options issued under the plan covering 341,205 shares were outstanding, of which 253,083 were exercisable.

In November 2006, the Board of Directors adopted, and the company’s shareholders approved, the 2007 Stock Option and Stock Bonus Plan, under which 2,000,000 shares of the company’s common stock have been reserved for issuance.  As of February 28, 2007, 114,235 shares of common stock had been issued under the plan and no stock options have been issued under the plan.

The weighted average fair value of the options granted during the six months ended February 28, 2007, is estimated at $0.45 on the date of grant.  The fair values of the options granted during the six months ended February 28, 2007, were determined using a Black-Scholes option-pricing model with the following assumptions:

	December 2006 Grants	January 2007 Grants
Dividend Yield	0%	0%
Risk-free interest rate	4.53%	4.75%
Volatility	75%	69%
Expected Life	3.5 years	3.5 years

Option and warrant activity, including employees and third parties, was as follows for the six months ended February 28, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	474,040	$20.95
Granted	3,096,245	0.10
Exercised	(78,333)	0.38
Forfeited/cancelled	(14,774)	14.12
Outstanding at end of period	3,477,178	$2.79
Exercisable at end of period	3,389,056	$2.61

Information about options and warrants outstanding was as follows at February 28, 2007:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.001	2,500,000	4.93	$ 0.001	2,500,000	$ 0.001
$0.384	564,245	3.93	$ 0.384	564,245	$ 0.384
$0.48 – $0.9765	54,622	1.95	$ 0.79	54,622	$ 0.79
$4.20 – $9.45	269,893	2.71	$ 6.45	193,512	$ 6.36
$14.00 – $43.05	65,561	1.96	$ 26.14	53,820	$ 25.02
$262.50	22,857	1.15	$ 262.50	22,857	$ 262.50
	3,477,178	4.47	$ 2.79	3,389,056	$ 2.61

NOTE 7 - Risk Factors

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable.  The company controls credit risk associated with its receivables through credit checks and approvals, credit limits, and monitoring procedures. Generally, the company requires no collateral from its customers.  Two customers comprised 15% and 12%, respectively, of outstanding receivables at February 28, 2007.  Two customers comprised 34% and 13%, respectively, of outstanding accounts receivable at August 31, 2006.

For the six months ended February 28, 2007, substantially all of the company’s business activities have remained within the United States.  Approximately 25% of the company’s revenues and receivables have been created solely in the state of Texas, 15% in the international market, and the approximate 60% remainder relatively evenly over the rest of the nation during the six months ended February 28, 2007; whereas approximately 4% of the company’s revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 96% remainder relatively evenly over the rest of the nation during the six months ended February 28, 2006.

The company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

NOTE 8 - Commitments and Contingent Liabilities

Leases

For the six months ended February 28, 2007 and 2006, rental expenses of approximately $149,900 and $153,000, respectively, were incurred.  Future minimum rental payments under the company’s primary office lease are as follows:

	August 31,	Amount
For the six months ending	2007	$149,901
For the year ending	2008	325,316
For the year ending	2009	243,987
	Total	$719,204

Legal Proceedings

In August 2006, Eagle became a defendant in H. Dean Cubley vs. Eagle Broadband, Inc.  Mr. Cubley, a former director of the company, filed a lawsuit against the company seeking to enforce a promissory note entered into by the company in December 2003, in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company.  The lawsuit seeks recovery of the principal balance of approximately $1.9 million plus accrued interest.  The company has asserted defenses, including a defense that the execution of the promissory note by the company was induced by misrepresentations.  The company intends to vigorously defend the lawsuit.  The company has accrued $2.6 million in connection with this claim.

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

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey.  The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation.  Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture.  In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding.  Cornell claims damages of approximately $1.3 million.  Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million.  In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims.  The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation.  The company has accrued $1,150,000 in settlement expense against this lawsuit.

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

NOTE 9 - Earnings per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the six months ended February 28, 2007 and 2006 (in thousands, except per share amounts):

	For the six months ended February 28,
	2007				2006
	Net Income /(Loss)		Shares	Per Share	Net Income /(Loss)	Shares	Per Share
Continuing Operations:						(1)
Basic EPS
Income available to common shareholders		$(7,755)	18,008	(0.43)	$(6,066)	8,476	(0.72)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS		$(7,755)	18,008	(0.43)	$(6,066)	8,476	(0.72)

Discontinued Operations:
Basic EPS
Income available to common shareholders	$	―	18,008	―	$(640)	8,476	(0.08)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS	$	―	18,008	―	$(640)	8,476	(0.08)

Total:
Basic EPS
Income available to common shareholders		$(7,755)	18,008	(0.43)	$(6,706)	8,476	(0.80)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS		$(7,755)	18,008	(0.43)	$(6,706)	8,476	(0.80)

(1) The number of shares and per share amounts have been restated to reflect the impact of the May 12, 2006 one-for-thirty five reverse stock split.

NOTE 10 - Major Customers

The company had gross sales of $1,838,000 and $2,102,000 for the six months ended February 28, 2007 and 2006, respectively.  The company had two customers that each represented approximately 12% of the gross sales for the six months ended February 28, 2007, and had one customer that represented 25% of the gross sales for the six months ended February 28, 2006.

NOTE 11 - Industry Segments

This summary reflects the company’s current and past operating segments, as described below.  All have ceased operations except Eagle Broadband, Inc. and Eagle Broadband Services, Inc.

Eagle:

Eagle Broadband, Inc. (Eagle) is a provider of broadband, Internet Protocol (IP) and satellite communications technology and equipment with related software and broadband products.

EBS/DSS:

Eagle Broadband Services, Inc. (EBS) provides broadband services to residential and business customers in select communities.

D.S.S. Security, Inc. (DSS) was a wholesale security monitoring company.  (Has ceased operations.)

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

Contact Wireless, Inc. was a paging, cellular, and mobile services provider and reseller whose assets were sold in October 2003.  (Has ceased operations.)

For the six months ended February 28, 2007 (in thousands):

	APC/HSI		EBS/DSS	UCG		Eagle	Other		Elim.		Consol
Revenue	$	―	$245	$	―	$1,593	$	―	$	―	$1,838
Segment loss		―	(446)		―	(4,388)		―		―	(4,834)
Total assets		(8,918)	(28,403)		(3,100)	86,358		16,320		(43,112)	19,145
Capital expenditures		―	―		―	740		―		―	740
Depreciation and amortization		―	355		1	267		―		―	623
Goodwill		―	―		―	4,095		―		―	4,095

For the six months ended February 28, 2006 (in thousands):

	APC/HIS	EBS/DSS	UCG	Eagle	Other	Elim.	Consol
Revenue	$—	$359	$—	$1,743	$—	$—	$2,102
Segment loss	—	(942)	(1)	(4,914)	—	—	(5,857)
Total assets	(8,917)	(16,713)	(3,097)	91,343	16,320	(43,111)	35,825
Capital expenditures	—	4	—	50	—	—	54
Depreciation and amortization	—	646	1	445	—	—	1,092
Goodwill	―	―	―	4,095	―	―	4,095

Reconciliation of Segment Loss from Operations to Net Loss (in thousands):

	Six Months Ended February 28,
	2007	2006
Total segment loss from operations	$(4,834)	$(5,857)
Total other income (expense)	(2,921)	(209)
Net loss	$(7,755)	$(6,066)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies.  The company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 12 - Equity Financing

In January 2007, the Company entered into an investment agreement with Brittany Capital Management Limited (“Brittany”).  The nature of the investment agreement is commonly known as an equity line of credit.  The maximum amount the company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount.  The company is not obligated to request the entire $5,000,000.  Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Brittany, which then delivers cash to us based on a price per share tied to the current market price of our common stock.  The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time.

NOTE 13 - Asset Acquisition

In December 2006, the company entered into an agreement with Connex Services, Inc. (“Connex”), under which the company acquired all of Connex’s customers effective January 2, 2007.  Connex is a Houston-based IT services company providing national and international project management services for data, voice, fiber-optic, wireless, hospitality systems, access control, audio and satellite installations.  The company paid $638,000 in company common stock (1,203,774 shares).  The fair value of the customer list is being amortized over its expected life.

NOTE 14 – Discontinued Operations

On February 28, 2006, the company entered into an asset purchase agreement with a third party to acquire the assets of D.S.S. Security, Inc. for a purchase price of $1,400,000.  The following table reports the results of the component of Eagle’s operations reported as discontinued operations (in thousands):

	Six months ended February 28,
	2007	2006
Broadband services revenues:
Sale of security contracts	$—	$1,188
Security monitoring revenue	—	410
Total revenue from discontinued operations	—	1,598
Cost of goods sold for security contracts sold	—	579
Operating expenses	—	1,391
Other expense	—	268
Net income (loss) on discontinued operations	$—	$(640)

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this sale have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

NOTE 15 - Financial Condition and Going Concern

The company has incurred a loss for the six months ended February 28, 2007, of $7,755,000 and has an accumulated deficit at February 28, 2007, of $248,804,000.  Because of its losses, the company will require additional working capital to develop its business operations.  The company intends to raise additional working capital through private placements, public offerings, bank financing or the sale of assets.

There are no assurances that the company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings or bank financing necessary to support the company’s working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the company.

These conditions raise substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Management is pursuing additional financing and is continuously evaluating all financing options available to the company.

Management will continue to implement its plan, which includes expanding the delivery of the IPTVComplete to additional markets inside and outside Florida, expanding the newly acquired satellite installation and support services business to areas beyond Texas and Louisiana, devoting resources towards attaining market leadership in the IPTV and hospitality set-top box markets, and continuously evaluating gross margin performance and searching for additional opportunities to reduce operating expenses.  However, there can be no assurance that the company will be successful in achieving its objectives.

NOTE 16 - Subsequent Events

In March 2007, the company notified the American Stock Exchange (the “Amex”) that it would not pursue a hearing before the Amex Listing Qualifications Panel regarding the continued listing of the company’s stock.  The company’s stock was removed from listing on the Amex effective April 9, 2007.  The company’s stock is now traded in the over-the-counter market under the symbol “EAGB”.

In March 2007, the company entered into an agreement with Alliance Maintenance & Services, Inc. (“Alliance”), under which the company acquired Alliance’s telecom services division effective April 1, 2007.  As consideration for the purchase, Alliance will receive 1,851,852 shares of common stock of the company on July 5, 2007.  The company has agreed to register these shares for resale by Alliance.

In March and April 2007, the company issued a total of 563,620 shares of common stock to The Tail Wind Fund Ltd. in connection with a conversion under one of the convertible notes held by Tail Wind, reducing the balance of such note by $120,000.

During March and April 2007, the Company issued a total of 4,200,000 shares of common stock to Brittany Capital Management Limited under the equity line of credit and received proceeds of $776,080 therefrom.

In April 2007, the company entered into a Note Exchange Agreement with Ron Persons, under which the company agreed to issue to Mr. Persons 1,428,571 shares of company common stock in full satisfaction of the company’s obligation to pay the $200,000 principal balance of the promissory note entered into in December 2006, which was due on April 12, 2007.  Accrued interest on the note through April 12, 2007, was paid to Mr. Persons in cash.  The company also agreed to register the shares for resale by Mr. Persons.

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

Executive Overview

Eagle Broadband, Inc. (the “company” or “Eagle”), is a provider of Internet protocol (IP), information technology services and satellite communications products and services.  The company’s product offerings are:

•

IPTVComplete™, delivering over 250 channels of digital television and music content via IP to many market sectors, such as to multi-dwelling unit operators (e.g., condominiums), triple-play operators (Internet data, phone and television, all over IP) or telephone companies, including our MediaPro standard or high-definition set-top boxes for both hospitality and IPTV customers; and

•

IT Services, through which we provide various IP and satellite-related technology implementations to a broad cross section of markets, including remote network management, structured cabling, IT integration services and our patented SatMAX® satellite telephony extension technology.

In April 2007, the company signed a contract with a leading hospitality solutions provider under which a series of purchase orders are scheduled to be placed for its MediaPro IP3000HD, the newest offering in Eagle Broadband's line of IPTV set-top boxes.

Also in April 2007, the company received an initial purchase order from Sprint Nextel in the amount of $500,000 for a rollout of infrastructure network cabling and equipment installation supporting the activities of the U.S. Transportation Security Administration at a number of airports across the United States.  The company has been advised that this work must be completed promptly, and that if completed properly and in a timely manner, the company expects a series of such purchase orders for similar installations at additional airports.

In March 2007, the company entered into an agreement with Alliance Maintenance & Services, Inc. (“Alliance”), under which the company acquired Alliance’s telecom services division effective April 1, 2007.  Alliance’s telecom services division provides satellite and network support services to businesses throughout the south central United States.  In April 2007, the company started two significant rollouts for the installation of HughesNet satellite systems at CVS Pharmacy stores and Jack In The Box restaurants, and is preparing for a May rollout of installations for KFC restaurants.

In February 2007, the company entered into a multi-year agreement with FrontGate Broadband, a multi-service broadband provider, to deliver IPTV services to condominium and master planned properties in Florida.  FrontGate plans to deliver a wide range of popular standard and high-definition programming to properties it has under contract.  This programming supports FrontGate’s package of advanced voice-over-IP, high-speed data, security, environmental monitoring, white-glove amenities, wellness technology solutions and interactive entertainment services.  FrontGate will build and deliver fully integrated IP services over private, fiber-to-the-user (FTTU) networks to thousands of homes and end users.

In December 2006, the company entered into an agreement with Connex Services, Inc. (“Connex”), under which the company acquired all of Connex’s customers effective January 2, 2007.  Connex is a Houston-based IT services company providing national and international project management services for data, voice, fiber-optic, wireless, hospitality systems, access control, audio and satellite installations.

As of February 28, 2007, the company’s only active subsidiary was Eagle Broadband Services, Inc.  Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report.  These inactive subsidiaries include: D.S.S. Security, Inc., Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc.  Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc.  The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole.  This discussion should be read in conjunction with our financial statements and accompanying notes for the six months ended February 28, 2007.

Results of Operations

Three and Six Months Ended February 28, 2007, Compared to Three and Six Months Ended February 28, 2006

The following table sets forth summarized consolidated financial information for the three and six months ended February 28, 2007 and 2006:

Condensed Financial Information

	Three months ended February 28,				Six months ended February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net sales	$870	$770	$100	13%	$1,838	$2,102	$(264)	(13%)
Cost of goods sold	862	1,255	(393)	(31%)	1,960	2,383	(423)	(18%)
Gross profit	8	(485)	493		(122)	(281)	159
Percent of sales	0.9%	(63.0%)			(6.6%)	(13.4%)

Operating expenses	2,368	2,896	(528)	(18%)	4,712	5,576	(864)	(15%)
Loss from operations	(2,360)	(3,381)	1,021	(30%)	(4,834)	(5,857)	1,023	(17%)
Other income (expense)	(1,934)	(216)	(1,718)	795%	(2,921)	(209)	(2,712)	1,298%
Loss from continuing operations	(4,294)	(3,597)	(697)	19%	(7,755)	(6,066)	(1,689)	28%
Loss from discontinued operations	―	(475)	475	(100%)	―	(640)	640	(100%)
Net loss	$(4,294)	$(4,072)	$(222)	5%	$(7,755)	$(6,706)	$(1,049)	16%

Overview

The 30% decrease in our loss from operations for the three months ended February 28, 2007, reflects the implementation of management’s initiatives to reduce operating expenses and improve gross margin performance by focusing our efforts primarily on our IPTV solutions division and IT services division.  The $493,000 improvement in gross margins in the current quarter was primarily due to reductions in cost of goods sold related to reductions in labor, depreciation and inventory write-offs.  The significant reduction in operating expenses in both the current quarter and the six-month period ended February 28, 2007, is discussed in more detail below.

The company’s net loss for the current quarter increased slightly to $4.3 million, compared to $4.1 million for the same quarter of the prior fiscal year.  The current quarter includes the recognition of $864,000 in derivative expense, compared to $20,000 in derivative income in the same quarter of last year.  Derivative income or expense arises from changes in the fair value of our derivative financial instruments and does not represent cash inflows or outflows.  In addition, interest expense for the current quarter was $720,000 higher than the same period of the prior fiscal year, which reflects the effect of the $5.5 million promissory note entered into with Dutchess Private Equities Fund in July 2006 and the $1.3 million note entered into with Dutchess in February 2007.  These increases in derivative expense and interest expense were offset by the more than $1 million improvement in loss from operations and the favorable impact of discontinuing our security monitoring business in February 2006.

For the six-month period ended February 28, 2007, our net loss is 16% higher than the same six-month period in the prior year.  This is due to derivative expense of over $1 million, compared to $20,000 in derivative income in the prior year, and a $1.3 million increase in interest expense compared to the prior six-month period.  These increases were partially offset by the significant reductions in operating expenses in the current six-month period and the favorable impact of discontinuing our security monitoring business.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months and six months ended February 28, 2007 and 2006:

($ in thousands)	Three months ended February 28,
	2007	% of Total	2006	% of Total	$ Change	% Change
Structured wiring	$449	52%	$463	60%	$(14)	(3%)
Broadband services	108	12%	110	15%	(2)	(2%)
Products	313	36%	157	20%	156	100%
Other	―	0%	40	5%	(40)	(100%)
Total	$870	100%	$770	100%	$100	13%

($ in thousands)	Six months ended February 28,
	2007	% of Total	2006	% of Total	$ Change	% Change
Structured wiring	$881	48%	$885	42%	$(4)	(1%)
Broadband services	245	13%	360	17%	(115)	(32%)
Products	712	39%	779	37%	(67)	(9%)
Other	―	0%	78	4%	(78)	(100%)
Total	$1,838	100%	$2,102	100%	$(264)	(13%)

For the second quarter, net sales increased by 13% from the same quarter last year, due to an increase in products sales of $156,000 from the prior quarter.  This increase in products sales was due to the sale of 500 set-top boxes to a major hospitality customer and the sale and installation of SatMAX units to two customers.  For the six-month period ended February 28, 2007, net sales were $1.8 million, compared to $2.1 million for the same six-month period last year.  Sales from broadband services for the current six-month period was $115,000 lower than the same six-month period a year ago, which reflects management’s decision to contract with a third party to operate a majority of the company’s bundled services business in April 2006.  The lower products sales for the current six-month period reflect sales to a major customer in the first quarter of the prior year of $436,000 that have not re-occurred in the current fiscal year.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three and six months ended February 28, 2006 and 2005

($ in thousands)	Three months ended February 28,				Six months ended February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Direct labor and related costs	$166	$200	$(34)	(17%)	$339	$493	$(154)	(31%)
Products and integration services	123	(2)	125		562	254	308	121%
Impairment slow moving & obsolete inventory	49	107	(58)	(54%)	49	107	(58)	(54%)
Structured wiring labor and material	444	431	13	3%	851	720	131	18%
Broadband services costs	23	237	(214)	(91%)	44	298	(254)	(85%)
Depreciation and amortization	57	201	(144)	(72%)	115	430	(315)	(73%)
Other manufacturing costs	―	81	(81)	(100%)	―	81	(81)	(100%)
Total	$862	$1,255	$(393)	(31%)	$1,960	$2,383	$(423)	(18%)

Cost of goods sold for the current quarter were down 31% from the prior quarter, reflecting continued workforce reductions, lower depreciation expense and lower broadband services costs due to management’s decision to contract with a third party to operate a majority of the company’s bundled services business.  The decrease in depreciation expense for both the three- and six-month periods are due to the impairment of long-lived assets taken in the year ended August 31, 2006.

For the six months ended February 28, 2007, the large decreases in direct labor, broadband services and depreciation costs were offset higher than normal product warranty costs, higher than expected costs in structured wiring, and an increase in product costs during in the first quarter of the current fiscal year.

Operating Expenses

The following table sets forth summarized operating expense information for the three and six months ended February 28, 2006 and 2005:

($ in thousands)	Three months ended February 28,				Six months ended February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and related costs	$733	828	$(95)	(11%)	$1,490	$1,972	$(482)	(24%)
Advertising and promotion	24	13	10	77%	79	44	35	78%
Depreciation and amortization	342	317	25	8%	508	662	(154)	(23%)
Research and development	78	130	(51)	(40%)	64	234	(170)	(72%)
Other support costs	1,191	1,608	(417)	(26%)	2,570	2,664	(94)	(4%)
Total	$2,368	$2,896	$(528)	(18%)	$4,712	$5,576	$(864)	(15%)

The following table breaks out “Other support costs” information as presented in the preceding table for the three and six months ended February 28, 2007 and 2006:

($ in thousands)	Three months ended February 28,				Six months ended February 28,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Auto related	$7	$11	$(4)	(35%)	$17	$29	$(12)	(42%)
Bad debt	186	121	65	54%	188	(781)	969
Delivery and postage	5	5	―	0%	11	160	(149)	(93%)
Fees	81	3	78	2,696%	92	9	83	878%
Insurance and office	145	74	71	96%	250	162	88	54%
Professional and contract labor	651	1,100	(449)	(41%)	1,494	2,089	(595)	(28%)
Rent	69	87	(18)	(21%)	145	176	(31)	(18%)
Repairs and maintenance	9	37	(28)	(76%)	15	66	(51)	(77%)
Travel	62	88	(26)	(29%)	140	169	(29)	(17%)
Taxes	(84)	(222)	138		(60)	(55)	(5)	9%
Telephone and utilities	24	99	(75)	(76%)	96	238	(142)	(60%)
Other	34	205	(171)	(83%)	203	402	(199)	(49%)
Total Other Support Costs	$1,191	$1,608	$(417)	(26%)	$2,570	$2,664	$(94)	(4%)

For the three months ended February 28, 2007, operating expenses decreased by 18% to $2.4 million, as compared to $2.9 million for same period last year, which is primarily the result of a $449,000 decrease in professional and contract labor related to a reduction in the utilization of outside legal, accounting and consultant services.  Salaries and related costs, telephone and utilities, and travel expenses also declined, which is due to the significant reductions in the company’s workforce.  Other expense for both the three and six month periods decreased significantly because the prior periods include satellite transponder costs that we no longer incur since our relationship with GlobeCast North America ended.  These decreases were offset by increases in fees, insurance costs, and bad debt expense.  Fees includes $60,000 paid to the American Stock Exchange for two additional listing applications filed in the current quarter, and insurance costs increased due to premium increases for D&O insurance.  Bad debt expense for the current quarter includes the effect settling the lawsuit with Lake Las Vegas for about $60,000 less than the amount the company had accrued as a receivable for that claim.

For the six months ended February 28, 2007, operating expenses are down 15%.  However, in the quarter ended November 30, 2005, the company recognized a credit to bad debt expense of approximately $900,000 due to the collection of a receivable in November 2005 of an account previously deemed uncollectible.  Excluding this credit, operating expenses for the six-month period ended February 28, 2006 were approximately $6.5 million, compared to operating expenses for the current six-month period of $4.7 million, a decrease of over 27%.  Most of this $1.8 million decrease in operating expenses is due to reductions in our workforce and in the utilization of outside professional and contract labor.  Other factors contributing to the decrease include:

•

Decreases in depreciation for long-lived assets and intangibles, reflecting the effect of the impairment charges recorded for the year ended August 31, 2006.

•

Decreases in delivery and postage expenses as the prior six-month period reflects higher than normal delivery costs associated with warranty work.

•

Decreases in telephone and utilities costs related to workforce reductions.

Changes in Cash Flow

Eagle’s operating activities used net cash of $3,842,000 during the six months ended February 28, 2007, compared to $3,899,000 in the six months ended February 28, 2006.  Eagle’s investing activities provided net cash of $31,000 in the six months ended February 28, 2007, compared to cash provided of $374,000 in the six months ended February 28, 2006.  The decrease was due to capital expenditures of $739,000 primarily for the completion of the super-headend in Miami, Florida, which was offset by the sale of equipment leases for $899,000.  Eagle’s financing activities provided net cash of $1,361,000 in the six months ended February 28, 2007, compared to $647,000 of cash provided in the six months ended February 28, 2006.  For the six months ended February 28, 2007, the company raised approximately $3.5 million, consisting primarily of drawdowns under the equity credit line with Dutchess

Private Equities Fund and additional borrowings from Dutchess, which was offset by paying down approximately $2.1 million of notes payable.

Liquidity and Capital Resources

Historically, the company has not generated cash in amounts adequate to meet its operating needs, but has instead relied upon third-party funding or has sold assets to meet those needs.  It is unlikely that the company will generate adequate amounts of cash to fund its operations over the remainder of the fiscal year; however, company management continues to implement its plan to increase sales and gross profit, and continues to reduce operating expenses.  The initiatives in this plan include, but are not limited to:

•

Expanding the satellite and network support services business purchased from Alliance Maintenance & Services, Inc. to areas beyond Texas and Louisiana.

•

Expanding the delivery of IPTVComplete to additional customers in the Miami, Florida area and elsewhere around the U.S.

•

Devoting additional resources towards attaining market leadership in the IPTV and hospitality set-top box markets.

•

Continuously evaluating gross margin performance and search for opportunities to further reduce operating expenses.

Until the company’s operations generate cash sufficient to fund our operating needs, we will continue to rely upon third-party funding.  If we are unable to raise additional financing, we will need to curtail operations or sell assets.  Management is working with a variety of investment bankers to obtain significant, long-term financing for the company.  Though we have been successful at raising additional capital on this basis in the past, we can provide no assurance that we will be successful in any future financing endeavors.  In addition, the company has two equity lines of credit upon which it can draw, provided registration statements are filed and declared effective by the SEC.

In January 2007, the company entered into an agreement with Brittany Capital Management Limited (“Brittany”) for a $5,000,000 equity line of credit.  Under this agreement, the company may request drawdowns by delivering a “put notice” to Brittany stating the dollar amount of shares we intend to sell to Brittany.  The purchase price Brittany is required to pay for the shares is equal to 93% of the “market price.”  The “market price” is equal to the lowest closing best bid price during the pricing period.  The pricing period is the five-trading-day period beginning on the day Brittany receives a drawdown request.  The amount we may request in a given drawdown is the lesser of (i) 200% of the average daily U.S. market trading volume of our common stock for the three trading days prior to the request multiplied by the average of the three daily closing best bid prices immediately preceding our request, or (ii) $500,000.  In January 2007, a registration statement was declared effective by the SEC, registering 4,200,000 shares for resale by Brittany.  As of April 20, 2007, the company had issued 4,200,000 shares to Brittany, and thus is unable to make additional drawdowns under the Brittany equity line until a new registration statement is filed and declared effective by the SEC.  In April 2007, the company filed a registration statement to register an additional 2,800,000 shares for resale by Brittany, which, as of the date of this report, has not been declared effective by the SEC.

The company also has a $5,000,000 equity line of credit agreement with Dutchess Private Equities Fund, L.P. (“Dutchess”).  Similar to the Brittany equity line, the company makes drawdown requests, and Dutchess purchases a number of shares at a price equal 93% of the market price of our stock to fund the drawdown requests.  To date, the company has drawn down approximately $3.8 million under the Dutchess equity line.  In December 2006, based on a new interpretation of Rule 415 by the staff of the SEC, the SEC limited the number of shares we could register for resale by Dutchess.  As a result, the company may not register additional shares for resale by Dutchess until mid-June 2007, and is thus currently unable to make drawdown requests under the Dutchess equity line.

Contractual Obligations

The following table sets forth contractual obligations to be settled in cash as of February 28, 2007:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (Current & Long Term)	$7,844	$2,200	$5,644	$—	$—
Operating Lease Obligations	719	150	569	—	—
Total	$8,563	$2,350	$6,213	$—	$—

The company’s contractual obligations consist of long-term debt and interest as set forth in Note 4 to the company’s financial statements, Notes Payable and Long-Term Debt, and certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 7–Commitments and Contingent Liabilities.

Off-Balance Sheet Arrangements

As of February 28, 2007, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

These intangible assets were valued using a present value technique of future cash flows since no quoted market for these intangible assets was available.  The future cash flows were based on supportable assumptions provided by management based on historical performance, current contracts in place, future plans and market information and were reviewed by the outside valuation experts for reasonableness.  In addition, multiple scenarios were considered and each cash flow alternative was probability weighted.  The fair value assigned to the intangible asset was the discounted future weighted cash flows.

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

Management assessed the fair value of intangibles and concluded that no impairment exists for the quarter ended February 28, 2007. However, management assesses the fair value of intangibles on a quarterly basis and may determine that an impairment is necessary in future periods.

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

Management assessed the fair value of long-lived assets and concluded that no impairment exists for the quarter ended February 28, 2007. However, management assesses the fair value of long-lived assets on a quarterly basis and may determine that an impairment is necessary in future periods.

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

Item 4.

Controls and Procedures.

The company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of February 28, 2007.  Based on such evaluation, such officers have concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the company’s internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II–OTHER INFORMATION

Item 1.

Legal Proceedings.

In December 2006, the company reached a settlement in a lawsuit filed by the company in December 2005 against Neva Holdings, LLC (“Neva”) and other entities affiliated with Neva for breach of a Termination Agreement entered into in August 2005 between the company and Neva.

Item 1A.

Risk Factors.

We have a history of operating losses and may never achieve profitability.

From inception through February 28, 2007, we have incurred an accumulated deficit in the amount of $248,804,000.  For the six months ended February 28, 2007, we incurred losses from continuing operations in the amount of $7,755,000.  We anticipate that we will incur losses from operations for the foreseeable future.  Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations.  At February 28, 2007, we had approximately $689,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $13,916,000.  Our net cash used by operations for the six months ended February 28, 2007, was approximately $3,842,000.

In April 2007, our common stock was removed from listing on the American Stock Exchange, which could limit investors’ ability to make transactions in our common stock and subject our common stock to “penny stock” trading restrictions.

On November 29, 2006, the company received notice from the American Stock Exchange (“Amex”) that the company did not satisfy certain of the Amex’s continued listing standards concerning shareholders equity and losses from continuing operations.  On January 5, 2007, the company submitted a plan demonstrating the company’s ability to satisfy such continued listing standards.  On February 7, 2007, the company received notice from the Amex that the staff of the Amex’s Listing Qualifications Department determined not to accept the company’s plan, and the company requested a hearing before an Amex Listing Qualifications Panel.  On March 27, 2007, company notified the Amex that the Board of Directors of the company determined not to pursue the hearing before the Panel, and the company’s stock was removed from listing on the Amex effective April 9, 2007.

Delisting from the Amex could result in a limited availability of market quotations for our common stock and will likely result in a designation of our common stock as a “penny stock” under SEC Rule 3a51-1.  The principal effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our stock but must trade it on an unsolicited basis.  Such a designation may result in a reduced level of trading activity in the secondary trading market for our common stock, a limited amount of news and analyst coverage for our company and a decreased ability to issue additional securities or obtain additional financing in the future.

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

EAGLE BROADBAND, INC.

Date: April 23, 2007	By: /s/ DAVID MICEK
David Micek
President and Chief Executive Officer

Date: April 23, 2007	By: /s/ MARK MANN
Mark Mann
Corporate Controller and Principal Accounting Officer