Form 10-Q
period 2007-05-31
EAGLE BROADBAND INC
filed 2007-07-23
CIK 1023139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [X] No

As of July 19, 2007, the registrant had 42,415,072 shares of common stock outstanding.

PART I–FINANCIAL INFORMATION

Item 1.

Financial Statements.

EAGLE BROADBAND, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	May 31, 2007	August 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$45	$3,139
Accounts receivable, net of allowance for doubtful accounts of $196 and $49 at May 31, 2007 and August 31, 2006, respectively	424	516
Inventories	480	734
Assets held for sale	―	899
Prepaid expenses	132	322
Total Current Assets	1,081	5,610
Property and Equipment
Operating equipment	11,717	18,691
Less: accumulated depreciation	(7,961)	(7,347)
Total Property and Equipment	3,756	11,344
Other Assets
Deferred costs	19	―
Goodwill	4,095	4,095
Contract rights, net	―	389
Customer relationships, net	473	129
Other intangible assets, net	256	197
Total Other Assets	4,843	4,810
Total Assets	$9,680	$21,764
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Notes payable & current portion of long-term debt, net of discount	$3,092	$3,990
Accounts payable	4,945	6,147
Accrued expenses	2,074	1,929
Accrued expenses – related party	2,824	2,430
Compound embedded derivative	1,631	1,564
Warrant liability	426	—
Deferred revenue	80	163
Total Current Liabilities	15,072	16,223
Long-Term Liabilities
Long-term debt, net of current portion and discount	442	1,443
Compound embedded derivative	—	2,153
Warrant liability	—	82
Total Long-Term Liabilities	442	3,678
Total Liabilities	15,514	19,901
Commitments and Contingencies	―	―
Shareholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued	―	―
Common Stock – $0.001 par value, 350,000,000 shares authorized, 30,646,409 and 12,092,758 issued and outstanding at May 31, 2007 and August 31, 2006, respectively	31	12
Additional paid in capital	250,256	242,900
Accumulated deficit	(256,121)	(241,049)
Total Shareholders’ Equity (Deficit)	(5,834)	1,863
Total Liabilities and Shareholders’ Equity (Deficit)	$9,680	$21,764

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)	For the three months ended May 31,				For the nine months ended May 31,
	2007		2006		2007		2006
Net Sales
Structured wiring		$615		$491		$1,496	$1,376
Broadband services		119		141		364	499
Products		74		137		786	919
Other		―		32		―	110
Total Sales		808		801		2,646	2,904
Costs of Goods Sold
Direct labor and related costs		215		221		554	714
Products and integration service		130		380		693	634
Impairment slow moving & obsolete inventory		199		―		248	107
Structured wiring labor and materials		345		394		1,195	1,114
Broadband services costs		6		(47)		51	251
Depreciation and amortization		59		206		173	636
Other manufacturing costs		—		(81)		—	—
Total Costs of Goods Sold		954		1,073		2,914	3,456
Gross Profit (Loss)		(146)		(272)		(268)	(552)
Operating Expenses
Salaries and related costs		879		899		2,369	2,871
Advertising and promotion		47		42		126	84
Depreciation and amortization		417		267		924	929
Other support costs		1,113		486		3,683	3,154
Research and development		80		304		145	538
Impairment expense		8,666		―		8,666	―
Total Operating Expenses		11,202		1,998		15,913	7,576
Loss from Operations		(11,348)		(2,270)		(16,181)	(8,128)
Other Income/(Expenses)
Interest income		―		2		12	15
Interest expense		(731)		(282)		(2,424)	(562)
Derivative income		2,923		161		1,900	181
Gain on sale of assets		―		1		―	40
Loss on extinguishment of debt		(1)		(22)		(187)	(22)
Other income/(expense)		1,840		(60)		1,808	(60)
Total Other Income (Expense)		4,031		(200)		1,109	(408)
Loss from Continuing Operations		(7,317)		(2,470)		(15,072)	(8,536)
Loss from discontinued operations		―		(17)		―	(657)
Net Loss		$(7,317)		$(2,487)		$(15,072)	$(9,193)
Basic and diluted loss per Common Share:
Loss from continuing operations		$(0.28)		$(0.28)		$(0.72)	$(0.99)
Loss from discontinued operations	$	―	$	―	$	―	$(0.08)
Net loss		$(0.28)		$(0.28)		$(0.72)	$(1.07)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Shares and dollars in thousands)	Common Stock		Preferred Stock	Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity (Deficit)
	Shares	Value

Shareholders’ Equity at August 31, 2005	8,235	$8	—	$237,212	$(214,116)	$23,104
Net loss for the year ended August 31, 2006	—	—	—	—	(26,933)	(26,933)
Stock issued for services and compensation	151	—	—	244	—	244
Stock issued for retirement of debt and accrued liabilities	1,060	1	—	957	—	958
Proceeds from sale of common stock, net	1,722	2	—	1,593	—	1,595
Stock-based compensation	—	—	—	642	—	642
Reclassification of stock payable, net	425	—	—	2,008	—	2,008
Incentive shares to Dutchess for note	500	1	—	244	—	245
Shareholders’ Equity at August 31, 2006	12,093	$12	—	$242,900	$(241,049)	$1,863
Net loss for the nine months ended May 31, 2007				—	(15,072)	(15,072)
Stock issued for services and compensation	1,178	2	—	445	—	447
Stock issued for retirement of debt	6,958	7	—	2,554	—	2,561
Stock issued for acquisitions	1,204	1	―	637	―	638
Proceeds from sale of common stock, net	9,213	9	—	3,200	—	3,209
Stock-based compensation	—	—	—	520	—	520
Shareholders’ Deficit at May 31, 2007	30,646	$31	—	$250,256	$(256,121)	$(5,834)

See accompanying notes to consolidated financial statements.

EAGLE BROADBAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	For the nine months
	ended May 31,
	2007		2006
Cash Flows from Operating Activities
Net Loss		$(15,072)		$(9,193)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment, write-downs & restructuring cost		8,666		―
Depreciation and amortization		1,097		1,598
Provision for inventory obsolescence		248		—
Loss on extinguishment of debt		187		22
Stock for services and compensation		967		557
Amortization of debt discount		1,630		377
Derivative income		(1,900)		(181)
Provision for bad debt		186		495
Loss on sale of assets		―		148
Adjustments to cost of sales		―		24
Adjustment to settlement expense		―		(576)
Change in Assets and Liabilities:
Decrease in restricted cash		―		203
(Increase)/decrease in accounts receivable		(94)		837
(Increase)/decrease in inventories		19		212
(Increase)/decrease in prepaid expenses		190		43
(Increase)/decrease in other assets		(24)		675
Increase/(decrease) in accounts payable		(1,702)		(98)
Increase/(decrease) in accrued expenses		455		(181)
Total Adjustment		9,925		4,155
Net Cash Used for Operating Activities		(5,147)		(5,038)
Cash Flows from Investing Activities
Purchase of property and equipment		(1,042)		(54)
Increase in deferred costs		(19)		―
Principal collections on direct financing leases		899		296
Proceeds from the sale of assets		―		234
Net Cash (Used) Provided by Investing Activities		(162)		476
Cash Flows from Financing Activities
Payments on notes payable and long-term debt		(2,194)		(282)
Proceeds from notes payable and long-term debt		1,200		750
Proceeds from sale of common stock, net		3,209		335
Net Cash Provided by Financing Activities		2,215		803
Net decrease in cash and cash equivalents		(3,094)		(3,759)
Cash and cash equivalents at the beginning of the period		3,139		4,020
Cash and cash equivalents at the end of the period		$45		$261
Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for:
Interest		$356		$47
Income taxes	$	―	$	―
Non-cash investing and financing disclosures
Common stock issued for retirement of debt		$2,561		$1,347
Common stock issued for asset purchase		$638		$—

See accompanying notes to consolidated financial statements.

Eagle Broadband, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements May 31, 2007
(Unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

The Consolidated Balance Sheet of the company as of May 31, 2007, the related Consolidated Statements of Operations for the three months and nine months ended May 31, 2007 and 2006, the Consolidated Statements of Changes in Shareholders’ Equity (Deficit) as of May 31, 2007 and the Consolidated Statements of Cash Flows for the nine months ended May 31, 2007 and 2006, included in the financial statements have been prepared by the company without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the company’s financial position and results of operations.  The results of operations for the three and nine months ended May 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and Financial Statements and notes thereto included in the company’s August 31, 2006, Form 10-K.

On May 12, 2006, the company effected a 1-for-35 reverse stock split.  In these Notes to the Consolidated Financial Statements, all previously reported stock information has been adjusted to reflect the effect of the reverse stock split.

In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the disposed assets and the losses related to the sale of the security monitoring business component have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.  See Note 18 – Discontinued Operations.

NOTE 2 - Related Party Transactions

H. Dean Cubley, a former director and former officer of the company, is the holder of a promissory note with a remaining principal amount of $1,924,000.  The note is currently in default and is accruing interest under the terms of the original agreement.  The note was issued upon the modification of outstanding options for 2,000,000 common shares (pre-reverse split) and reflects a guaranteed compensation of the modified options equivalent to $1.75 less the option strike price.  Interest, calculated at 18% per the agreement is $764,922 and $506,000 as of May 31, 2007 and August 31, 2006, respectively.  The note payable and accrued interest are included in the balance sheet as accrued expenses.  In June 2007, a judgment was entered against the company and an additional $135,558 was accrued at May 31, 2007 for interest and other costs included in the judgment (see “Legal Proceedings” in Note 9 – Commitments and Contingent Liabilities).

NOTE 3 – Inventories

Inventories are valued at the lower of cost or market.  The cost is determined by using the FIFO method.  Inventories consist of the following items, in thousands:

	May 31, 2007	August 31, 2006
Raw materials	$231	$288
Work in process	150	169
Finished goods	99	277
	$480	$734

NOTE 4 - Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable.  In May 2007, the company entered into an asset purchase agreement to sell its fiber optic network located in Harris and Fort Bend County, Texas.  This agreement, together with lower than expected revenues, prompted the company to test for recoverability.  The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed.  For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business.  Utilizing a fair value standard as set forth in SFAS 144, as of May 31, 2007, management determined an impairment of $8,056,354 existed for certain Houston-area communities where broadband infrastructure had been installed.

The company’s market capitalization as of year ended August 31, 2006, was below the book value of its assets, which indicated the need to test for recoverability.  The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed.  For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

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

NOTE 5 - Intangible Assets

Intangible assets consist of the following (in thousands):

	May 31, 2007		August 31, 2006
Goodwill		$4,095	$4,095

Contract Rights		$9,242	$9,603
Accumulated amortization		(9,242)	(9,214)
	$	―	$389

Customer Relationships		$3,200	$2,447
Accumulated amortization		(2,727)	(2,318)
		$473	$129

Other intangible assets		$3,455	$3,374
Accumulated amortization		(3,199)	(3,177)
		$256	$197

Total intangible assets		$19,992	$19,519
Total accumulated amortization		(15,168)	(14,709)
Net of amortization		$4,824	$4,810

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

Total amortization of intangible assets was $484,120 and $350,600 for the nine months ended May 31, 2007 and 2006, respectively.

On March 22, 2007, the company completed the acquisition of the telecom services division of Alliance & Maintenance Services, Inc.  As part of the acquisition, the company acquired (1) a customer list valued at $234,000, which is being amortized over two years, and (2) a non-compete agreement valued at $211,000 and is being amortized over one year.

On January 2, 2007, the company completed the acquisition of a customer list from Connex Services, Inc., which was valued at $638,000 and is being amortized over eight months.

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets” requires that goodwill and intangible assets be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability.  The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets.  Eagle has intangible assets related to goodwill, contracts, customers and subscribers.  As of May 31, 2007, the company determined there had been erosion of contracts, customers and subscribers acquired in the January 2001 merger of Clearworks.net, Inc.  The company evaluated and considered two separate methodologies in conducting the analysis and selected the approach assigning the greater value realized from the present value technique or the quoted market approach.  The following factors were considered (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business.  Utilizing a fair value standard as set forth in SFAS 142, as of May 31, 2007, management determined an impairment charge of $610,137 existed for its intangible assets, primarily the contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

Utilizing a fair value standard as set forth in SFAS 142, as of August 31, 2006, management determined an impairment charge of $3,427,830 existed for the intangible assets of contract rights, customer relationships and other intangible assets related to the January 2001 merger of Clearworks.net, Inc.

The company assessed the fair value of goodwill as of May 31, 2007, and August 21, 2006 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value.

NOTE 6 - Notes Payable and Long-Term Debt

The following table lists the company’s note obligations as of May 31, 2007, and August 31, 2006 (in thousands):

	Terms	Maturity Date	Interest Rate	Principal balance	Derivative Liability	Debt Discount	May 31, 2007	August 31, 2006
Dutchess convertible note and warrant	$90,157 per month including interest	May 07	12%	10	25	―	35	480
Dutchess promissory note	$250,000 per month including interest	Jul 08	12%	4,053	1,404	(2,095)	3,362	3,835
Dutchess promissory note	$100,000 per month including interest	Jun 08	12%	1,300	564	(1,082)	782	―
Tail Wind notes	$16,667 per month	Mar 08	0%	1,347	64	(38)	1,373	4,625
Note with related party	$200,000 due 4/1/07 plus interest	Apr 07	25%	―	―	―	―	200
Notes payable	Various	Various	Various	39	―	―	39	92
Total debt				6,749	2,057	(3,215)	5,591	9,232
Less current maturities							(6,007)	(3,990)
Less current debt discount							2,915	―
Less derivatives							(2,057)	(3,799)
Long-term debt							442	1,443

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

The promissory note was determined to include various embedded derivative liabilities. The derivative liabilities are the conversion feature, conversion price, reset provision and the company’s optional early redemption right and cash payment penalty (compound embedded derivative liability).  At the date of issuance (February 2, 2007) the promissory note and compound embedded derivative liability were measured at fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.  At inception, the fair value of this single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the promissory note.  The derivative liability will be marked-to-market each quarter with the change in fair value recorded in the income statement.

At May 31, 2007, the company was not current with the payments on either of the two Dutchess promissory notes.  Dutchess granted the company a waiver on July 13, 2007, suspending both of these events of default indefinitely, provided that no future events of default occur.

NOTE 7 - Stock Options and Warrants

In June 2005, the Board of Directors adopted, and the company’s shareholders approved, the 2005 Employee Stock Option Plan under which 30,000,000 shares (pre-reverse split) of the company’s common stock were reserved for issuance.  In February 2006, the Executive Committee of the Board of Directors of the company voted to amend the plan to reduce the shares available for issuance under the plan from 30,000,000 to 20,000,000.  On May 12, 2006, the company effected a 1-for-35 reverse stock split, which reduced the number of shares available for issuance under the plan to 571,429.  As of May 31, 2007, 571,429 shares of common stock had been issued under the plan, and options issued under the plan covering 341,036 shares were outstanding, of which 270,287 were exercisable.

In November 2006, the Board of Directors adopted, and the company’s shareholders approved, the 2007 Stock Option and Stock Bonus Plan, under which 2,000,000 shares of the company’s common stock have been reserved for issuance.  In July 2007, the Board adopted an amendment to the plan to increase the number of shares available for issuance under the plan to 4,500,000.  As of May 31, 2007, 869,078 shares of common stock had been issued under the plan and no stock options have been issued under the plan.

The weighted average fair value of the options granted during the nine months ended May 31, 2007, is estimated at $0.45 on the date of grant.  The fair values of the options granted during the nine months ended May 31, 2007, were determined using a Black-Scholes option-pricing model with the following assumptions:

	December 2006 Grants	January 2007 Grants
Dividend Yield	0%	0%
Risk-free interest rate	4.53%	4.75%
Volatility	75%	69%
Expected Life	3.5 years	3.5 years

Option and warrant activity, including employees and third parties, was as follows for the nine months ended May 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	474,040	$20.95
Granted	3,096,245	0.10
Exercised	(78,333)	0.38
Forfeited/cancelled	(15,657)	15.47
Outstanding at end of period	3,476,295	$2.79
Exercisable at end of period	3,405,546	$2.62

Information about options and warrants outstanding was as follows at May 31, 2007:

Range of Exercise Prices	Number Outstanding	Avg. Remaining Contractual Life in Years	Average Exercise Price	Number Exercisable	Average Exercise Price
$0.001	2,500,000	4.68	$ 0.001	2,500,000	$ 0.001
$0.384	564,245	3.67	$ 0.384	564,245	$ 0.384
$0.48 – $0.9765	54,622	1.70	$ 0.79	54,622	$ 0.79
$4.20 – $9.45	269,893	2.46	$ 6.45	209,694	$ 6.39
$14.00 – $39.55	64,678	1.73	$ 25.98	54,128	$ 24.72
$262.50	22,857	1.15	$ 262.50	22,857	$ 262.50
	3,476,295	4.21	$ 2.79	3,405,546	$ 2.62

NOTE 8 - Risk Factors

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade accounts receivable.  The company controls credit risk associated with its receivables through credit checks and approvals, credit limits and monitoring procedures.  Generally, the company requires no collateral from its customers.  Two customers comprised 31% and 17%, respectively, of outstanding receivables at May 31, 2007.  Two customers comprised 34% and 13%, respectively, of outstanding accounts receivable at August 31, 2006.

For the nine months ended May 31, 2007, substantially all of the company’s business activities have remained within the United States.  Approximately 25% of the company’s revenues and receivables have been created solely in the state of Texas, 5% in the international market, and the approximate 70% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2007; whereas approximately 27% of the company’s revenues and receivables were created solely in the state of Texas, 0% in the international market, and the approximate 73% remainder relatively evenly over the rest of the nation during the nine months ended May 31, 2006.

The company maintains cash deposits in banks which from time to time exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of the institutions and believes that any potential credit loss is minimal.

NOTE 9 - Commitments and Contingent Liabilities

Leases

For the nine months ended May 31, 2007 and 2006, rental expenses of approximately $264,700 and $227,000, respectively, were incurred.

The company and its landlord, ANREM Corporation, amended the lease agreement for office space in League City, Texas.  The amended lease commenced on June 1, 2007, and has an expiration date of May 31, 2009.  The company exercised its one-time termination option and negotiated an amendment with the lessor to the new lease for a reduction in the rentable area from 25,515 square feet to 13,253 square feet.  The company and lessor agreed to a pro-rated termination penalty in the amount of $34,949, which was reduced by applying $11,081 of the existing security deposit, resulting in a net termination penalty of $23,868.  The amended lease calls for base rent payments of $12,977 per month for the months of June to August 2007, and $14,081 per month for the months of September 2007 to May 2009.  In addition, the company and lessor each agreed to pay one-half of the demising expenses associated with the reduction in rentable area.  The company’s portion of the demising expenses, $1,436 per month for the remainder of the lease, will be added to the monthly base rent payment.

Future minimum rental payments under the company’s amended primary office lease are as follows:

	August 31,	Amount
For the three months ending	2007	$43,239
For the year ending	2008	186,210
For the year ending	2009	139,657
	Total	$369,106

Legal Proceedings

In August 2006, Eagle became a defendant in H. Dean Cubley vs. Eagle Broadband, Inc.  Mr. Cubley, a former director of the company, filed a lawsuit against the company seeking to enforce a promissory note entered into by the company in December 2003, in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company.  The lawsuit seeks recovery of the principal balance of approximately $1.9 million plus accrued interest.  The company asserted defenses, including a defense that the execution of the promissory note by the company was induced by misrepresentations.  In May 2007, the court granted Mr. Cubley’s partial motion for summary judgment, and in June 2007, the court entered a final judgment against the company awarding Mr. Cubley the principal balance of $1,923,053, interest of $814,113 through March 1, 2007, additional interest at 18% from March 1, 2007, and attorneys fees and court costs of approximately $53,000.  As of May 31, 2007, the company has accrued approximately $2.8 million in connection with this claim.

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

In July 2003, Eagle became a defendant in Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., Civil Action No. 03-1860 (KSH), in the United States District Court for the District of New Jersey.  The suit presents claims for breach of contract, state and federal securities fraud and negligent misrepresentation.  Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture.  In November 2003, the principal balance of the debenture was repaid, although the suit remains outstanding.  Cornell claims damages of approximately $1.3 million.  Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million.  In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims.  The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation.  In July 2007, the company and Cornell agreed to a settlement of this lawsuit, pursuant to which the company issued Cornell two, non-interest bearing convertible notes in the aggregate principle amount of $1.15 million.  As of May 31, 2007, the company has accrued $1,150,000 in connection with this lawsuit.

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

NOTE 10 - Other Income

The company evaluated its accounts payable aging, particularly its accounts payable related to its inactive subsidiaries.  After consultation with outside counsel, the company determined that based on the statute of limitations in Texas for the collection of past due accounts, approximately $1.8 million of accounts payable that came due on or before May 31, 2003, would be uncollectible under Texas law and should be reversed.  These adjustments are reflected in Other Income on the company’s Consolidated Statements of Operations.

NOTE 11 - Earnings per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the nine months ended May 31, 2007 and 2006 (in thousands, except per share amounts):

	For the nine months ended May 31,
	2007				2006
	Net Income /(Loss)		Shares	Per Share	Net Income /(Loss)	Shares	Per Share
Continuing Operations:						(1)
Basic EPS
Income available to common shareholders		$(15,072)	20,888	(0.72)	$(8,536)	8,606	(0.99)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS		$(15,072)	20,888	(0.72)	$(8,536)	8,606	(0.99)
Discontinued Operations:
Basic EPS
Income available to common shareholders	$	―	20,888	―	$(657)	8,606	(0.08)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS	$	―	20,888	―	$(657)	8,606	(0.08)
Total:
Basic EPS
Income available to common shareholders		$(15,072)	20,888	(0.72)	$(9,193)	8,606	(1.07)
Effective of dilutive securities		―	―	―	―	―	―
Diluted EPS		$(15,072)	20,888	(0.72)	$(9,193)	8,606	(1.07)

(1)

The number of shares and per share amounts have been restated to reflect the impact of the May 12, 2006 one-for-thirty five reverse stock split.

NOTE 12 - Major Customers

The company had gross sales of $2,646,000 and $2,904,000 for the nine months ended May 31, 2007 and 2006, respectively.  The company had three customers that represented approximately 13%, 12% and 10%, respectively, of the gross sales for the nine months ended May 31, 2007, and had one customer that represented 22% of the gross sales for the nine months ended May 31, 2006.

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

For the nine months ended May 31, 2007 (in thousands):

	APC/HSI		EBS/DSS	UCG		Eagle	Other		Elim.		Consol
Revenue	$	―	$364	$	―	$2,282	$	―	$	―	$2,646
Segment loss		―	(8,675)		―	(7,506)		―		―	(16,181)
Total assets		(8,918)	(36,583)		(3,101)	85,074		16,320		(43,112)	9,680
Capital expenditures		―	―		―	1,083		―		―	1,083
Depreciation, amortization, and impairment		1	8,590		2	1,170		―		―	9,763
Goodwill		―	―		―	4,095		―		―	4,095

For the nine months ended May 31, 2006 (in thousands):

	APC/HIS		EBS/DSS	UCG		Eagle	Other		Elim.		Consol
Revenue	$	―	$499	$	―	$2,405	$	―	$	―	$2,904
Segment loss		―	(1,305)		(2)	(6,821)		―		―	(8,128)
Total assets		(8,917)	(17,319)		(3,098)	89,436		16,320		(43,112)	33,310
Capital expenditures		―	4		―	50		―		―	54
Depreciation and amortization		1	1,007		2	588		―		―	1,598
Goodwill		―	―		―	4,095		―		―	4,095

Reconciliation of Segment Loss from Operations to Net Loss (in thousands):

	Nine Months Ended May 31,
	2007	2006
Total segment loss from operations	$(16,181)	$(8,128)
Total other income (expense)	1,109	(408)
Loss from Discontinued Operations	―	(657)
Net loss	$(15,072)	$(9,193)

The accounting policies of the reportable segments are the same as those described in the section titled Critical Accounting Policies.  The company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

NOTE 14 - Equity Financing

In January 2007, the Company entered into an investment agreement with Brittany Capital Management Limited (“Brittany”).  The nature of the investment agreement is commonly known as an equity line of credit.  The maximum amount the company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount.  The company is not obligated to request the entire $5,000,000.  Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Brittany, which then delivers cash to us based on a price per share tied to the current market price of our common stock.  As of May 31, 2007, the company issued 5,081,781 shares of common stock to Brittany for proceeds of $908,970.

In May 2007, the company entered into an investment agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  The nature of the investment agreement is commonly known as an equity line of credit.  The maximum amount the company may raise under the equity line is $5,000,000, provided we register enough shares to raise this amount.  The company is not obligated to request the entire $5,000,000.  Over a period of 36 months, we may periodically deliver new issue shares of our common stock to Dutchess, which then delivers cash to us based on a price per share tied to the current market price of our common stock.  The actual number of shares that we may issue subject to the investment agreement is not determinable as it is based on the market price of our common stock from time to time. At May 31, 2007 there have been no draws against this equity line.

NOTE 15 – Acquisitions

In March 2007, the company entered into an agreement with Alliance Maintenance & Services, Inc. (“Alliance”), under which the company acquired Alliance’s telecom services division effective April 1, 2007, for $500,000 in company common stock.  On July 9, 2007, the company issued 1,851,852 shares to Alliance, and will issue an additional 3,173,274 shares at a future date.  This transaction was determined to be a business combination according to SFAS 141.  The $500,000 is included in accounts payable at May 31, 2007.  The purchase price allocation based  on the fair value, with the assistance of  independent valuation experts, was as follows:

Tangible assets	$ 55,000
Intangible – Customer list	234,000
Intangible – Non-compete	211,000
Total purchase price	$ 500,000

In December 2006, the company entered into an asset purchase agreement with Connex Services, Inc. (“Connex”), under which the company acquired all of Connex’s customers effective January 2, 2007.  Connex is a Houston-based IT services company providing national and international project management services for data, voice, fiber-optic, wireless, hospitality systems, access control, audio and satellite installations.  The company paid $638,000 in company common stock (1,203,774 shares).  The fair value of the customer list is being amortized over its expected life.

NOTE 16 – Asset Sale Agreement

On May 30, 2007, the company entered into an asset purchase agreement with Optical Entertainment Network, Inc. (“OEN”), under which OEN has agreed to purchase the company’s fiber optic network located in Harris County and Fort Bend County, Texas.  Due to issues involving certain tax liens filed against a subsidiary of the company by the State of Texas related to a sales tax assessment, the sale has not closed.  The company is currently negotiating with the State of Texas to settle the sales tax issue and have the liens released.

Under the terms of the agreement, OEN will deliver to the company $200,000 in cash and a promissory note for $1,700,000.  The promissory note will be secured by the network, will bear interest at 9% per annum, and will provide for 12 monthly payments of $100,000 each followed by a balloon payment on July 15, 2008 for the outstanding principle balance and accrued interest.  The asset purchase agreement also provides that, upon the subsequent sale of the network by OEN, or the sale of OEN itself, OEN will pay the company $800,000 in cash.

NOTE 17 – Discontinued Operations

On February 28, 2006, the company entered into an asset purchase agreement with a third party to acquire the assets of D.S.S. Security, Inc. for a purchase price of $1,400,000.  The following table reports the results of the component of Eagle’s operations reported as discontinued operations (in thousands):

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Broadband services revenues:
Sale of security contracts	$—	$58	$—	$1,187
Security monitoring revenue	—	—	—	469
Total revenue from discontinued operations	—	58	—	1,656
Cost of goods sold for security contracts sold	—	—	—	579
Operating expenses	—	153	—	1,544
Other expense (income)	—	(78)	—	190
Net income (loss) on discontinued operations	$—	$(17)	$—	$(657)

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

NOTE 18 - Financial Condition and Going Concern

The company has incurred a loss for the nine months ended May 31, 2007, of $15,072,000 and has an accumulated deficit at May 31, 2007, of $256,121,000.  Because of its losses, the company will require additional working capital to develop its business operations.  The company intends to raise additional working capital through private placements, public offerings, bank financing or the sale of assets.

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

Management is pursuing additional financing and is continuously evaluating all financing options available to the company, including the sale of one or more of the company’s operating divisions.  While pursuing such options, management will continue to implement its plan, which includes expanding the delivery of the IPTVComplete to additional markets inside and outside Florida, expanding the newly acquired satellite installation and support services business to areas beyond Texas and Louisiana, devoting resources towards attaining market leadership in the IPTV and hospitality set-top box markets, and continuously evaluating gross margin performance and searching for additional opportunities to reduce operating expenses.  However, there can be no assurance that the company will be successful in achieving any of these objectives.

NOTE 19 - Subsequent Events

During June 2007, the company issued a total of 1,918,219 shares of common stock to Brittany Capital Management Limited under an equity line of credit and received proceeds of $267,532 therefrom.

During June and July 2007, the company issued a total of 5,082,270 shares of common stock to Dutchess Private Equities Fund, Ltd. under an equity line of credit and received proceeds of $388,615 therefrom.

In July 2007, the company issued a total of 1,476,969 shares of common stock to Cornell Capital Partners, L.P., in connection with a conversion under one of the convertible notes held by Cornell, reducing the balance of such note by $100,000.

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

In June 2007, the company entered into a multi-year agreement with SecureNet, a next-generation broadband services provider, to deliver IPTV services to condominium communities.  Palo Alto-based SecureNet plans to deliver the integration of television, telephone and Internet as high quality IP packets over high-speed fiber connections to the commercial and luxury residential markets.

In April 2007, the company signed a contract with a leading hospitality solutions provider under which a series of purchase orders are scheduled to be placed for its MediaPro IP3000HD, the newest offering in Eagle Broadband’s line of IPTV set-top boxes.  As of July 13, 2007, this customer had placed orders for 1,425 set-top boxes.

Also in April 2007, the company received an initial purchase order from Sprint Nextel in the amount of $500,000 for a rollout of infrastructure network cabling and equipment installation supporting the activities of the U.S. Transportation Security Administration at a number of airports across the United States.

In March 2007, the company entered into an agreement with Alliance Maintenance & Services, Inc. (“Alliance”), under which the company acquired Alliance’s telecom services division effective April 1, 2007.  Alliance’s telecom services division provides satellite and network support services to businesses throughout the south central United States.  During the first three months of operations (April through June), the company has recognized over $525,000 in revenue from this business.

As of May 31, 2007, the company’s only active subsidiary was Eagle Broadband Services, Inc.  Eagle has a number of inactive subsidiaries that had results in one or more of the periods included in the financial statements covered by this report.  These inactive subsidiaries include: D.S.S. Security, Inc., Clearworks Communications, Inc., Clearworks.net, Inc., Clearworks Home Systems, Inc., United Computing Group, Inc., Atlantic Pacific Communications, Inc., and Link Two Communications, Inc.  Eagle has incorporated certain ongoing operations of the inactive subsidiaries into the active subsidiaries listed above including Atlantic Pacific Communications, Inc. and Clearworks Communications, Inc.  The consolidated financial statements include the accounts of the company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the company as a whole.  This discussion should be read in conjunction with our financial statements and accompanying notes for the nine months ended May 31, 2007.

Results of Operations

Three and Nine Months Ended May 31, 2007, Compared to Three and Nine Months Ended May 31, 2006

The following table sets forth summarized consolidated financial information for the three and nine months ended May 31, 2007 and 2006:

Condensed Financial Information

	Three months ended May 31,				Nine months ended May 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Net sales	$808	$801	$7	1%	$2,646	$2,904	$(258)	(9%)
Cost of goods sold	954	1,073	(119)	(11%)	2,914	3,456	(542)	(16%)
Gross profit (loss)	(146)	(272)	126	(46%)	(268)	(552)	284	(51%)
Percent of sales	(18.1%)	(34.0%)			(10.1%)	(19.0%)

Operating expenses	11,202	1,998	9,204	461%	15,913	7,576	8,337	110%
Loss from operations	(11,348)	(2,270)	(9,078)	400%	(16,181)	(8,128)	(8,053)	99%
Other income (expense)	4,031	(200)	4,231	(2,116%)	1,109	(408)	1,517	(372%)
Loss from continuing operations	(7,317)	(2,470)	(4,847)	196%	(15,072)	(8,536)	(6,536)	77%
Loss from discontinued operations	―	(17)	17	(100%)	―	(657)	657	(100%)
Net loss	$(7,317)	$(2,487)	$(4,830)	194%	$(15,072)	$(9,193)	$(5,879)	64%

Overview

The large increase in the net loss for both the three months and the nine months ended May 31, 2007, as compared to these same periods last year, was due to a non-cash impairment charge of $8.7 million taken during the current quarter (see Note 4 - Impairment of Long-Lived Assets and Note 5 – Intangible Assets).  These impairment charges were partially offset by the recognition of derivative income in the current quarter of $2.9 million and the recognition of other income related to the reversal of approximately $1.8 million of accounts payable the company determined to be uncollectible (see Note 10 - Other Income).  Excluding these items, our net loss is $3.3 million for the current quarter and $11.1 million for the nine-month period ended May 31, 2007.

The negative gross margin for the three-month period and nine-month period ended May 31, 2007, is primarily due to regularly incurring fixed costs associated with the implementation of IPTV delivery with minimal corresponding revenue.  The negative gross margin for both the three-month and nine-month periods ended May 31, 2007, have been reduced by about 50%, which is primarily due to reductions in cost of goods sold related to reductions in labor costs and depreciation.

The large increase in other income (expense) for the current quarter is due to the following:

•

$2.9 million of derivative income compared to $0.2 million in derivative income for the same period last year.

•

$1.8 million of other income related to the reversal of accounts payable the company determined to be uncollectible.

•

$731,000 in interest expense compared to $282,000 for the same period last year.

Loss from operations of $16.2 million for the nine-month period ended May 31, 2007, includes the non-cash impairment charge mentioned above.  Excluding this impairment charge, the loss from operations for the nine-month period is $7.5 million, a decrease of approximately $600,000 from the nine-month period of the prior year.

Sales Information

Set forth below is a table presenting summarized sales information for our business segments for the three months and nine months ended May 31, 2007 and 2006:

($ in thousands)	Three months ended May 31,
	2007	% of Total	2006	% of Total	$ Change	% Change
Structured wiring	$615	76%	$491	61%	$124	25%
Broadband services	119	15%	141	18%	(22)	(16%)
Products	74	9%	137	17%	(63)	(46%)
Other	―	0%	32	4%	(32)	(100%)
Total	$808	100%	$801	100%	$7	1%

($ in thousands)	Nine months ended May 31,
	2007	% of Total	2006	% of Total	$ Change	% Change
Structured wiring	$1,496	57%	$1,376	47%	$120	9%
Broadband services	364	13%	499	17%	(135)	(27%)
Products	786	30%	919	32%	(133)	(14%)
Other	―	0%	110	4%	(110)	(100%)
Total	$2,646	100%	$2,904	100%	$(258)	(9%)

For the third quarter, net sales increased slightly from the same quarter last year.  Structured wiring sales increased $124,000, or 25%, from the same quarter last year, due primarily to the acquisition of Alliance Maintenance & Services, Inc.’s telecom division effective April 1, 2007.  The increase in structured wiring sales offset decreases in broadband services and products sales.  The decrease in broadband services reflects management’s decision to contract with a third party to operate a majority of the company’s bundled services business in April 2006.  The decrease in product sales is attributed to two reasons:  a decrease in SatMAX sales and a decrease in set-top box sales.  The decrease in set-top box sales was due to an unexpected delay in the development of our set-top box software, which resulted in one of our largest customers postponing the placement of purchase orders from the current quarter to the fourth quarter of the current fiscal year.

For the nine-month period ended May 31, 2007, net sales were $2.6 million compared to $2.9 million during the same nine-month period last year.  Structured wiring sales increased 9% during the current nine-month period, primarily due to the acquisition of Alliance’s telecom division.  The decrease in broadband services sales over the comparable nine-month period last year is due to management’s decision to contract with a third party to operate a majority of the company’s bundled services business in April 2006.  The decrease in product sales during the current nine-month period reflects sales of $436,000 to a major customer in the first quarter of the prior year that have not recurred in the current fiscal year.

Cost of Goods Sold

The following table sets forth summarized cost of goods sold information for the three and nine months ended May 31, 2007 and 2006:

($ in thousands)	Three months ended May 31,				Nine months ended May 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Direct labor and related costs	$215	$221	$(6)	(3%)	$554	$714	$(160)	(22%)
Products and integration services	130	380	(250)	(66%)	693	634	59	9%
Impairment slow moving & obsolete inventory	199	―	199		248	107	141	132%
Structured wiring labor and material	345	394	(49)	(12%)	1,195	1,114	81	7%
Broadband services costs	6	(47)	53	(113%)	51	251	(200)	(80%)
Depreciation and amortization	59	206	(147)	(71%)	173	636	(463)	(73%)
Other manufacturing costs	—	(81)	81		—	—	—	—
Total	$954	$1,073	$(119)	(11%)	$2,914	$3,456	$(542)	(16%)

For the quarter ended May 31, 2007, cost of goods sold decreased $119,000, or 11%, from the quarter ended May 31, 2006.  The overall decrease was primarily attributable to a $250,000 reduction of materials and supplies (in part because of lower product sales), and a $147,000 decrease in depreciation expense due to the impairment of long-lived assets taken in the year ended August 31, 2006.  The company wrote down to market value $199,000 of slow moving and obsolescent inventory during the current quarter.  Excluding this write-down, cost of goods sold would have decreased by $318,000 in the current quarter compared to the same quarter last year.

For the nine months ended May 31, 2007, cost of goods sold decreased $542,000, or 16% compared to the nine months ended May 31, 2006.   The overall decrease is primarily attributable to a $463,000 reduction in depreciation expense due to the impairment of long-lived assets taken in the year ended August 31, 2006.  Other items of note include the following:

•

A 22% decrease in direct labor due to workforce reductions during the current fiscal year.

•

An 80% reduction in broadband services costs due to management’s decision to contract with a third party to operate a majority of the company’s bundled services business.

•

A 132% increase in impairment costs on inventory in the current year due to the company writing down to market value slow moving and obsolescent inventory.

Operating Expenses

The following table sets forth summarized operating expense information for the three and nine months ended May 31, 2007 and 2006:

($ in thousands)	Three months ended May 31,				Nine months ended May 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and related costs	$879	$899	$(20)	(2%)	$2,369	$2,871	$(502)	(17%)
Advertising and promotion	47	42	5	12%	126	84	42	50%
Depreciation and amortization	417	267	150	56%	924	929	(5)	(1%)
Research and development	80	304	(224)	(74%)	145	538	(393)	(73%)
Other support costs	1,113	486	627	129%	3,683	3,154	529	17%
Impairment, write-downs & restructuring costs	8,666	―	8,666		8,666	―	8,666
Total	$11,202	$1,998	$9,204	461%	$15,913	$7,576	$8,337	110%

The following table breaks out “Other support costs” information as presented in the preceding table for the three and nine months ended May 31, 2007 and 2006:

($ in thousands)	Three months ended May 31,				Nine months ended May 31,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Auto related	$17	$4	$13	325%	$34	$33	$1	2%
Bad debt	(2)	―	(2)		186	(782)	968	(124%)
Delivery and postage	2	7	(5)	(71%)	13	167	(154)	(92%)
Fees	17	140	(123)	(88%)	109	148	(39)	(26%)
Insurance and office	131	87	44	50%	381	249	132	53%
Professional and contract labor	655	(77)	732	(951%)	2,149	2,012	137	7%
Rent	116	74	42	56%	261	251	10	4%
Repairs and maintenance	7	2	5	250%	22	68	(46)	(68%)
Travel	72	90	(18)	(20%)	212	263	(51)	(19%)
Taxes	36	105	(69)	(66%)	(45)	50	(95)	(190%)
Telephone and utilities	53	37	16	43%	149	275	(126)	(46%)
Other	9	17	(8)	(47%)	212	420	(208)	(49%)
Total Other Support Costs	$1,113	$486	$627	129%	$3,683	$3,154	$529	17%

For the three months ended May 31, 2007, operating expenses of $11.2 million include a non-cash impairment charge of $8.7 million.  Excluding the impairment charge, operating expenses were $2.5 million during the current quarter, compared to $2 million for the same quarter last year.  However, operating expenses for the prior quarter included a $500,000 credit resulting from the reversal of an accrual related to a legal matter that the company settled at no cost (reflected in professional and contract labor in the table above).  Excluding the impairment charge and the prior quarter credit, operating expenses for the current quarter increased by $38,000.   Depreciation and amortization increased due to the amortization related to the Connex acquisition.  The increase in professional and contract labor costs (excluding the $500,000 credit mentioned above) was due to outside services costs incurred in the development of set-top box software.  These increases were offset by decreases in research and development expenses, fees and taxes.

Excluding the abovementioned impairment charge, operating expenses for the nine-month period ended May 31, 2007, were $7.2 million, compared to $7.6 million for the nine months ended May 31, 2006.  However, in addition to the abovementioned credit of $500,000, the company also recognized a debit to bad debt expense of approximately $900,000 during the prior year due to the collection of a receivable in November 2005 of an account previously deemed uncollectible.  Adjusting for these items, operating expenses for the nine months ended May 31, 2006 were approximately $9 million.  This $1.8 million decrease in operating expenses is primarily due to the following:

•

Reductions in our workforce and reductions in executive compensation.

•

Reductions in the utilization of outside professional and contract labor.

•

Decreases in delivery and postage expenses as the prior nine month period reflects higher than normal delivery costs associated with warranty work.

•

Decreases in telephone and utilities costs related to workforce reductions.

Changes in Cash Flow

Eagle’s operating activities used net cash of $5,147,000 during the nine months ended May 31, 2007, compared to $5,038,000 in the nine months ended May 31, 2006.  Eagle’s investing activities used net cash of $162,000 in the nine months ended May 31, 2007, compared to cash provided of $476,000 in the nine months ended May 31, 2006.  This change was due to capital expenditures of $1,042,000 primarily for the completion of the super-headend in Miami, Florida, which was offset by the sale of equipment leases for $899,000.  Eagle’s financing activities provided net cash of $2,215,000 in the nine months ended May 31, 2007, compared to $803,000 of cash provided in the nine months ended May 31, 2006.  For the nine months ended May 31, 2007, the company raised approximately $4.4 million, consisting primarily of drawdowns under the equity credit line with Dutchess Private Equities Fund and additional borrowings from Dutchess, which was offset by paying down approximately $2.2 million of notes payable.

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

•

Expanding the delivery of IPTVComplete to additional customers in Miami, San Francisco and elsewhere around the U.S.

•

Applying more consultative sales approaches for attaining market leadership in the IPTV and hospitality set-top box markets.

•

Continuously evaluating gross margin performance and searching for opportunities to further reduce operating expenses.

Until the company’s operations generate cash sufficient to fund our operating needs, we will continue to rely upon third-party funding.  If we are unable to raise additional financing, we will need to curtail operations or sell assets, which may include one or more of the company’s operating divisions.  Management is working with a variety of investment bankers and consultants to obtain significant, long-term financing for the company, as well as exploring opportunities as they arise to sell one or more of our operating divisions.  Though we have been successful at raising additional capital on this basis in the past, we can provide no assurance that we will be successful in any future financing endeavors.  In addition, the company has an equity line of credit upon which it can draw, provided registration statements are filed and declared effective by the SEC.

In May 2007, the company entered into an agreement with Dutchess Private Equities Fund, Ltd, (“Dutchess”) for a $5,000,000 equity line of credit.  Under this agreement, the company may request drawdowns by delivering a “put notice” to Dutchess stating the dollar amount of shares we intend to sell to Dutchess.  The purchase price Dutchess is required to pay for the shares are equal to 93% of the “market price.”  The “market price” is equal to the lowest closing best bid price during the pricing period.  The pricing period is the five-trading-day period beginning on the day Dutchess receives a drawdown request.  The amount we may request in a given drawdown is either (i) 200% of the average daily U.S. market trading volume of our common stock for the three trading days prior to the request multiplied by the average of the three daily closing best bid prices immediately preceding our request, or (ii) $500,000.  In June 2007, a registration statement was declared effective by the SEC, registering 9,000,000 shares for resale by Dutchess.  As of July 16, 2007, the company had issued 5,082,270 shares to Dutchess under this equity line.

In May 2007, the company entered into a factoring agreement with LSQ Funding Group L.C. (“LSQ”), under which the company may sell accounts receivable to LSQ from time to time.  Under the terms of the agreement, the company pays LSQ a 0.07% daily fee on the face amount of any account receivable purchased by LSQ from the date purchased until the date LSQ receives payment from the account debtor.

Contractual Obligations

The following table sets forth contractual obligations to be settled in cash as of May 31, 2007:

(Thousands of dollars) Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations (Current & Long Term)	$7,194	$1,550	$5,644	$—	$—
Operating Lease Obligations	369	43	326	—	—
Total	$7,563	$1,593	$5,970	$—	$—

The company’s contractual obligations consist of long-term debt and interest as set forth in Note 4 to the company’s financial statements, Notes Payable and Long-Term Debt, and certain obligations for office space operating leases requiring future minimal commitments under non-cancelable leases set forth in Note 9 – Commitments and Contingent Liabilities.

Off-Balance Sheet Arrangements

As of May 31, 2007, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

The company performed, with the assistance of independent valuation experts, an impairment test of the carrying value of intangible assets.  Eagle has intangible assets related to goodwill, contracts, customers and subscribers.  For the nine months ended May 31, 2007, the company determined there had been continued erosion of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

These intangible assets were valued using a present value technique of future cash flows since no quoted market for these intangible assets was available.  The future cash flows were based on supportable assumptions provided by management based on historical performance, current contracts in place, future plans and market information and was reviewed by the outside valuation experts for reasonableness.  In addition, multiple scenarios were considered and each cash flow alternative was probability weighted.  The fair value assigned to the intangible asset was the discounted future weighted cash flows.

Utilizing a fair value standard as set forth in SFAS 142, for the nine months ended May 31, 2007, management determined an impairment charge of $610,137 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Utilizing a fair value standard as set forth in SFAS 142, for the year ended August 31, 2006, management determined an impairment charge of $3,427,830 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Utilizing a fair value standard as set forth in SFAS 142, for the year ended August 31, 2005, management determined an impairment charge of $23,913,000 existed for the intangible assets of contract rights, customer relationships and other intangible assets primarily attributable to the BDS assets acquired in the January 2001 merger of Clearworks.net, Inc.

Eagle assessed the fair value of goodwill as of May 31, 2007 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value.  Eagle assessed the fair value of goodwill as of August 31, 2006 and concluded that the goodwill valuations remain at an amount greater than the current carrying asset value.  Eagle assessed the fair value of goodwill as of August 31, 2005 and concluded that the goodwill valuations remain at an amount greater than the current carrying assets value.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets (asset groups) shall be tested for recoverability whenever events or change in circumstances indicate that its carrying amount may not be recoverable.  The company’s market capitalization for the nine months ending May 31, 2007 and the years ending August 31, 2006 and 2005 has been below the book value of these assets which indicated the need to test for recoverability.  The company performed, with the assistance of independent valuation experts, tests to determine if an impairment loss existed.  For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

These tests took into consideration a number of factors including (i) current market conditions, (ii) the company’s current and future financial performance, (iii) intrinsic risks evident in the markets in which the company operates and (iv) the underlying nature of Eagle’s operations and business.

Utilizing a fair value standard as set forth in SFAS 144 for the nine months ended May 31, 2007, management determined an impairment of $8,056,354 existed for certain Houston-area communities where broadband infrastructure had been installed.

Utilizing a fair value standard as set forth in SFAS 144 for the year ended August 31, 2006, management determined an impairment of $10,341,262 existed for certain Houston-area communities where broadband infrastructure had been installed.

Utilizing a fair value standard as set forth in SFAS 144 for the year ended August 31, 2005, management determined an impairment of $3,230,000 existed for certain Houston-area communities where broadband infrastructure had been installed.

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

Item 4.

Controls and Procedures.

The company’s Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of May 31, 2007.  Based on such evaluation, such officers have concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in the company’s internal control over financial reporting identified in connection with our evaluation as of the end of the fiscal quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II–OTHER INFORMATION

Item 1.

Legal Proceedings.

In May 2007, in the case styled H. Dean Cubley vs. Eagle Broadband, Inc., the court granted Mr. Cubley’s partial motion for summary judgment, and in June 2007, the court entered a final judgment against the company awarding Mr. Cubley (i) the principal balance of $1,923,053, (ii) interest through March 1, 2007 of $814,113, (iii) additional interest at 18% from March 1, 2007 until the judgment is paid, and (iv) attorneys fees and court costs of approximately $53,000.  Mr. Cubley, a former director of the company, filed a lawsuit against the company in August 2006 seeking to enforce a promissory note issued by the company in December 2003 in lieu of the issuance of shares for stock options then held by Mr. Cubley, who was at the time Chairman of the Board of the company.  The company asserted defenses, including a defense that the execution of the promissory note by the company was induced by Mr. Cubley’s misrepresentations.

In July 2007, the company and Cornell Capital Partners, L.P., agreed to a settlement of the lawsuit styled Cornell Capital Partners, L.P., vs. Eagle Broadband, Inc., et al., pursuant to which the company issued Cornell two, non-interest bearing convertible notes in the aggregate principle amount of $1.15 million.  Cornell sued the company and other defendants in July 2003 for breach of contract, state and federal securities fraud and negligent misrepresentation.  Cornell also alleged that Eagle defaulted on a convertible debenture for failing to timely register the shares of common stock underlying the convertible debenture and is seeking to accelerate the maturity date of the debenture.  Cornell claimed damages of approximately $1.3 million.  Eagle asserted counterclaims against Cornell for fraud and breach of contract in the amount of $2 million.  In March 2006, the court ruled in favor of Cornell on certain claims, granting Cornell’s motion for partial summary judgment on its breach of contract claim and denying all of Eagle’s counterclaims.  The court ruled in favor of Eagle on other claims, granting Eagle’s motion for summary judgment on Cornell’s claims of common law fraud, state and federal securities fraud, and negligent misrepresentation.

Item 1A.

Risk Factors.

We have a history of operating losses and may never achieve profitability.

From inception through May 31, 2007, we have incurred an accumulated deficit in the amount of $256,121,000.  For the nine months ended May 31, 2007, we incurred losses from continuing operations in the amount of $15,072,000.  We anticipate that we will incur losses from operations for the foreseeable future.  Our future revenues may never exceed operating expenses, thereby making the continued viability of our company dependent upon raising additional capital.

As we have not generated positive cash flow from operations, our ability to continue operations is dependent on our ability to either begin to generate positive cash flow from operations or our ability to raise capital from outside sources.

We have not generated positive cash flow from operations and have relied on external sources of capital to fund operations.  At May 31, 2007, we had approximately $45,000 in cash, cash equivalents and securities available for sale, and a working capital deficit of approximately $13,991,000.  Our net cash used by operations for the nine months ended May 31, 2007, was approximately $5,147,000.

Though we have been successful at raising capital on a best efforts basis in the past, we can provide no assurance that we will be successful in any future best-efforts financing endeavors.  We will need to continue to rely upon financing from external sources to fund our operations for the foreseeable future.  If we are unable to raise sufficient capital from external sources to fund our operations, we will need to sell assets, including one or more of the company’s operating divisions, to meet working capital needs or significantly curtail operations.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2007, the company issued 48,333 shares of common stock to Lorne Persons, Jr., to satisfy an obligation of $14,500 under a Consulting Agreement.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.  No sales commissions were paid.

In April 2007, the company issued 50,000 shares to Seacoast Advisors, Inc. pursuant to a Consulting Agreement.  The issuance of these shares will be exempt from registration pursuant to Section 4(2) of the Securities Act.  No sales commissions were paid.

In April 2007, the company issued 1,428,571 shares to Ron Persons, in satisfaction of a $200,000 principal balance on a promissory note.  The issuance of these shares was exempt from registration under Section 3(a)(9) of the Securities Act.  No sales commissions were paid.

In April 2007, the company issued 62,366 shares of common stock to Lorne Persons, Jr., to satisfy an obligation of $9,667 under a Consulting Agreement.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.  No sales commissions were paid.

In May 2007, the company issued 282,253 shares of common stock to Dutchess Private Equities Fund upon the conversion of $29,411 of convertible debt.  The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.  No sales commissions were paid.

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

EAGLE BROADBAND, INC.
(Registrant)

Date: July 23, 2007	By:	/s/ DAVID MICEK
David Micek
President and Chief Executive Officer

Date: July 23, 2007	By:	/s/ MARK MANN
Mark Mann
Corporate Controller and Principal Accounting Officer